Form 10-K405
period 1994-12-31
CENTRAL RESERVE LIFE CORP
filed 1995-03-21
CIK 215403

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994                COMM. FILE NO. 0-8483

                        CENTRAL RESERVE LIFE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Ohio                                     34-1017531
   ---------------------------           -------------------------------------
 (STATE OR OTHER JURISDICTION OF         I.R.S. EMPLOYER IDENTIFICATION NUMBER
  INCORPORATION OR ORGANIZATION)


    17800 Royalton Road, Strongsville, Ohio                         44136
    ---------------------------------------                       ---------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                 (216) 572-2400
                ------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                     -------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES /X/  NO / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

             $31,289,075 computed based on the closing price of the
                        Common Shares on March 14, 1995.

     The number of Common Shares, without par value, outstanding as of March 14, 1995: 4,037,300.

- --------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 1995, into Part III, Items 10, 11, 12, and 13.
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Central Reserve Life Corporation (the "Registrant") was incorporated in 1964 as Citation Life Insurance Company under the laws of the State of Ohio. The present name was adopted in 1976. Unless the context indicates otherwise, the term "Company" as herein used will refer to Central Reserve Life Corporation only.

     The Company is a holding company conducting its business through several subsidiaries. More detailed information regarding the Company's subsidiaries is set forth below.

  (1) INSURANCE OPERATIONS

     The Company owns 100% of Central Reserve Life Insurance Company ("Central"), which is its principal operating subsidiary.

     Central is an Ohio domiciled Life and Accident and Health insurance company. Central was incorporated in 1963 and commenced business in 1965. The Company acquired Central in 1973. As of December 31, 1994, Central was licensed to transact business in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Wyoming (35 states).

  (2) OTHER OPERATIONS

     In March 1983, the Company acquired Western Reserve Administrative Services, Inc. ("Western"), an Ohio corporation which administers claims for self-insured companies. Western also administers Central's Gemini product which is a partially self-funded group plan for small companies.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


     The following table presents the amount of Premiums, Investment Income and Operating Income (loss) on a GAAP basis for the last three (3) years attributable to the Company's industry segments. The Company is not required to allocate investment assets or identifiable assets by industry segment.

                                                    1994               1993             1992
                                               ---------------     ------------     ------------
Premiums
  Group Life.................................  $     4,828,115     $  4,988,762     $  4,480,629
  Group Accident and Health..................      217,731,794      202,850,443      167,045,729
  Other......................................        1,119,162          891,635          483,656
                                               ---------------     ------------     ------------
          Total..............................  $   223,679,071     $208,730,840     $172,010,014
                                                ==============      ===========      ===========
Net Investment Income
  Group Life.................................  $        13,576     $     78,172     $    106,052
  Group Accident and Health..................        4,925,857        4,322,475        3,762,587
  Annuities..................................        1,143,151          676,606          334,247
  Other......................................          433,343          289,931          403,150
                                               ---------------     ------------     ------------
          Total..............................  $     6,515,927     $  5,367,184     $  4,606,036
                                                ==============      ===========      ===========
Income (loss) before Federal income tax:
  Group Life.................................  $     1,201,115     $  1,561,268     $    119,621
  Group Accident and Health..................        6,554,173        2,375,362        3,035,178
  Annuities..................................         (790,429)      (1,234,413)        (534,798)
  Other......................................          (91,870)         402,322          869,635
                                               ---------------     ------------     ------------
          Total..............................  $     6,872,989     $  3,104,539     $  3,489,636
                                                ==============      ===========      ===========
Annuity considerations not included in
  premiums per SFAS 97.......................  $     3,492,402     $  8,728,902     $  3,152,029
                                                ==============      ===========      ===========

(C) NARRATIVE DESCRIPTION OF BUSINESS

     The operational aspects of the Company's business are primarily in Central; therefore, this section will contain information that only pertains to Central.

  (1) BUSINESS AND PRINCIPAL PRODUCT

Products

     Central specializes in group insurance for small businesses. Among the products the Company offers are group and individual life, annuities, group accident and health, long-term disability, short-term major medical, dental and other related health insurance products.

     Central's principal product is group insurance, which accounted for about 99% of its premiums in 1994. Approximately 2% of the group premiums were for life insurance and 98% were for accident and health insurance.

     Central provides for its customers a comprehensive package of more than 25 managed care controls which help (a) keep insureds' out-of-pocket expenses down,
(b) ensure affordability of the plans, and (c) keep rates attractive at renewal time. Among these managed care controls are inpatient and outpatient billing review, a hospice care program, individual case management, independent utilization review, physician code review, hospital audit review, premium reduction renewal options, and the National Physician Data Bank Review-SM, a refinement of our former reasonable and customary charge controls.

     Included as part of Central's managed care programs are preferred provider organization (PPO) health plans which are available to both groups and individuals. Through its PPO plans, Central is able to offer customers a network of hospitals and physicians that provide medical services at discounted rates. Regional PPO networks which Central contracts with are situated in 16 states. For its customers located outside the existing PPO networks, Central offers a supplemental hospital program, through which it can offer discounted medical rates by contracting with a national PPO network.

Marketing

     Central's products are marketed through the establishment of general agencies in Midwestern, Southeastern, and Southwestern states. Regional sales managers are responsible for recruiting and training the general agents. The general agents are required to recruit agents in their area, conduct seminars for the agents and train them in the benefits, underwriting requirements and general conditions under which Central's insurance plans operate.

     Central supports the general agents in the recruiting and training of agents through sales brochures and literature, assistance with seminars, a video training program and a computer-based training program. The Company enhances and enables the general agents' and writing agents' sales efforts through its Co-op Advertising Program, sales and promotional literature and various sales contests.

     Internally, Central's organization supports the agents and emphasizes customer service with a unique "team" approach. Organized around geographically dedicated groups of employees, each team consists of several specialists for each region.

Underwriting

     Central controls the quality of its group accident and health business by maintaining specific underwriting standards and guidelines. Where not restricted by state regulatory agencies, the Company medically underwrites each individual by requiring enrollment applications, medical health history questionnaires and, in some cases, medical records.

     While members of each group are individually underwritten, Central takes into account certain group characteristics, such as size, location and industry. For a discussion of certain business risks, other than underwriting, see Note 1 to the consolidated financial statements.

  (2) INSURANCE VOLUME, POLICIES AND CERTIFICATES

     Although insurance volume (amount of life insurance) is generally a guide to statistical information for most insurance companies, policies and certificates in force are a more informative statistic for Central due to the large percent of business generated in the group accident and health area. Central requires each insured to carry group life insurance, but the average requirement is only $10,000, accordingly, it is more informative to focus on the number of certificates in force as opposed to volume of insurance.


     Following are tables reflecting statistical information on Central's business.

                                               1994               1993               1992
                                          --------------     --------------     --------------
LIFE INSURANCE VOLUME:
  Insurance Written.....................  $  459,830,000     $  517,829,000     $  438,981,000
  In force..............................  $1,012,860,000     $1,016,513,000     $  913,891,000
  Reinsured.............................  $   41,424,000     $   13,608,000     $   15,200,000
GROUP POLICIES:
  Beginning of Year.....................          40,491             31,654             21,034
  Issued during Year....................          22,400             26,764             21,956
  Terminations..........................         (21,506)           (17,927)           (11,336)
                                          --------------     --------------     --------------
  End of Year...........................          41,385             40,491             31,654
                                           =============      =============      =============
GROUP CERTIFICATES:
  Beginning of Year.....................         105,536             96,175             78,875
  Issued during Year (new)..............          31,270             36,586             36,834
  Terminations (net of additions).......         (33,847)           (27,225)           (19,534)
                                          --------------     --------------     --------------
  End of Year...........................         102,959            105,536             96,175
                                           =============      =============      =============

  (3) GEOGRAPHIC DISTRIBUTION


     The geographic distribution of direct premiums and annuity considerations received (before reinsurance) by Central during 1994 is as follows:

                                                            PERCENT OF
                  STATE                      AMOUNT           TOTAL
                  -----                   ------------     ------------
Ohio....................................  $ 80,792,951          35.3%
Indiana.................................    20,581,023           9.0
Arizona.................................    16,303,312           7.1
Pennsylvania............................    13,883,350           6.1
Michigan................................    13,778,361           6.1
Colorado................................    12,876,710           5.6
Alabama.................................    10,289,409           4.5
Tennessee...............................     9,926,240           4.3
West Virginia...........................     8,560,019           3.7
Virginia................................     7,512,701           3.3
North Carolina..........................     7,263,589           3.2
Missouri................................     7,261,548           3.2
Other...................................    19,573,877           8.6
                                          ------------        ------
          Total.........................  $228,603,090         100.0%
                                           ===========     ============

  (4) AGENTS

     Central's insurance policies are sold by licensed agents and general agents (brokers). Regional Sales Managers service the brokers. Central does not have agents who sell exclusively for it. The licensed agents and brokers who produce insurance business for Central generally have affiliations with and serve in a similar capacity for one or more other companies which may be competitive with Central, and a portion of their business may be written by such other companies. Such agents and brokers are compensated by Central for business produced by them on a cash commission basis at rates which are believed to be competitive with those of other life insurance companies.

     As of December 31, 1994, Central had 84 brokers/general agents and 13,147 agents licensed.

  (5) INVESTMENTS

     An important earnings factor for Central, as well as all insurance companies, is the income from the investment portfolio. The investment objectives for insurance companies are designed to maximize yields, preserve principal and maintain liquidity. Investments must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments which may be made. Due to the restrictive nature of these laws, there may be occasions when Central may be precluded from making certain otherwise attractive investments. As of December 31, 1994, 99% of the $86,305,320 invested in fixed maturities, was of investment grade quality. Central and the Company do not invest in "junk" bonds or derivatives such as futures, forward, swap, and option contracts, and other financial instruments with similar characteristics.


     The following tables show various aspects of the investment portfolio of the Company as of December 31, 1994:

                                                                           CARRYING
                                                                             VALUE        PERCENT
                                                                          -----------     --------
PORTFOLIO MATURITY
  Due in one year or less..........................................       $ 2,414,426         3.0%
  Due after one year through five years............................        11,512,551        14.2
  Due after five years through ten years...........................        25,124,819        31.1
  Due after ten years..............................................         5,484,283         6.8
                                                                          -----------
                                                                           44,536,079
  Mortgage-backed securities (7.5 average years)...................        36,342,186        44.9
                                                                          -----------     --------
                                                                          $80,878,265       100.0%
                                                                           ==========     ========

                                         AMORTIZED         FAIR            CARRYING
                                           COST            VALUE             VALUE        PERCENT
                                        -----------     -----------       -----------     --------
PORTFOLIO DISTRIBUTION
  U.S. Treasury Securities............  $18,116,720     $17,174,057       $17,832,646        22.1%
  Obligations of states,
     municipalities and political
     subdivisions.....................    1,250,018       1,143,092         1,143,092         1.4
  Corporate bonds.....................   25,598,088      23,143,290        23,143,290        28.6
  Convertible bonds...................    2,008,831       1,986,601         1,986,601         2.5
  Foreign bonds.......................      503,133         430,450           430,450          .5
  Mortgage-backed securities:
     Federal Home Loan Mortgage.......   16,281,262      15,237,758        15,579,477        19.3
     Federal National Mortgage........   11,166,814      10,136,459        10,298,347        12.7
     Other............................   11,380,454      10,477,287        10,464,362        12.9
                                        -----------     -----------       -----------     --------
                                        $86,305,320     $79,728,994       $80,878,265       100.0%
                                         ==========      ==========        ==========     ========

                                                                           AMORTIZED
                                                                             COST         PERCENT
                                                                          -----------     --------
QUALITY RATING
  Government.......................................................       $45,564,795        52.8%
  Aaa..............................................................         7,791,637         9.0
  Aa...............................................................         3,655,372         4.2
  A................................................................        19,925,213        23.1
  Baa..............................................................         8,558,869         9.9
  Ba...............................................................           577,422          .7
  NR...............................................................           232,012          .3
                                                                          -----------     --------
                                                                          $86,305,320       100.0%
                                                                           ==========     ========

  (6) RESERVES

     Central is required by the insurance laws of the states in which it is licensed to set up statutory reserves to meet policy obligations on its ordinary life policies. These reserves are amounts which, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policy is issued. The ordinary life policies currently issued by Central are valued on the Commissioner's Standard Ordinary Table of Mortality of 1980 under the Commissioners' Reserve Valuation Method and the Net Level Premium Method. The guaranteed interest rate on policies currently being issued is 5.2%. On policies issued previously to the current series, guaranteed interest rates were as specified in the various policies and range from 2.5% to 6%. Under the Commissioners' Reserve Valuation Method, the amount of reserve provided in the first policy year is less than under the Net Level Premium Method, but in subsequent years greater additions to reserves are required. To the extent that the rate of income realized on investments is greater or less than the assumed interest rate used in the calculation of reserves, reported earnings are increased or decreased, as the case may be.

     The majority of Central's reserves and liabilities for claims, however, are for its group accident and health business. Statutory and regulatory requirements are generally less explicit for health insurance reserves and liabilities than for ordinary life insurance. For its group accident and health business Central establishes an Active Life Reserve plus a liability for due and unpaid claims, claims in course of settlement, and incurred but unreported claims as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities are dependent upon many factors, such as economic and social conditions, inflation (overall and hospital costs specifically), changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on extensive estimates and prior years' statistics.

  (7) REINSURANCE

     As is customary among most insurance companies, Central reinsures portions of the life insurance policies it writes, thereby providing a greater diversification of risk and minimizing Central's exposure on major risks. While the effect of reinsurance is to lessen risks to the writing company, it may also lower income. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability and becomes the ultimate source of payment. The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and $25,000 on group life on ages through 70. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Under a reinsurance treaty in effect during 1994 Central is liable for incurred claims in any one year for the deductible of $250,000 per person. In addition to the deductible Central will also retain claims from $250,000 to $500,000 up to a minimum accumulation of $3,000,000, above which reinsurance payments are made to Central. Each individual claim is also separately reinsured for 100% in excess of $500,000. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The overall effect of reinsurance is not material to the Company's financial condition. Reinsurance treaties in effect at December 31, 1994 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

  (8) REGULATION

     Central, in common with other insurance companies operating in the states in which it is licensed, is subject to regulation and supervision by state insurance regulatory agencies. These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. Central is required to file detailed annual statements with the respective state regulatory bodies and is subject to periodic examination by the regulators. The most recent regulatory examination for Central was made as of December 31, 1992. The next examination is scheduled for the year ending December 31, 1995.

  (9) COMPETITION

     The insurance business is highly competitive. There are over 1,600 legal reserve life insurance companies in the United States, of which over 650 are operating in Ohio, Central's principal state of operation. Many of these have been in business for long periods of time, and have substantially greater financial resources, larger selling organizations and broader diversification of risks than Central. Many of these companies are mutual companies, whose earnings inure to the benefit of their policyholders. However, the Company believes that the policies and premium rates of Central are generally competitive with those offered by other companies selling similar types of insurance in Ohio.

  (10) EMPLOYEES

     As of December 31, 1994 Central had 485 employees. The Registrant has no employees of its own.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company has no foreign operations. Its domestic operations during 1994 were primarily in Ohio.

ITEM 2. PROPERTIES

     The Company owns its home office building, located at 17800 Royalton Road, Strongsville, Ohio. The building, which consists of 121,625 square feet of gross floor area, was occupied in late 1990 by the Company and all the subsidiaries. Central, the principal operating subsidiary, entered into a 15 year triple net lease agreement with the Company for 100% of the space. All operations are conducted in this building.

ITEM 3. LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, neither the Company nor any of its subsidiaries is party to any material pending legal proceeding nor is any of their property the subject thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY AND CENTRAL

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

     (a) The executive officers of the Company and Central are as follows:

        NAME OF                                                                    OFFICER
   EXECUTIVE OFFICER         AGE                     POSITION                       SINCE
- -----------------------    --------     -----------------------------------    ----------------
Fred Lick, Jr.                63        Chairman of the Board,                       2/74
                                        Chief Executive Officer, President
                                        and Director
Frank W. Grimone              59        Executive Vice President,                    5/74
                                        Chief Financial Officer and
                                        Treasurer
Glen A. Laffoon               55        Executive Vice President and Chief          12/74
                                        Administrative Officer

     The current one year terms of office of the executive officers listed above began May 26, 1994, with their election to office by the Board of Directors at its meeting following the annual meeting of shareholders held on such date. There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


     (a) The Company's Common Shares are traded on the Nasdaq Stock Market under the symbol CRLC. The following table shows the representative high and low prices of the Common Shares for the calendar quarters indicated. These prices were taken from the Nasdaq Monthly Statistical Reports.

                                    HIGH         LOW         DIVIDENDS
                                  --------     --------     ------------
1993
     First Quarter............    $9 5/8       $6 3/4          $  .10
     Second Quarter...........     8            5 1/8             .10
     Third Quarter............     6 7/8        5 1/8             .10
     Fourth Quarter...........     8 1/2        5 3/4             .10
1994
     First Quarter............    $8           $7              $  .11
     Second Quarter...........     8 7/8        6 3/4             .11
     Third Quarter............     8 5/8        7 3/4             .11
     Fourth Quarter...........     8 1/2        7 7/8             .11

     (b) As of March 14, 1995, there were 1,746 record holders of the Common Shares.

     (c) The cash dividends paid by the Company in the past two years are indicated in the table above. The Company's present source of income, other than a nominal amount of investment income, is dividends and rent from Central. Central, the main operating subsidiary, is subject to certain restrictions which are contained in the Insurance Holding Company statute (Ohio Revised Code 3901.34) which prevent Central from paying the Company, without the approval of the Ohio Superintendent of Insurance, any dividend from other than earned surplus (as defined in the statute) or any dividend whose value, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of Central's surplus as regards policyholders as of the December 31 next preceding the dividend payment, or (ii) the net income of Central for the 12-month period ended the December 31 next preceding the dividend payment. The Company believes it will be able to continue paying dividends. Payment, however, will be determined by the Company's Board of Directors based on an analysis of the Company's earnings, applicable regulatory restrictions, the competitive climate in which the Company operates, and other relevant considerations.

ITEM 6. SELECTED FINANCIAL DATA

                               1994             1993             1992             1991             1990
                           ------------     ------------     ------------     ------------     ------------
FOR THE YEAR:
Premiums.................  $223,679,071     $208,730,840     $172,010,014     $140,982,753     $135,050,792
Net Investment Income....     6,515,927        5,367,184        4,606,036        4,481,145        4,472,649
Gain (loss) on Sale of
  Investments............       (23,024)         707,741          514,679          165,416          345,925
Other Income.............        29,237            5,662            1,697           33,060           30,097
                           ------------     ------------     ------------     ------------     ------------
Total Revenues...........  $230,201,211     $214,811,427     $177,132,426     $145,662,374     $139,899,463
                            ===========      ===========      ===========      ===========      ===========
Income before Federal
  Income Taxes...........  $  6,872,989     $  3,104,539     $  3,489,636     $  4,217,522     $  5,001,197
Federal Income Taxes
  (Benefit)..............     2,059,228          714,190          (34,581)       1,118,577        1,080,448
Cumulative effect of
  Statement 109 as of
  January 1, 1991........            --               --               --          170,669               --
                           ------------     ------------     ------------     ------------     ------------
Net Income...............  $  4,813,761     $  2,390,349     $  3,524,217     $  2,928,276     $  3,920,749
                            ===========      ===========      ===========      ===========      ===========
Net Income Per Share.....         $1.14            $ .57            $ .85            $ .71            $ .96
Cash Dividends Per
  Share..................         $ .44            $ .40            $ .36            $ .32            $ .28
AT YEAR END:
Investments..............  $ 83,230,323     $ 79,030,628     $ 59,305,499     $ 44,645,676     $ 50,290,023
Total Assets.............  $107,944,158     $103,613,338     $ 85,028,970     $ 69,921,639     $ 69,024,598
Mortgage Note Payable....  $  8,685,754     $  8,764,615     $  8,836,356     $  8,904,022     $  8,500,000
Future Policy Benefits
  and Claims Payable.....  $ 62,716,877     $ 56,148,504     $ 38,836,847     $ 28,931,749     $ 31,635,755
Retained Earnings........  $ 24,463,447     $ 21,422,301     $ 20,640,995     $ 18,553,097     $ 16,892,269
Shareholders' Equity.....  $ 24,530,732     $ 26,856,896     $ 26,015,001     $ 23,798,571     $ 21,938,151
Equity Per Share:
  After net unrealized
     holding loss........         $6.08            $6.67            $6.49            $6.00            $5.55
  Before net unrealized
     holding loss........         $7.42              N/A              N/A              N/A              N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY:

     Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash for the Company are Central Reserve Life Insurance Company's (Central) ability to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, etc., and shareholder dividends payable to the Company. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company. See Item 5.

     The majority of the Company's assets are in investments which were $83,230,323, after a net unrealized holding loss of $5,427,055 (see below), or 77% of the total assets at December 31, 1994. Fixed maturities are the primary investment of the Company and were $80,878,265 or 97% of total investments at December 31, 1994. The Company is carrying fixed maturities of $13,468,956 at amortized cost (held to maturity) and fixed maturities of $67,409,309 at fair value (available for sale) at December 31, 1994. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 99% of the bonds are of investment grade quality. In accordance with SFAS 115, the Company recorded a reduction in investments of $5,427,055 to reflect the reporting of investments classified as available for sale at fair value (estimated market value) which was lower than amortized cost. Management believes the Company's positive cash flow from investment income and operations will enable the Company to operate without having to sell the investments that have the unrealized holding loss of $5,427,055. The charge is reflected in shareholders' equity as a "net unrealized holding loss". In addition to the fixed maturities, the Company also had $4.2 million in unrestricted cash and $2.2 million in short term investments at December 31, 1994. Central also has an unused $1 million line of credit with a major bank. During 1994, total assets increased about $9.3 million, before the net unrealized holding loss of $5,427,055 or 9% to $113,219,213, mainly due to a positive cash flow from operations during the year from premiums and investment income.

     Liabilities accrued for future policy benefits and policy claims payable increased 12%, or about $6.6 million to $62,716,877 primarily because of a strengthening of reserves and increased premiums. Shareholders' equity decreased $2,326,164 after paying dividends of $1,772,615 and a reduction of $5,427,055 for a net unrealized holding loss.

CAPITAL RESOURCES:

     The only long-term debt the Company has at December 31, 1994, is $8,685,754, which is the principal amount payable under a loan secured by a mortgage on the Company's home office building. The Company entered into the loan agreement in 1990 for $9 million for a term of 10 years bearing interest at 9 1/2% per annum with a 30 year amortization period payment schedule. At the same time, the Company also entered into a 15 year lease agreement with Central for 100% of the space. The Company will use the monthly rental payments to pay, among other expenses, the required mortgage loan payments. No major capital expenditures occurred in 1994 nor are any anticipated for 1995.

RESULTS OF OPERATIONS:

  1994 compared to 1993

     During 1994, premiums increased 7% to $223,679,071 from $208,730,840 in 1993. The increase was primarily in the group division which accounted for about 99% of total premiums. Group certificates in force decreased to 102,959 in 1994 from 105,536 in 1993. Certificates issued for new group policies were 31,270 in 1994, down from 36,586 in 1993. Management believes that the health care reform bill activity in 1994 caused many policyholders to remain with their existing coverage and others not to seek new coverage. Also certain new state mandates curtailed some sales in some states, until the Company made certain adjustments to comply with those mandates. Total lapses (net of additions/decreases) in 1994 were 33,847 compared to 27,225 in 1993. The increase is due to a combination of certain groups that were not renewed and the continued higher lapses in an association type product which is being used as a short term policy.

     Not included in premiums, for generally accepted accounting principles
(GAAP) purposes, are annuity considerations in the amounts of $3,492,402 and $8,728,902 for 1994 and 1993. The decrease in annuity considerations was primarily due to increasing interest rates available in other investments.

     Net investment income increased 21% to $6,515,927 from $5,367,184 in 1993. Favorable cash flows in 1994 and 1993 aided in the increase in investments, primarily fixed maturities which generated the majority of the investment income. Offsetting the effect of the increase in investments was the effect of lower interest rates during the first half of 1994.

     Benefits and claims incurred expenses increased 6% in 1994 to $155,257,560 from $146,017,738 in 1993. This compares to a 28% in 1993 over 1992. The incurred loss ratio was 69.4% in 1994 and 69.9% in 1993. The improvement can be attributed to managed care cost controls, certain rate adjustments, reduction in large claims and an overall moderation in the medical inflation rate for 1994.

     Commissions increased 5% to $33,573,278 in 1994 from $32,120,808 in 1993 and were 15% of premiums in 1994 compared to 15.4% in 1993. The decrease in the ratio is primarily due to the increase in renewal premiums, which carry a lower commission than new business. Expenses increased 3% in 1994 over 1993 and were 15.4% of premiums compared to 16.1% in 1993.

     Net income tax expense as a percentage of pretax income was 30% in 1994 compared to 23% in 1993. The current portion of the tax, increased to $1,534,817 from $769,833 in 1993. The main reason for the increase in current taxes is the increase in pretax income. The increase in the deferred tax expense is primarily due to the increase in the valuation allowance. Since the Company's recovery rates for prior years are lower than current tax rates a higher valuation allowance is required. Also in the valuation allowance is $1,845,199 recorded directly to shareholders' equity for the net unrealized holding loss, offsetting the same amount shown as a deferred tax asset.

     Net income for 1994 was $4,813,761 or $1.14 per share compared to $2,390,349 or $.57 per share in 1993. The increase is primarily due to a 21% increase in investment income, slightly lower benefit loss ratio of 69.4% compared to 69.9% in 1993 and a decrease in the ratio of operating expenses to premiums from 16.1% to 15.4%. Because group accident and health represents 97% of Central's business, investment income and a lower loss ratio from this division has a positive effect on the Company's earnings. Along with an increase in investment income in the group accident and health division, the statutory loss ratio decreased to 67.9% in 1994 from 69.5% in 1993.

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

     If the IRS were to pursue litigation and prevail in its position that Central no longer qualifies as a life company for tax purposes, Federal income taxes would increase in the future. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3 million of income of 60% or $1.8 million. As Central's income increases above $3 million, the special deduction is reduced proportionately. Besides relying on favorable existing case law, Central may have, under certain circumstances, the ability to change and market policies that could insure its qualification as a life company for tax purposes in the future, if the need arises.

RESULTS OF OPERATIONS:

  1993 Compared to 1992

     During 1993, premiums increased 21% to $208,730,840 from $172,010,014 in
1992. The increase was primarily in the group division which accounted for about 99% of total premiums. Group certificates in force increased to 105,536 in 1993 from 96,175 in 1992. Certificates issued for new group policies were 36,586 in 1993 and 36,834 in 1992. Total lapses (net of additions/decreases) in 1993 were 27,225 compared to 19,534 in 1992. Management attributes the increase in lapses to a product sold through an association which appears to be used as a short term policy. Also, decreases in certificates in existing groups exceeded additions during the year, indicating reductions in employment in many companies.

     Not included in premiums, for generally accepted accounting principles
(GAAP) purposes, are annuity considerations in the amounts of $8,728,902 and $3,152,029 for 1993 and 1992.

     Net investment income increased 16% to $5,367,184 from $4,606,036 in 1992. Favorable cash flows in 1992 and 1993 aided in the 33% increase in investments. Offsetting the effect of the increase in investments was the effect of lower interest rates since the Company primarily invests in fixed maturities. The Company continued its conservative investment policy in 1993, buying investment grade securities. In 1993 net realized gains were $707,741 compared to $514,679 in 1992. The major portion of the net realized gains was due to calls.

     Benefits and claims incurred expenses increased 28% in 1993 to $146,017,738 from $114,394,481 in 1992. This produced an incurred loss ratio of 69.9% in 1993 compared to 66.5% in 1992. A higher number of large claims than expected was experienced during the first six months of 1993. This was the main reason for the increase in the loss ratio for the current year. Reserves were strengthened and the large claims experience leveled off during the last six months of 1993.

     Commissions increased 20% in 1993 over 1992 and were 15.4% of premiums in 1993, down slightly from 15.6% in 1992. The decrease in the ratio to premiums was primarily due to the increase in renewal premiums which carry a lower commission rate than new, first year premiums. Expenses increased 3% in 1993 over 1992 compared to a 32% increase in 1992 over 1991 and were 16.1% of premiums in 1993 compared to 18.9% for 1992. Major reasons for the 3% increase were increases in premium taxes.

IMPACT OF INFLATION:

     Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, while the rate of income from investments decreased. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs.

LEGISLATIVE DEVELOPMENTS:

     In November 1994, voters sent a message to Congress that they did not want a drastic overhaul of the health care system. It now appears that no major federal health care reform will take place in 1995. However, incremental changes are more probable than major changes and it is more likely this will be on the state level than federal. The federal government has already enacted a series of health care mandates which has resulted in cost shifting from the federal government to state government and the private sector. The Company cannot predict the ultimate timing or effect of such legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

NEW ACCOUNTING STANDARDS:

     In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the following points:

          (a) Debt securities that management has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost.

          (b) Debt and equity securities that are held for the purpose of selling in the near term would be classified as "trading securities" and would be reported at fair value, with unrealized gains and losses, net of tax, included in earnings.

          (c) Debt and equity securities not classified as either held to maturity or trading securities would be classified as "available for sale" and would be reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

     SFAS 115 was effective for fiscal years beginning after December 15, 1993 and the Company adopted it as required January 1, 1994. The Company has identified various securities as available for sale. Effective January 1, 1994, the Company started to carry these fixed maturities at fair value and accordingly recorded a net unrealized holding loss of $5,427,055 at December 31, 1994 as a separate component of shareholders' equity. All other fixed maturities will be classified as held to maturity and will continue to be carried at amortized cost.

     In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The statement requires disclosure about the fair value of financial instruments and is effective for financial statements issued for fiscal years ending after December 15, 1995 for entities, such as the Company, with less than $150 million in total assets.

     In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires disclosure about derivative financial instruments and amends existing requirements of SFAS Nos. 105 and 107. SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets.

     As of December 31, 1994, the Company does not own nor has it purchased any derivatives as defined in SFAS 119.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CENTRAL RESERVE LIFE CORPORATION

                                     INDEX

                                                                                  PAGE
                                                                          ---------------------
          Independent Auditors' Report....................................          13

          Consolidated Balance Sheets as of December 31, 1994 and 1993....          14

          Consolidated Statements of Income for the years ended
            December 31, 1994, 1993 and 1992..............................          15

          Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1994, 1993 and 1992........................          16

          Consolidated Statements of Cash Flows
            for the years ended December 31, 1994, 1993 and 1992..........          17

          Notes to Consolidated Financial Statements for the years
            ended December 31, 1994, 1993 and 1992........................          18

          Schedule I -- Summary of Investments -- Other than Investments
            in Related Parties............................................          31

          Schedule III -- Condensed Financial Information of
            Registrant -- Central Reserve Life Corporation (Parent
            Only).........................................................      32, 33, 34

          Schedule V -- Supplementary Insurance Information...............          35

          Schedule VI -- Reinsurance......................................          36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Central Reserve Life Corporation:

     We have audited the consolidated financial statements of Central Reserve Life Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Reserve Life Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1994.

                                          KPMG Peat Marwick LLP

Columbus, Ohio
February 24, 1995


               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------

                                                                     1994             1993
                                                                 ------------     ------------
ASSETS
Investments (Note 2):
  Fixed maturities held to maturity, at amortized cost.......    $ 13,468,956     $         --
  Fixed maturities available for sale, at fair value.........      67,409,309               --
  Fixed maturities, principally, at amortized cost...........              --       72,438,641
                                                                 ------------     ------------
            Total fixed maturities...........................      80,878,265       72,438,641
  Policy loans...............................................         101,146           91,978
  Short-term investments, at cost which approximate market...       2,250,912        6,500,009
                                                                 ------------     ------------
            Total investments................................      83,230,323       79,030,628
Cash (Note 2)................................................       7,654,487        6,069,187
Accrued investment income....................................       1,315,937        1,009,110
Premiums receivable..........................................       1,656,225        1,909,296
Property and equipment, at cost, net of accumulated
  depreciation of $5,642,595 and $5,146,068, respectively
  (Note 1)...................................................      12,053,737       13,005,400
Deferred federal income taxes (Note 5).......................         935,282        1,459,693
Federal income taxes recoverable.............................         245,406          345,450
Other assets.................................................         852,761          784,574
                                                                 ------------     ------------
                                                                 $107,944,158     $103,613,338
                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits, losses and claims..................    $ 27,496,885     $ 24,145,004
  Other policy claims and benefits payable (Note 3)..........      35,219,992       32,003,500
  Other policyholders' funds.................................       5,751,966        5,970,185
  Other liabilities..........................................       6,258,829        5,873,138
                                                                 ------------     ------------
                                                                   74,727,672       67,991,827
Mortgage note payable (Note 6)...............................       8,685,754        8,764,615
                                                                 ------------     ------------
            Total liabilities................................      83,413,426       76,756,442
                                                                 ------------     ------------
Commitments and contingencies (Notes 5, 7, 8 and 9)
Shareholders' equity: (Notes 4 and 10)
  Non-Voting Preferred shares, no par value, authorized
     2,000,000 none issued...................................              --               --
  Common shares, no par value, stated value $.50, authorized
     10,000,000, issued and outstanding 4,037,300 in 1994 and
     4,024,382 in 1993 (325,970 are reserved for options)....       2,018,650        2,012,191
  Additional paid-in capital.................................       3,475,690        3,422,404
  Net unrealized holding loss................................      (5,427,055)              --
  Retained earnings..........................................      24,463,447       21,422,301
                                                                 ------------     ------------
            Total shareholders' equity.......................      24,530,732       26,856,896
                                                                 ------------     ------------
                                                                 $107,944,158     $103,613,338
                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.


               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

                                                         1994             1993             1992
                                                     ------------     ------------     ------------
Revenues:
  Premiums.......................................    $223,679,071     $208,730,840     $172,010,014
  Net investment income (Note 2).................       6,515,927        5,367,184        4,606,036
  Net gain (loss) on sales/calls of investments
     (Note 2)....................................         (23,024)         707,741          514,679
  Other income...................................          29,237            5,662            1,697
                                                     ------------     ------------     ------------
                                                     $230,201,211      214,811,427      177,132,426
                                                     ------------     ------------     ------------
Benefits, losses and expenses:
  Benefits, claims, losses and settlement
     expenses....................................     155,257,560      146,017,738      114,394,481
  Commissions....................................      33,573,278       32,120,808       26,777,138
  Salaries and benefits..........................      14,387,949       14,025,177       12,827,295
  Taxes, licenses and fees.......................       5,296,613        5,168,061        4,359,665
  Other operating expenses.......................      13,983,649       13,538,631       14,431,625
  Interest expense...............................         829,173          836,473          852,586
                                                     ------------     ------------     ------------
                                                      223,328,222      211,706,888      173,642,790
                                                     ------------     ------------     ------------
Income before Federal income taxes...............       6,872,989        3,104,539        3,489,636
Federal income tax expense (benefit) (Note 5)....       2,059,228          714,190          (34,581)
                                                     ------------     ------------     ------------
Net income (Note 4)..............................    $  4,813,761     $  2,390,349     $  3,524,217
                                                      ===========      ===========      ===========
Net income per share (Note 1)....................         $  1.14          $   .57          $   .85

          See accompanying notes to consolidated financial statements.


               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------

                                                                                   NET UN-
                                                                                  REALIZED
                                                                 ADDITIONAL         GAIN
                                                   COMMON          PAID-IN        (LOSS) ON       RETAINED
                                                   SHARES          CAPITAL       INVESTMENTS      EARNINGS
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1991...................    $ 1,984,601     $ 3,260,873     $        --     $18,553,097
  Cash dividends ($.36 per share)............             --              --              --      (1,436,319)
  Net income.................................             --              --              --       3,524,217
  Exercise of stock options (Note 10)........         19,500         109,032              --              --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1992...................      2,004,101       3,369,905              --      20,640,995
  Cash dividends ($.40 per share)............             --              --              --      (1,609,043)
  Net income.................................             --              --              --       2,390,349
  Exercise of stock options (Note 10)........          8,090          52,499              --              --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1993...................      2,012,191       3,422,404              --      21,422,301
  Cash dividends ($.44 per share)............             --              --              --      (1,772,615)
  Net income.................................             --              --              --       4,813,761
  Exercise of stock options (Note 10)........          6,459          53,286              --              --
  Adjustment for change in accounting for
     fixed maturities at January 1, 1994, net
     of deferred tax of $601,224.............             --              --       1,167,080              --
  Change in net unrealized holding loss, net
     of deferred tax benefit of $601,224.....             --              --      (6,594,135)             --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1994...................    $ 2,018,650     $ 3,475,690     $(5,427,055)    $24,463,447
                                                  ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.


               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------

                                                        1994            1993            1992
                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................    $ 4,813,761     $ 2,390,349     $ 3,524,217
  Adjustments to reconcile net income to cash
     provided by operating activities before
     extraordinary item:
       Depreciation and amortization.............        974,410       1,168,324       1,116,087
       Realized (gain) loss on sale of fixed
          maturities.............................         23,024        (707,741)       (514,679)
       Changes in assets and liabilities:
          Premiums receivable....................        253,071         715,915      (1,431,585)
          Federal income taxes recoverable.......        100,044         769,883      (1,115,333)
          Investment income......................       (306,827)       (478,481)         69,817
          Deferred federal income taxes..........        524,411         (55,693)       (692,970)
          Other assets...........................        (68,187)        646,701         (84,630)
          Future policy benefits, claims and
            funds payable........................      3,421,129       7,519,405       9,372,290
          Other liabilities......................        385,691         631,010       1,167,513
                                                     -----------     -----------     -----------
          Net cash provided by operating
            activities...........................     10,120,527      12,599,672      11,410,727
                                                     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture and equipment...........       (461,773)       (361,576)     (1,044,759)
  Net proceeds (purchase) of investments --
     short-term..................................      4,249,097        (500,009)     (5,000,000)
  Purchase of investments -- fixed maturities
     held to maturity............................     (1,354,688)             --              --
  Purchase of investments -- fixed maturities
     available for sale..........................    (28,293,915)             --              --
  Purchase of investments........................             --     (40,866,696)    (22,805,753)
  Policy loans...................................         (9,168)         (2,648)         15,191
  Proceeds from sale, call or maturity of fixed
     maturities available for sale...............     12,746,906       5,693,954       1,661,825
  Proceeds from calls/maturity of fixed
     maturities held to maturity.................      3,451,020      16,918,316      12,065,235
                                                     -----------     -----------     -----------
          Net cash used in investing
            activities...........................     (9,672,521)    (19,118,659)    (15,108,261)
                                                     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in annuity contract liabilities...      2,929,025       8,993,293       3,089,270
  Principal payments on long-term debt...........        (78,861)        (71,741)        (67,666)
  Proceeds from exercise of stock options........         59,745          60,589         128,532
  Dividends......................................     (1,772,615)     (1,609,043)     (1,436,319)
                                                     -----------     -----------     -----------
          Net cash provided by financing
            activities...........................      1,137,294       7,373,098       1,713,817
                                                     -----------     -----------     -----------
          Net increase (decrease) in cash........      1,585,300         854,111      (1,983,717)
Cash at beginning of year........................      6,069,187       5,215,076       7,198,793
                                                     -----------     -----------     -----------
Cash at end of year..............................    $ 7,654,487     $ 6,069,187     $ 5,215,076
                                                      ==========      ==========      ==========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest.........    $   829,173     $   836,473     $   852,586
  Cash paid during the year for income taxes.....    $ 1,434,773     $        --     $ 1,908,389

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 1 -- SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities.

  (A) CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of Central Reserve Life Corporation (Company) and its wholly-owned subsidiaries, Central Reserve Life Insurance Company (Central), Western Reserve Administrative Services, Inc. (Western) and CRL Asset Management Corporation (AMC). All significant intercompany accounts and transactions have been eliminated in consolidation.

  (B) DESCRIPTION OF BUSINESS

     Central is a life and accident and health insurer licensed in 35 states. Central principally sells group insurance, however, it offers a full range of life, health, and annuity products through general agents and independent writing agents and is subject to competition from other insurers throughout the United States. Central is subject to regulation by the insurance department of states in which it is licensed, and undergoes periodic examinations by those departments.

     The following is a description of certain risks facing life and accident and health insurers and how Central mitigates those risks:

          Legal/Regulatory Risk is the risk that, changes in the legal or regulatory environment in which an insurer operates, will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. Central attempts to mitigate this risk by offering a wide range of products and by operating in 35 states, thus reducing its exposure to any single product or non-Federal jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

          It now appears that no major federal health care reform will take place in 1995. However, incremental changes are more probable than major changes and it is more likely this will be on the state level than federal. The federal government has already enacted a series of health care mandates which has resulted in cost shifting from the federal government to state government and the private sector. The Company cannot predict the ultimate timing or effect of such legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

          Credit Risk is the risk that issuers of securities owned by Central will default or that other parties, including reinsurers that have obligations to Central, will not pay or perform. Central attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

          Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. Central attempts to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     The estimates susceptible to significant change are those used in determining the liability for future policy benefits, losses and claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

  (C) INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held to maturity, trading or available for sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held to maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available for sale. Securities available for sale are carried at market value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. At December 31, 1994 the Company did not have any investments classified as trading securities.

     Prior to January 1, 1994, the Company classified fixed maturities in accordance with the then existing accounting standards, and, accordingly, those fixed maturities intended to be held to maturity were reported at amortized cost and those considered available for sale were reported at the lower of aggregate amortized cost or market.

  (D) DEFERRED POLICY ACQUISITION COSTS

     Certain costs, principally commissions, which vary with and are directly related to the production of ordinary life business, have been deferred. The deferred costs are being amortized through the use of factors over the benefit period of the related policies. These factors were developed using assumptions which are consistent with those used in setting rates. Due to the nature of the business and its persistency experience, the Company does not defer acquisition costs for Central's group business. Deferred policy acquisition costs at December 31, 1994 and 1993 were $149,926 and $89,810, respectively. The net amounts amortized to income were $60,116 in 1994, $16,849 in 1993 and $787 in 1992.

  (E) PROPERTY AND EQUIPMENT

     Included in the $12 million for property and equipment is approximately $10.3 million (net of depreciation) for the home office, of which $1.4 million is for land. Depreciation for the building is primarily over 31.5 years, except for certain components which will be over 15 years. The straight-line method is used.

     Other property and equipment, primarily furniture, fixtures and data processing equipment, is carried at cost less allowances for depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, principally five and seven years.

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  (F) POLICY RESERVES

     Liabilities for future policy benefits on ordinary life insurance have generally been provided on a net-level premium method based upon estimates of future investment yield, mortality and withdrawals using Central's experience and actuarial judgement with an allowance for possible unfavorable deviation from the expected experience. The Company amortizes deferred costs of all ordinary life policies for Central over the benefit period. The liability for future policy benefit reserves has been computed using the following assumptions:

     (1) The guaranteed interest rate on policies currently being issued is 5.2%.

     (2) Estimates of future mortality and withdrawals are based on experience and established industry tables.

  (G) LIFE AND ACCIDENT AND HEALTH CLAIM RESERVES

     The liabilities for unpaid accident and health and death claims are estimated principally based upon past experience for pending, incurred but not reported and reopened claims. The liability includes a provision for the estimated cost of investigating and settling the claim liability. The liability is particularly sensitive to recent claims frequency and severity experience of Central. Management believes the liabilities for unpaid claims are adequate. A consulting actuary is retained by Central to assist in the estimation process and to certify to the statutory reserves.

  (H) RECOGNITION OF PREMIUM REVENUES AND BENEFITS

     Life premiums are recognized as revenues as they become due. Benefits and expenses are reported in a manner which results in the recognition of profits over the life of the policy. Such recognition is accomplished through the provision of liabilities for future benefits over the life of the contract and the amortization of acquisition costs over the benefit period.

     Accident and health insurance premiums are recognized as revenue over the terms, principally monthly, of the policies. Policy claims are charged to expense in the period that the claims are incurred.

     Contracts that do not subject Central to risks arising from policyholder mortality or morbidity are referred to as investment contracts. Certain deferred and flexible annuities are considered investment contracts. Amounts received as payments for such contracts are accounted for as deposits and included in future policy benefits, losses and claims.

  (I) EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of common shares outstanding. The number of shares was increased to reflect shares issuable on the exercise of options, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of these common stock equivalents. The number of shares used to calculate the earnings per share was 4,201,069 in 1994, 4,182,384 in 1993 and 4,164,082 in 1992.

  (J) FEDERAL INCOME TAXES

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (K) RECLASSIFICATIONS

     For 1994 and 1993, the Company has reclassified certain claims related expenses from "Other operating expenses" to "Benefits, claims, losses and settlement expenses". Management believes this results in a more accurate presentation.


NOTE 2 -- CASH AND INVESTMENTS

     The following is the breakdown of investment income by category of investments for the years ending December 31:

                                          1994           1993           1992
                                       ----------     ----------     ----------
Fixed maturities...................    $5,931,835     $4,920,894     $4,016,926
Policy loans.......................         5,065          4,768          5,473
Short-term investments.............       553,140        440,147        448,035
Other..............................        25,887          1,375        135,602
                                       ----------     ----------     ----------
                                       $6,515,927     $5,367,184     $4,606,036
                                        =========      =========      =========


     Realized gains and losses are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1994           1993           1992
                                                   ---------     ----------     ----------
Realized gains:
  Fixed maturities...............................  $ 236,385     $  754,980     $  569,954
                                                   ---------     ----------     ----------
Realized losses:
  Fixed maturities...............................    127,601         47,239         55,275
  Equipment......................................    131,808             --             --
                                                   ---------     ----------     ----------
          Total losses...........................    259,409         47,239         55,275
                                                   ---------     ----------     ----------
Net gains (losses) on sales/calls of
  investments....................................  $ (23,024)    $  707,741     $  514,679
                                                    ========      =========      =========

     As discussed in note 1, Summary of Business and Significant Accounting Policies, the Company adopted SFAS 115 as of January 1, 1994. In conjunction with the adoption of SFAS 115, the Company has classified fixed maturities of $13,468,956, at amortized cost, as held to maturity and fixed maturities of $67,409,309, at fair value, as available for sale at December 31, 1994. In accordance with SFAS 115, prior-year financial statements have not been restated to reflect the change in accounting principle.

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The amortized cost and fair value of securities held to maturity and available for sale as of December 31, 1994 are as follows. The fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                           DECEMBER 31, 1994
                                          ----------------------------------------------------
                                                        UNREALIZED   UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING
                                             COST         GAINS        LOSSES      FAIR VALUE
                                          -----------   ----------   -----------   -----------
     Held to maturity:
       U.S. Treasury securities.......... $ 8,901,299    $ 53,311    $  (711,900)  $ 8,242,710
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage.....................   2,899,219          --       (341,719)    2,557,500
          Federal National Mortgage......   1,354,688          --       (161,888)    1,192,800
          Other..........................     313,750      14,854         (1,929)      326,675
                                          -----------   ----------   -----------   -----------
               Total held to maturity.... $13,468,956    $ 68,165    $(1,217,436)  $12,319,685
                                           ==========   =========     ==========    ==========

                                                           DECEMBER 31, 1994
                                          ----------------------------------------------------
                                                        UNREALIZED   UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING
                                             COST         GAINS        LOSSES      FAIR VALUE
                                          -----------   ----------   -----------   -----------
     Available for sale:
       U.S. Treasury securities.......... $ 9,215,421    $ 21,899    $  (305,973)  $ 8,931,347
       Obligations of states,
          municipalities and political
          subdivisions...................   1,250,018       4,697       (111,623)    1,143,092
       Corporate bonds...................  25,598,088      19,889     (2,474,687)   23,143,290
       Convertible bonds.................   2,008,831      50,121        (72,351)    1,986,601
       Foreign...........................     503,133          --        (72,683)      430,450
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage.....................  13,382,043       6,862       (708,647)   12,680,258
          Federal National Mortgage......   9,812,126          --       (868,467)    8,943,659
          Other..........................  11,066,704      23,935       (940,027)   10,150,612
                                          -----------   ----------   -----------   -----------
               Total available for
                 sale.................... $72,836,364    $127,403    $(5,554,458)  $67,409,309
                                           ==========   =========     ==========    ==========

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


     The amortized cost and estimated market value as of December 31, 1993 of fixed maturities is as follows:

                                                            GROSS          GROSS         ESTIMATED
                                           AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                             COST           GAINS          LOSSES          VALUE
                                          -----------     ----------     ----------     -----------
DECEMBER 31, 1993
  U.S. Treasury securities..............  $16,775,827     $  643,343     $  (69,442)    $17,349,728
  Obligations of states, municipalities
     and political subdivisions.........    1,974,551         97,556             --       2,072,107
  Corporate bonds.......................   17,639,758        296,558       (125,413)     17,810,903
  Convertible bonds.....................    1,669,517        129,295         (7,287)      1,791,525
  Redeemable preferred stocks...........      604,041         40,750        (23,209)        621,582
  Mortgage-backed securities:
     Federal Home Loan Mortgage.........   13,301,722        468,567         (3,779)     13,766,510
     Federal National Mortgage..........    8,347,759        261,818        (51,627)      8,557,950
     Government National Mortgage.......    7,805,484        685,183             --       8,490,667
     Other..............................    4,319,982         22,036           (826)      4,341,192
                                          -----------     ----------     ----------     -----------
                                          $72,438,641     $2,645,106     $ (281,583)    $74,802,164
                                           ==========      =========      =========      ==========


     The proceeds, gross realized gains and gross realized losses from the sale
(excluding calls, maturities and pay downs) of fixed maturities available for sale during each year were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                      1994           1993           1992
                                                   ----------     ----------     ----------
Proceeds.........................................  $1,820,867     $5,693,954     $1,661,825
Gross realized gains.............................     124,067        388,026         94,972
Gross realized losses............................      87,428         23,375         21,907
                                                    =========      =========      =========


     The amortized cost and fair value of fixed maturities at December 31, 1994, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                    DECEMBER 31, 1994
                                                               ---------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                               -----------     -----------
     Held to maturity:
       Due in one year or less...............................  $ 1,301,203     $ 1,326,532
       Due after one year through five years.................    5,047,608       4,696,245
       Due after five years through ten years................    2,552,488       2,219,933
                                                               -----------     -----------
                                                                 8,901,299       8,242,710
       Mortgage-backed securities (6.5 average years)........    4,567,657       4,076,975
                                                               -----------     -----------
               Total held to maturity........................  $13,468,956     $12,319,685
                                                                ==========      ==========

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    DECEMBER 31, 1994
                                                               ---------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                               -----------     -----------
     Available for sale:
       Due in one year or less...............................  $ 1,104,940     $ 1,113,223
       Due after one year through five years.................    6,630,262       6,464,943
       Due after five years through ten years................   24,662,550      22,572,331
       Due after ten years...................................    6,177,739       5,484,283
                                                               -----------     -----------
                                                                38,575,491      35,634,780
       Mortgage-backed securities (7.6 average years)........   34,260,873      31,774,529
                                                               -----------     -----------
               Total available for sale......................   72,836,364      67,409,309
                                                                ==========      ==========

     At December 31, 1994 cash includes approximately $3.1 million held for self-funded accident and health accounts, which is restricted as to its use. A corresponding amount is included in liabilities in the accompanying consolidated financial statements.

     At December 31, 1994 Central had certificates of deposit and fixed maturities on deposit with various state insurance departments, carried at $3,380,448, for the protection of policyholders.

     At December 31, 1994, short term investments include a repurchase agreement with a carrying value of $300,000. The repurchase agreement is collateralized by
U. S. Treasury Notes and Bonds with a market value in excess of $300,000.

NOTE 3 -- LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE


     The following table reflects the activity in the liability for Other Policy
Claims and Benefits Payable, including the claims adjustment expenses (CAE) as follows:

                                                         YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                  1994             1993             1992
                                              ------------     ------------     ------------
     Balance at beginning of year...........  $ 32,003,500     $ 25,288,000     $ 16,771,500
     Incurred claims and CAE for:
          Current year......................   153,942,398      142,012,399      116,165,174
          Prior years.......................    (2,407,635)        (212,850)         (60,851)
                                              ------------     ------------     ------------
               Total incurred...............   151,534,763      141,799,549      116,104,323
                                              ------------     ------------     ------------
     Paid claims and CAE, net of
       reinsurance, for:
          Current year......................   118,722,406      110,008,899       90,877,174
          Prior years.......................    29,595,865       25,075,150       16,710,649
                                              ------------     ------------     ------------
               Total paid...................   148,318,271      135,084,049      107,587,823
                                              ------------     ------------     ------------
     Balance at end of year.................  $ 35,219,992     $ 32,003,500     $ 25,288,000
                                               ===========      ===========      ===========

     The favorable development is a result of the Company strengthening reserves such as those stated above, over the last few years.

NOTE 4 -- DIVIDEND RESTRICTION AND STATUTORY FINANCIAL INFORMATION

     At December 31, 1994, $25,098,580 of consolidated shareholders' equity represents net assets of the Company's insurance subsidiary which is subject to certain regulatory restrictions on paying dividends and making loans or advances to the parent company. Generally, the net assets of the Company's insurance

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

subsidiary available for transfer to the parent company are limited to the amounts by which the insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory requirements. In addition, payments of such amounts as dividends are subject to approval by regulatory authorities when (i) any such dividend is proposed to be paid from other than earned surplus (as defined in the applicable statute) or
(ii) the value of any such dividend, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding the dividend payment, or (b) the net income of such insurer for the 12-month period ended the December 31st next preceding the dividend payment.


     Shareholders' capital and surplus and net income as determined in accordance with statutory accounting practices for Central differ from GAAP.
Following is a reconciliation showing those differences.

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1994            1993            1992
                                               -----------     -----------     -----------
Statutory capital and surplus of insurance
  subsidiary.................................  $25,098,580     $21,548,063     $20,111,640
Shareholders' equity of non-insurance
  subsidiaries...............................    2,257,634       2,247,673       2,725,479
Add (deduct):
  Net unrealized holding loss................   (5,427,055)             --              --
  Deferred policy acquisition costs..........      149,926          89,810          16,849
  Policyholder reserve adjustments...........     (429,487)       (503,102)        106,284
  Asset valuation and interest maintenance
     reserve.................................    1,129,787       1,062,554         536,010
  Non-admitted assets and other adjustments,
     net.....................................      816,065         952,205       1,114,739
  Deferred federal income taxes..............      935,282       1,459,693       1,404,000
                                               -----------     -----------     -----------
          Shareholders' equity per
            accompanying consolidated
            financial statements.............  $24,530,732     $26,856,896     $26,015,001
                                                ==========      ==========      ==========

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1994            1993            1992
                                               -----------     -----------     -----------
Statutory net income of insurance
  subsidiary.................................  $ 4,989,122     $ 2,685,908     $ 2,297,674
Net income (loss) of non-insurance
  subsidiaries...............................      222,831        (260,601)        224,037
Adjustments to restate to the basis of
  generally accepted accounting principles:
     Increases (decreases):
       Policyholder reserves.................       73,615        (609,386)         20,957
       Deferred federal income tax benefit...     (524,411)         55,693         692,970
       Deferred policy acquisition costs.....       60,116          72,961            (787)
       Net change in interest maintenance
          reserve............................       (7,512)        445,774         289,366
                                               -----------     -----------     -----------
          Net income per accompanying
            consolidated financial
            statements.......................  $ 4,813,761     $ 2,390,349     $ 3,524,217
                                                ==========      ==========      ==========

     Central's statutory accounting practices are all prescribed by the Ohio Department of Insurance.

     In December 1992, the National Association of Insurance Commissioners
(NAIC) adopted the Life Risk-Based Capital (RBC) formula. This model act requires every life and health insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

experiences financial difficulty. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The RBC requirement is for statutory financial statements and was effective December 31, 1993. It is anticipated that the model act will be adopted in Ohio, Central's state of domicile. Based upon the December 31, 1994 statutory financial statements, Central exceeded all the required RBC levels.

NOTE 5 -- FEDERAL INCOME TAXES

     The Company files a consolidated Federal income tax return with its subsidiaries. The provision for Federal income tax does not bear the customary relationship to pretax accounting income because of special tax provisions available to life insurance companies. Central receives a benefit provided for "small" life insurance companies.

     Under the Life Insurance Company Income Tax Act of 1959, a portion of insurance companies' net income, prior to 1984, is not subject to Federal income taxes (within certain limitations) until it is distributed to stockholders, at which time it is taxed at regular corporate rates. For Federal income tax purposes, this untaxed income is accumulated in a memorandum account designated "policyholders' surplus". The accumulated untaxed policyholders' surplus for Central is $2,869,768.

     Federal income tax expense (benefit) is composed of the following:
                                                           YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1994            1993            1992
                                                  ----------      ----------      ----------
      Current..................................   $1,534,817      $  769,883      $  658,389
      Deferred.................................      524,411         (55,693)       (692,970)
                                                  ----------      ----------      ----------
                                                  $2,059,228      $  714,190      $  (34,581)
                                                   =========       =========       =========


     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. federal income tax rate of 35% (34% for
1992). Those effects are as follows:
                                                     1994            1993            1992
                                                  ----------      ----------      ----------
      Computed "expected" tax expense..........   $2,405,546      $1,086,589      $1,186,476
      Special life insurance deduction.........     (458,228)       (590,004)       (536,738)
      Tax exempt interest......................      (21,589)        (50,006)        (87,731)
      Change in the beginning-of-the-year
        balance of the valuation allowance for
        deferred tax assets allocated to income
        tax expense............................      397,127          12,000        (419,737)
      Tax rate differential....................      (68,730)        (31,046)             --
      Accrual adjustment.......................       25,636         237,812        (191,611)
      IRS audit adjustment.....................      215,303              --              --
      Alternative minimum tax..................     (300,060)         48,845              --
      Other....................................     (135,777)             --          14,760
                                                  ----------      ----------      ----------
                                                  $2,059,228      $  714,190      $  (34,581)
                                                   =========       =========       =========

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

million of which $215,303, pertaining to some nondeductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

     If the IRS were to pursue litigation and prevail in its position that Central no longer qualifies as a life company for tax purposes, Federal income taxes would increase in the future. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3 million of income of 60% or $1.8 million. As Central's income increases above $3 million, the special deduction is reduced proportionately. Besides relying on favorable existing case law, Central may have, under certain circumstances, the ability to change and market policies that could insure its qualification as a life company for tax purposes in the future, if the need arises.


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31,
1994 and 1993 are presented below:
                                                                  1994            1993
                                                               ----------      ----------
      Deferred tax assets:
        Deferred acquisition costs..........................   $  899,219      $1,161,638
        Net unrealized holding loss.........................    1,845,199              --
        Difference in reserves established for financial
           statement purposes and those for income tax
           purposes.........................................      884,145         933,345
        Other...............................................       22,100              --
                                                               ----------      ----------
             Gross deferred tax assets......................    3,650,663       2,094,983
             Less valuation allowance.......................   (2,347,326)       (105,000)
                                                               ----------      ----------
                Net deferred assets.........................    1,303,337       1,989,983
                                                               ----------      ----------
      Deferred tax liabilities:
        Bond discount accretion.............................       76,223          91,898
        Difference in book and tax depreciation.............      150,940         297,500
        Other...............................................      140,892         140,892
                                                               ----------      ----------
             Gross deferred tax liabilities.................      368,055         530,290
                                                               ----------      ----------
             Deferred tax asset.............................   $  935,282      $1,459,693
                                                                =========       =========

     The Company establishes a valuation allowance based on its analysis (scheduling) of future deductible amounts. A valuation allowance is currently established to the extent future deductible amounts cannot offset future taxable amounts or recover federal income taxes paid within the statutory carryback period. Fluctuation in the valuation allowance is attributed to changes in the effect of the small life insurance company deduction and to a 100% valuation allowance on the net unrealized holding loss at December 31, 1994.

NOTE 6 -- MORTGAGE NOTE PAYABLE


     The Company executed a note payable, in December 1990, for $9,000,000 bearing interest at 9 1/2% per annum for 10 years. The Company received
$8,500,000 of the funds in December 1990 and the remaining $500,000 in December
1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30 year amortization schedule, of $75,677 for 10 years. After five years, the


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next five years, assuming no prepayments, are as follows:

                                     YEAR                    AMOUNT
                        ------------------------------     ----------
                        1995..........................     $   86,688
                        1996..........................         95,291
                        1997..........................        104,748
                        1998..........................        115,145
                        1999..........................        126,572
                        Thereafter....................      8,157,310
                                                           ----------
                                                           $8,685,754
                                                            =========

NOTE 7 -- LEASES

     Central leases furniture, fixtures and certain data processing equipment under agreements classified as operating leases, which expire at various dates through 1997.


     Charges for the leases were $854,358 in 1994, $533,329 in 1993 and $472,000 in 1992. Future net minimum payments under the above mentioned leases are as follows:

                                     DATA        FURNITURE      LASER
  YEARS ENDING DECEMBER 31,       PROCESSING     FIXTURES      PRINTING       TOTAL
- ------------------------------    ----------     ---------     --------     ----------
1995..........................    $  541,634     $222,296      $141,876     $  905,806
1996..........................       393,508           --       113,675        507,183
1997..........................       184,912           --            --        184,912
                                  ----------     ---------     --------     ----------
                                  $1,120,054     $222,296      $255,551     $1,597,901
                                   =========     ========      ========      =========

NOTE 8 -- EMPLOYMENT CONTRACT

     The Company's employment agreement with its Chief Executive Officer was entered into in 1982 and amended in 1983. The agreement expires December 31, 2001 and calls for annual increases of 11% per year through 1996. The 1994 compensation under the agreement was $784,834. The agreement has a change of control provision, which if exercised, upon such a change would require a lump sum payment for the unexpired term.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, Central cedes reinsurance to other insurers. These arrangements limit the maximum net policy benefit potential on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholders, the insurance company that assumes the coverage also assumes the related liability.

     The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and $25,000 on group life on ages through 70. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Under a reinsurance treaty in effect during 1994 Central is liable for incurred claims in any one year for the deductible of $250,000 per person. In addition to the deductible, Central will also retain claims from $250,000 to $500,000 up to a minimum accumulation of $3,000,000, above which reinsurance payments are made to Central. Each individual claim is also separately reinsured for 100% in excess of $500,000. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

overall effect of reinsurance is not material to the Company's financial condition. Reinsurance treaties in effect at December 31, 1994 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

     Central has a $1 million line of credit with a major bank, which was unused as of December 31, 1994 and 1993.

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

NOTE 10 -- STOCK OPTIONS AND STOCK ISSUED


     Outstanding stock options consist of options granted by the Company at prices equal to or above market price on the date of grant. On March 15, 1983, an Incentive Stock Option Plan was adopted. The plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation in the Plan. Also 300,000 options were granted to the CEO in 1984, expiring in 1997, of which 255,000 remain outstanding at December
31, 1994. The following table summarizes data regarding all stock options:

                                                       1994             1993             1992
                                                   ------------     ------------     ------------
Number of shares subject to options:
  Outstanding at beginning of year.............         355,670          299,150          347,850
     Granted...................................              --           76,700               --
     Expired/cancelled.........................         (16,782)          (4,000)          (9,700)
     Exercised.................................         (12,918)         (16,180)         (39,000)
                                                   ------------     ------------     ------------
  Outstanding at end of year...................         325,970          355,670          299,150
                                                    ===========      ===========      ===========
  Price range of options exercised.............    $ 2.83-$6.75     $ 2.83-$6.75     $2.83-$4.625
  Available for future grants..................              --               --           76,700

     The exercise price of options outstanding at December 31, 1994, ranged from $2.83 to $6.75 per share and those options expire in 1997 and 1998.

NOTE 11 -- PREFERRED SHARES

     The Company has authorized 2,000,000 Non-Voting Preferred Shares, without par value. The Company has never issued any Non-Voting Preferred Shares, however, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued. Holders of Non-Voting Preferred Shares shall have no voting rights except as required by law. For each series, the Board of Directors shall determine, prior to the issuance of any shares thereof, the designations, preferences, limitations and relative or other rights thereof, including but not limited to the dividend rate, liquidation price, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares.

NOTE 12 -- PENSION PLAN

     The Company adopted a noncontributory pension plan in 1978. The plan is a defined contribution money purchase pension plan with an outside company, covering substantially all full-time employees of age 20 1/2 or more who have completed six months or more of service. Participants in the plan begin vesting after two years of service and are fully vested after seven years. The contribution was approximately $1,013,000 for 1994, $1,000,000 for 1993 and $949,000 for 1992.

                        DECEMBER 31, 1994, 1993 AND 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE 13 -- FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS


     The following table presents the amounts of revenue and amounts of operating profit or loss (on a GAAP basis) attributable to the Company's
(consolidated) industry segments. The Company is not required to allocate investment assets or identifiable assets by industry segments.

                                              1994             1993             1992
                                          ------------     ------------     ------------
Premiums:
  Group Life............................  $  4,828,115     $  4,988,762     $  4,480,629
  Group Accident and Health.............   217,731,794      202,850,443      167,045,729
  Other.................................     1,119,162          891,635          483,656
                                          ------------     ------------     ------------
          Total.........................  $223,679,071     $208,730,840     $172,010,014
                                           ===========      ===========      ===========
Investment Income:
  Group Life............................  $     13,576     $     78,172     $    106,052
  Group Accident and Health.............     4,925,857        4,322,475        3,762,587
  Annuities.............................     1,143,151          676,606          334,247
  Other.................................       433,343          289,931          403,150
                                          ------------     ------------     ------------
          Total.........................  $  6,515,927     $  5,367,184     $  4,606,036
                                           ===========      ===========      ===========
Operating income (loss) before Federal
  income tax:
  Group Life............................  $  1,201,115     $  1,561,268     $    119,621
  Group Accident and Health.............     6,554,173        2,375,362        3,035,178
  Annuities.............................      (790,429)      (1,234,413)        (534,798)
  Other.................................       (91,870)         402,322          869,635
                                          ------------     ------------     ------------
                                          $  6,872,989     $  3,104,539     $  3,489,636
                                           ===========      ===========      ===========
Annuity considerations not included in
  premiums per SFAS 97..................  $  3,492,402     $  8,728,902     $  3,152,029
                                           ===========      ===========      ===========

NOTE 14 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


     The following is a summary of quarterly results of operations for the years ended December 31, 1994 and 1993.
                                              1ST             2ND             3RD             4TH
                                          -----------     -----------     -----------     -----------
1994
Revenues................................  $58,426,647     $56,678,300     $58,015,367     $57,080,897
Benefits and expenses...................   57,022,839      54,849,263      55,911,317      55,544,803
Net income..............................    1,010,742       1,111,313       1,468,890       1,222,816
Earnings per share......................          .24             .26             .35             .29
                                           ==========      ==========      ==========      ==========

                                              1ST             2ND             3RD             4TH
                                          -----------     -----------     -----------     -----------
1993
Revenues................................  $50,452,326     $52,336,259     $55,060,539     $56,962,303
Benefits and expenses...................   51,345,666      52,652,843      52,498,261      55,210,118
Net income (loss).......................     (718,340)       (251,584)      1,845,278       1,514,995
Earnings (loss) per share...............         (.17)           (.06)            .44             .36
                                           ==========      ==========      ==========      ==========


                                                                      SCHEDULE I

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1994
- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------
                  COLUMN A                        COLUMN B        COLUMN C        COLUMN D
- ----------------------------------------------------------------------------------------------
                                                                                  AMOUNT ON
                                                                                   BALANCE
             TYPE OF INVESTMENT                     COST            VALUE           SHEET
- ----------------------------------------------------------------------------------------------
FIXED MATURITIES -- HELD TO MATURITY
U.S. Treasury securities.....................    $ 8,901,299     $ 8,242,710     $ 8,901,299
Mortgage-backed securities...................      4,567,657       4,076,975       4,567,657
FIXED MATURITIES -- AVAILABLE FOR SALE
U.S. Treasury securities.....................      9,215,421       8,931,347       8,931,347
Obligations of states, municipalities and
  political subdivisions.....................      1,250,018       1,143,092       1,143,092
Corporate bonds..............................     25,598,088      23,143,290      23,143,290
Convertible bonds............................      2,008,831       1,986,601       1,986,601
Foreign......................................        503,133         430,450         430,450
Mortgage-backed securities...................     34,260,873      31,774,529      31,774,529
                                                 -----------     -----------     -----------
  Total fixed maturities.....................     86,305,320     $79,728,994      80,878,265
                                                 -----------     ===========     -----------
Policy loans.................................        101,146                         101,146
Short-term investments.......................      2,250,912                       2,250,912
                                                 -----------                     -----------
  Total investments..........................    $88,657,378                     $83,230,323
                                                  ==========                      ==========

                 See accompanying independent auditors' report.


                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                                 BALANCE SHEETS
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                  1994            1993
                                                               -----------     -----------
ASSETS
Investments in subsidiaries*...............................    $22,375,551     $24,652,035
Property and equipment.....................................     10,385,537      10,646,278
Cash.......................................................        261,544         113,729
Other......................................................        217,684         231,761
                                                               -----------     -----------
                                                               $33,240,316     $35,643,803
                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable.........................................    $    23,830     $    22,292
  Mortgage note payable....................................      8,685,754       8,764,615
                                                               -----------     -----------
       TOTAL LIABILITIES...................................      8,709,584       8,786,907
                                                               -----------     -----------

Shareholders' equity:
  Common stock.............................................      2,018,650       2,012,191
  Paid-in capital..........................................      3,475,690       3,422,404
  Net unrealized holding loss..............................     (5,427,055)             --
  Retained earnings........................................     24,463,447      21,422,301
                                                               -----------     -----------
                                                                24,530,732      26,856,896
                                                               -----------     -----------
                                                               $33,240,316     $35,643,803
                                                                ==========      ==========

- ---------------
*Eliminated in consolidation

                 See accompanying independent auditors' report.


                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                              STATEMENTS OF INCOME
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1994           1993           1992
                                                 ----------     ----------     ----------
Revenues:
  Dividend from subsidiaries*................    $1,500,000     $1,331,250     $1,500,000
  Inter-company fees*........................     1,434,000      1,170,000      1,245,000
  Other investment income....................        28,718             --         86,026
                                                 ----------     ----------     ----------
                                                  2,962,718      2,501,250      2,831,026
                                                 ----------     ----------     ----------
Operating expenses...........................     1,290,738      1,433,853      1,373,124
Federal income tax expense (benefit).........         8,790             --       (285,285)
                                                 ----------     ----------     ----------
Income before equity in earnings of
  subsidiaries...............................     1,663,190      1,067,397      1,743,187
Equity in earnings of subsidiaries
  (net of dividends).........................     3,150,571      1,322,952      1,781,030
                                                 ----------     ----------     ----------
               Net income....................    $4,813,761     $2,390,349     $3,524,217
                                                  =========      =========      =========

- ---------------
*Eliminated in consolidation.

                 See accompanying independent auditors' report.


                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1994            1993            1992
                                                 -----------     -----------     -----------
Cash Flows From Operating Activities:
Net income before equity in subsidiaries*....    $ 1,663,190     $ 1,067,397     $ 1,743,187
  Change in accounts payable.................          1,538           3,184        (135,484)
  Depreciation...............................        438,141         432,228         432,229
  Change in other assets.....................         14,076          14,075          14,074
                                                 -----------     -----------     -----------
Net cash provided by operating activities....      2,116,945       1,516,884       2,054,006
                                                 -----------     -----------     -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment.........       (177,400)             --              --
                                                 -----------     -----------     -----------
Net cash used in investing activities........       (177,400)             --              --
                                                 -----------     -----------     -----------
Cash Flows From Financing Activities:
  Dividends Paid.............................     (1,772,615)     (1,609,043)     (1,436,319)
  Decrease in notes payable*.................             --              --        (735,000)
  Issuance of common stock...................         59,745          60,589         128,532
  Increase (decrease) in mortgage payable....        (78,860)        (71,741)        (67,666)
                                                 -----------     -----------     -----------
Net cash used in financing activities........     (1,791,730)     (1,620,195)     (2,110,453)
                                                 -----------     -----------     -----------
Net increase (decrease) in cash..............        147,815        (103,311)        (56,447)
Cash at beginning of year....................        113,729         217,040         273,487
                                                 -----------     -----------     -----------
Cash at end of year..........................    $   261,544     $   113,729     $   217,040
                                                  ==========      ==========      ==========

- ---------------
*Eliminated in consolidation

                 See accompanying independent auditors' report.


                                                                                                        SCHEDULE V

                                 CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                     SUPPLEMENTARY INSURANCE INFORMATION

                              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
           COLUMN A                  COLUMN B         COLUMN C         COLUMN D         COLUMN E         COLUMN F         COLUMN G
- ------------------------------------------------------------------------------------------------------------------------------------
                                                       FUTURE           OTHER                                             BENEFITS
                                     DEFERRED          POLICY           POLICY                                             CLAIMS
                                      POLICY         BENEFITS,          CLAIMS                             NET            LOSSES &
                                   ACQUISITION         LOSSES         & BENEFITS        PREMIUM         INVESTMENT       SETTLEMENT
            SEGMENT                    COST          AND CLAIMS        PAYABLE          REVENUE           INCOME          EXPENSES
- ------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994:
  Group life...................      $     --       $   116,112      $   236,500      $  4,828,115      $    13,576     $  1,457,160
  Group accident & health......            --         6,511,021       34,837,000       217,731,794        4,925,857      151,715,281
  Annuities....................            --        18,883,495               --                --        1,143,151        1,101,771
  Other........................       149,926         1,986,257          146,492         1,119,162          433,343          983,348
                                     --------       -----------      -----------      ------------      -----------     ------------
        Total..................      $149,926       $27,496,885      $35,219,992      $223,679,071      $ 6,515,927     $155,257,560
                                     ========       ===========      ===========      ============      ===========     ============
Year ended December 31, 1993:
  Group life...................      $     --       $   310,886      $   217,000      $  4,988,762      $    78,172     $  1,434,052
  Group accident & health......            --         5,937,733       31,750,000       202,850,443        4,322,475      143,272,984
  Annuities....................            --        15,954,470               --                --          676,606          624,688
  Other........................        89,810         1,941,915           36,500           891,635          289,931          686,014
                                     --------       -----------      -----------      ------------      -----------     ------------
        Total..................      $ 89,810       $24,145,004      $32,003,500      $208,730,840      $ 5,367,184     $146,017,738
                                     ========       ===========      ===========      ============      ===========     ============
Year ended December 31, 1992:
  Group life...................      $     --       $   289,789      $   352,000      $  4,480,629       $  106,052     $  1,587,931
  Group accident & health......            --         4,622,691       24,905,000       167,045,729        3,762,587      112,270,407
  Annuities....................            --         6,961,177               --                --          334,247          461,105
  Other........................        16,849         1,675,190           31,000           483,656          403,150           75,038
                                     --------       -----------      -----------      ------------      -----------     ------------
        Total..................      $ 16,849       $13,548,847      $25,288,000      $172,010,014      $ 4,606,036     $114,394,481
                                     ========       ===========      ===========      ============      ===========     ============
- --------------------------------------------------------------
           COLUMN A                COLUMN H         COLUMN I
- --------------------------------------------------------------
                                  AMORTIZA-
                                   TION OF
                                   DEFERRED
                                 ACQUISITION       OPERATING
            SEGMENT                 COSTS           EXPENSES
- --------------------------------------------------------------
- --------------------------------------------------------------
Year ended December 31, 1994:
  Group life...................    $     --       $ 2,183,583
  Group accident & health......          --        64,449,683
  Annuities....................          --           798,322
  Other........................      60,116           578,958
                                 ------------     ------------
        Total..................    $ 60,116       $68,010,546
                                 ============     ============
Year ended December 31, 1993:
  Group life...................    $     --       $ 2,072,187
  Group accident & health......          --        61,556,278
  Annuities....................          --         1,291,282
  Other........................      16,849           752,554
                                 ------------     ------------
        Total..................    $ 16,849       $65,672,301
                                 ============     ============
Year ended December 31, 1992:
  Group life...................    $     --       $ 2,879,371
  Group accident & health......          --        55,511,338
  Annuities....................          --           471,464
  Other........................         787           385,349
                                 ------------     ------------
        Total..................    $    787       $59,247,522
                                 ============     ============

                 See accompanying independent auditors' report.


                                                                                               SCHEDULE VI

                          CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                            REINSURANCE

                        FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- ----------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------
           COLUMN A                  COLUMN B         COLUMN C        COLUMN D        COLUMN E       COLUMN F
- ----------------------------------------------------------------------------------------------------------------
                                                                                                     PERCENTAGE
                                                      CEDED TO        ASSUMED                        OF AMOUNT
                                      GROSS             OTHER        FROM OTHER         NET           ASSUMED
                                      AMOUNT          COMPANIES      COMPANIES         AMOUNT         TO NET
- ----------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
  Life insurance in force.....    $1,012,860,000     $41,424,000             --     $  971,436,000           --
                                  ==============     ===========     ==========     ==============   ===========
  Premiums:
    Life insurance............    $    5,283,232     $    65,498             --     $    5,217,734           --
    Accident & health
      insurance...............       220,147,427       1,686,090             --        218,461,337           --
                                  --------------     -----------     ----------     --------------   -----------
                                  $  225,430,659     $ 1,751,588             --     $  223,679,071           --
                                  ==============     ===========     ==========     ==============   ===========
Year ended December 31, 1993:
  Life insurance in force.....    $1,016,513,000     $13,608,000             --     $1,002,905,000         --
                                  ==============     ===========     ==========     ==============   ===========
  Premiums:
    Life insurance............    $    5,391,994     $    72,239             --     $    5,319,755           --
    Accident & health
      insurance...............       204,338,846         882,491             --        203,411,085           --
                                  --------------     -----------     ----------     --------------   -----------
                                  $  209,730,840     $   954,730             --     $  208,730,840           --
                                  ==============     ===========     ==========     ==============   ===========
Year ended December 31, 1992:
  Life insurance in force.....    $  913,891,000     $15,200,000             --     $  898,691,000           --
                                  ==============     ===========     ==========     ==============   ===========
  Premiums:
    Life insurance............    $    4,739,065     $    46,836             --     $    4,692,229           --
    Accident & health
      insurance...............       167,848,127         530,342             --        167,317,785           --
                                  --------------     -----------     ----------     --------------   -----------
                                  $  172,587,192     $   577,178             --     $  172,010,014           --
                                  ==============     ===========     ==========     ==============   ===========

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Greene & Wallace, Inc. were previously engaged as the principal accountants to audit the registrant's financial statements. On October 1, 1992, that firm's appointment as principal accountants was terminated and KPMG Peat Marwick LLP was engaged as principal accountants to audit the registrant's financial statements. The decision to change accountants was approved by the audit committee of the board of directors and reported on Form 8-K, dated October 1, 1992.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 18, 1995, as well as Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 18, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 18, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 18, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Central Reserve Life Corporation and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 1994 and 1993.

        Consolidated Statements of Income -- Years ended December 31, 1994, 1993 and 1992.

        Consolidated Statements of Shareholders' Equity -- Years ended December
           31, 1994, 1993 and 1992.

        Consolidated Statements of Cash Flows -- Years ended December 31, 1994,
           1993 and 1992.

        Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

        Central Reserve Life Corporation and Subsidiaries:

        I. Summary of Investments -- Other than Investments in Related Parties.

        III. Condensed Financial Information of Registrant.

         V. Supplementary Insurance Information.

        VI. Reinsurance.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3. EXHIBITS:

         * 3(a) -- Amended Articles of Incorporation

         * 3(b) -- Code of Regulations

        **10(a) -- Employment Contract

         *10(b) -- Incentive Stock Option Plan

         *10(c) -- Agreement of Lease

         *10(d) -- Mortgage Note

         *10(e) -- Mortgage

        **16    -- Letter regarding change in certifying accountant.

         *22    -- Subsidiaries

          27    -- Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1994.

     (c) Financial statements are on pages 14 to 18.
- ---------------
 *Incorporated by reference from Registrant's Report on Form 10-K filed on March
  12, 1992, file number 0-8483 and made a part hereof by such reference. **Incorporated by reference from Registrant's Report on Form 10-K filed on March
  25, 1993, file number 0-8483 and made a part hereof by such reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CENTRAL RESERVE LIFE CORPORATION

                                             By:   /s/ FRED LICK, JR.
                                                ------------------------------
                                                   Fred Lick, Jr., President


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY
AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    DATE                                  SIGNATURE AND CAPACITY
                    ----                                  ---------------------
       February 23, 1995                     By:   /s/ FRED LICK, JR.
                                                ---------------------------------------------------
                                                 Fred Lick, Jr., Chairman of the Board of Directors
                                                    President, and Principal Executive Officer

       February 23, 1995                     By:   /s/ FRANK W. GRIMONE
                                                ---------------------------------------------------
                                                 Frank W. Grimone, Executive Vice President,
                                                     Treasurer, and Principal Financial
                                                        and Accounting Officer

       February 22, 1995                     By:   /s/ ROBERT E. BRUCE
                                                ---------------------------------------------------
                                                        Robert E. Bruce, Director

       February 22, 1995                     By:   /s/ WILLIAM E. GERSTENSLAGER
                                                ---------------------------------------------------
                                                    William E. Gerstenslager, Director

       February 22, 1995                     By:   /s/ E. LAWRENCE HENDERSHOT
                                                ---------------------------------------------------
                                                   E. Lawrence Hendershot, Director

       February 22, 1995                     By:   /s/ JOHN L. MCKEAN
                                                ---------------------------------------------------
                                                      John L. McKean, Director

       February 22, 1995                     By:   /s/ JOHN F. NOVATNEY, JR.
                                                ---------------------------------------------------
                                                   John F. Novatney, Jr., Director

       February 22, 1995                     By:   /s/ DAVID L. ROSSIO
                                                ---------------------------------------------------
                                                     David L. Rossio, Director

       February 22, 1995                     By:   /s/ THOMAS D. SCHULTE
                                                ---------------------------------------------------
                                                    Thomas D. Schulte, Director

       February 22, 1995                     By:   /s/ ROBERT K. SMITH
                                                ---------------------------------------------------
                                                     Robert K. Smith, Director

       February   , 1995                     By:
                                                ---------------------------------------------------
                                                        Attorney-in-Fact


                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
                                                                                  NUMBERED
    EXHIBIT                                                                         PAGES
- ---------------                                                                ---------------
        3(a)    Amended Articles of Incorporation..............................      *
        3(b)    Code of Regulations............................................      *
       10(a)    Employment Contract............................................      **
       10(b)    Incentive Stock Option Plan....................................      *
       10(c)    Agreement of Lease.............................................      *
       10(d)    Mortgage Note..................................................      *
       10(e)    Mortgage.......................................................      *
       16       Letter regarding change in certifying accountant...............      **
       22       Subsidiaries...................................................      *
       27       Financial Data Schedule........................................

- ---------------

 *Incorporated by reference from Registrant's Report on Form 10-K filed on March
  12, 1992, file number 0-8483 and made a part hereof by such reference. **Incorporated by reference from Registrant's Report on Form 10-K filed on March
  25, 1993, file number 0-8483 and made a part hereof by such reference.
