Form 10-Q
period 1995-03-31
CENTRAL RESERVE LIFE CORP
filed 1995-05-10
CIK 215403

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   __________________________________________


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1995

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-8483


                       CENTRAL RESERVE LIFE CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

              OHIO                                         34-1017531
   -------------------------------                       ---------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                        Identification No.)

                17800 Royalton Road, Strongsville, Ohio  44136
            ------------------------------------------------------
          (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code: (216) 572-2400
                                                          ---------------

                    _____________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)         No ( )

The number of shares outstanding of the registrant's Common stock at March 31, 1995 was 4,037,300.

                         PART I - FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS
- -------    --------------------

     A.    Consolidated Condensed Balance Sheets

     B.    Consolidated Condensed Statements of Income

     C.    Consolidated Condensed Statements of Cash Flows

     D.    Notes to Consolidated Condensed Financial Statements


                                                 CENTRAL RESERVE LIFE CORPORATION
                                                         AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                             MARCH 31              DECEMBER 31
                                                                               1995                   1994
                                                                           -------------          -------------
                                                                           (Unaudited)
ASSETS

Investments:

           Fixed maturities held to maturity, at amortized cost            $  13,422,724          $  13,468,956
           Fixed maturities available for sale, at fair value                 70,141,045             67,409,309
                                                                           -------------          -------------
                          Total fixed maturities                              83,563,769             80,878,265
           Policy Loans                                                          103,243                101,146
           Short-term investments, at cost which approximate market            4,525,580              2,250,912
                                                                           -------------          -------------
                          Total investments                                   88,192,592             83,230,323
           Cash                                                                5,574,171              7,654,487
           Accrued investment income                                           1,447,982              1,315,937
           Premiums receivable                                                 1,741,505              1,656,225
           Property and equipment, at cost                                    12,000,164             12,053,737
           Deferred federal income taxes                                         850,282                935,282
           Federal income taxes recoverable                                       -                     245,406
           Other assets                                                          897,051                852,761
                                                                           -------------          -------------
                                                                           $ 110,703,747          $ 107,944,158
                                                                           =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
           Future policy benefits, losses and claims                       $  27,421,766          $  27,496,885
           Other policy claims and benefits payable                           35,036,400             35,219,992
           Other policyholders' funds                                          7,082,831              5,751,966
           Federal income taxes payable                                          144,594                 -
           Other liabilities                                                   4,810,910              6,258,829
                                                                           -------------          -------------
                                                                              74,496,501             74,727,672

Mortgage note payable                                                          8,664,846              8,685,754
                                                                           -------------          -------------
                          Total Liabilities                                   83,161,347             83,413,426
                                                                           -------------          -------------

Commitments and contingencies
Shareholders' equity:
           Non-Voting Preferred shares, no par value                              -                      -
           Common shares, no par value, stated value $.50                      2,018,650              2,018,650
           Additional paid-in capital                                          3,475,690              3,475,690
           Net unrealized holding loss                                        (3,031,811)            (5,427,055)
           Retained earnings                                                  25,079,871             24,463,447
                                                                           -------------          -------------
                          Total shareholders' equity                          27,542,400             24,530,732
                                                                           -------------          -------------
                                                                           $ 110,703,747          $ 107,944,158
                                                                           =============          =============

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                       1995           1994
                                                   ------------    ------------

REVENUES

Premiums                                           $ 57,037,911    $ 56,677,868
Net investment income                                 1,627,628       1,572,439
Net realized investment gains                             9,522         169,112
Other income                                                418           7,228
                                                   ------------    ------------
                                                     58,675,479      58,426,647
                                                   ------------    ------------
BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses     40,573,563      39,956,131
Commissions                                           8,263,095       8,467,791
Other operating expenses                              8,262,921       8,598,917
                                                   ------------    ------------
                                                     57,099,579      57,022,839
                                                   ------------    ------------

Income before Federal income taxes                    1,575,900       1,403,808
Federal income tax expense                              475,000         393,066
                                                   ------------    ------------
Net income                                         $  1,100,900    $  1,010,742
                                                   ============    ============

Weighted average shares outstanding                   4,212,993       4,200,537


                                                   ------------    ------------
Net income per share                               $        .26    $        .24
                                                   ============    ============

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MARCH 31
                                                  1995           1994
                                            -------------    -----------
INSURANCE COMPANY ACTIVITIES

Cash Provided By Operating Activities           3,408,051      4,314,239

Purchases of Investments                       (8,775,895)   (11,692,500)
Sales or Maturities of Investments              3,813,626      6,880,142
Purchase of Property and Equipment               (251,148)       (61,872)
Dividends Paid                                   (475,000)      (420,000)



Increase (decrease) in Cash                 -------------    -----------
   from Insurance Activities                   (2,280,366)      (979,991)
                                            -------------    -----------

NON-INSURANCE ACTIVITIES


Dividends from Subsidiaries                       475,000        420,000
Dividends paid to Shareholders                   (484,476)      (442,935)
Other, Net                                        209,526        382,473
                                            -------------    -----------

Increase (decrease) from
Non-Insurance Activities                          200,050        359,538
                                            -------------    -----------

Cash at Beginning of Period                     7,654,487      6,069,187
                                            -------------    -----------
Cash at End of Period                       $   5,574,171    $ 5,448,734
                                            =============    ===========

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

         D. Notes to Consolidated Condensed Financial Statements
            ----------------------------------------------------
1. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as certain information and footnote disclosures required to be included with financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted.

2. The consolidated condensed balance sheets at March 31, 1995 and the consolidated condensed statements of income and cash flows for the three months ended March 31, 1995 and 1994 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months then ended and cash flows for the three months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

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

4. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the full year.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company ("Central"), increased approximately 3% for the quarter ended March 31, 1995, compared to a 4% increase in the prior year period. Central primarily invests in bonds which amounts to about 75% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 98% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of over $17 million which have a ready market) amounted to about 12% of total assets. In accordance with SFAS 115 the Company recorded a reduction in investments of $3,031,811 at March 31, 1995, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to a recorded reduction of $5,427,055 at December 31, 1994. The charge is reflected in shareholders' equity as a "net unrealized holding loss".

         Reserves and accruals for future claim payments decreased slightly from $62,716,877 at December 31, 1994 to $62,458,166 at March 31, 1995.
Shareholders' equity increased to $27,542,400 at March 31, 1995 or $3,011,668 after dividend payments and a $2,395,244 net increase due to the SFAS 115 adjustment.

         RESULTS OF OPERATIONS: During the three months, premiums were $57,037,911 compared to $56,677,868 for the same period last year. This represents a small increase for the first quarter of 1995 over the first quarter of 1994 of less than 1% compared to a 15% increase in the first quarter of 1994 compared to the first quarter of 1993. New certificates issued for the period were 12,619 compared to 7,979 in the prior year. Lapses were up in the first quarter of 1995 (9,347) compared to the first quarter in 1994 (8,791). This resulted in a net increase in certificates of 3,272 to 106,231 at March 31, 1995 compared to a net increase of 812 for the first quarter ending March 31, 1994.

         Net investment income increased 3% for the period ending March 31, 1995 to $1,627,628 compared to $1,572,439 in 1994. The primary source of investment income was, again, interest on bonds. The increase in investment income was primarily due to the increase in invested assets.

         Policy benefits incurred, primarily group accident and health claims, increased to $40,573,563 in 1995 from $39,956,131 in 1994. This represents a 1.5% increase over 1994 as compared to a 12% increase in the comparable period last year. The Company's incurred claims loss ratio was 71.1% for the current period compared to 70.5% for the same period in 1994. The increase was primarily due to an increase in the number of claims processed as opposed to large claims incurred. The Company continues to monitor the claims experience and to make necessary rate adjustments along with utilizing various cost control and savings programs.

         Commissions were 14.5% of premiums for the quarter ending March 31, 1995, as compared to 14.9% in the same quarter in 1994. The continued growth in renewal premiums provides a lower rate for commissions. Other operating expenses decreased 4% over the comparable 1994 period to $8,262,921 as compared to $8,598,917 at March 31, 1994 and were 14.5% of premiums at March 31, 1995 compared to 15.2% at March 31, 1994.

         The Company had a net profit of $1,100,900 for the three months ending March 31, 1995 compared to $1,010,742 for the same period in 1994. Book value at March 31, 1995 was $6.82 ($7.57 before unrealized losses) compared to $6.08 ($7.42 before unrealized losses) at December 31, 1994.

         Federal income taxes would increase in the future if the IRS, as indicated in note 3 to the financial statements, were to pursue litigation and prevail in their position that Central no longer qualifies as a life company for tax purposes. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3,000,000 of income 60% or $1,800,000, which is decreased by 15% for amounts over $3,000,000. As Central's income increases the effect is lowered. Management is relying on existing case law applied favorably to another taxpayer to resolve this issue. Also, Central may have, under certain circumstances, the ability to change and market policies that could insure it's qualification as a life company for tax purposes in the future, if the need arises.

         IMPACT OF INFLATION: Inflation rates impact the financial statements and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

         Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, more than interest rates did. The Company will continue to increase premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs.

                         PART II - OTHER INFORMATION
                         ---------------------------

         All items of Part II other than Item 6 are either inapplicable to Registrant or would not require a response.




                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  -----------------------------------------

         a)   Exhibits.

              Exhibit 11 - Statement Regarding Computation of Per Share
              Earnings.

              Exhibit 27 - Financial Data Schedule

         b)   Reports on Form 8-K.

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CENTRAL RESERVE LIFE CORPORATION


Date:    May 10, 1995                    By:    Frank W. Grimone
      --------------------------------       ----------------------------------
                                             Frank W. Grimone
                                             Executive Vice President


Date:    May 10, 1995                    By:    Frank W. Grimone
      --------------------------------       ---------------------------------
                                             Frank W. Grimone
                                             Principal Financial Officer
                                             and Chief Accounting Officer