Form 10-Q
period 1995-06-30
CENTRAL RESERVE LIFE CORP
filed 1995-08-10
CIK 215403

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                         COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  OHIO                                    34-1017531
     --------------------------------                 ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

               17800 ROYALTON ROAD, STRONGSVILLE, OHIO       44136
         ------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (216) 572-2400


                         ______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

The number of shares outstanding of the registrant's Common stock at June 30, 1995 was 4,037,400.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
  A.     Consolidated Condensed Balance Sheets

  B.     Consolidated Condensed Statements of Income

  C.     Consolidated Condensed Statements of Cash Flows

  D.     Notes to Consolidated Condensed Financial Statements


                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                              June 95              December 31
                                                                               1995                   1994
                                                                           -------------         -------------
                                                                            (Unaudited)
ASSETS

Investments:
     Fixed maturities held to maturity, at amortized cost                  $  13,383,159         $  13,468,956
     Fixed maturities available for sale, at fair value                       69,668,742            67,409,309
                                                                           -------------         -------------
                              Total fixed maturities                          83,051,901            80,878,265
     Policy loans                                                                109,166               101,146
     Short-term investments, at cost which approximate market                 10,691,039             2,250,912
                                                                           -------------         -------------
                             Total investments                                93,852,106            83,230,323
     Cash                                                                      5,246,082             7,654,487
     Accrued investment income                                                 1,083,364             1,315,937
     Premiums receivable                                                       1,151,683             1,656,225
     Property and equipment, at cost                                          11,799,195            12,053,737
     Deferred federal income taxes                                               765,282               935,282
     Federal income taxes recoverable                                            341,406               245,406
     Other assets                                                                924,446               852,761
                                                                           -------------         -------------
                                                                           $ 115,163,564         $ 107,944,158
                                                                           =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits, losses and claims                             $  28,121,318         $  27,496,885
     Other policy claims and benefits payable                                 36,359,877            35,219,992
     Other policyholders' funds                                                5,920,514             5,751,966
     Other liabilities                                                         4,702,419             6,258,829
                                                                           -------------         -------------
                                                                              75,104,128            74,727,672

Mortgage note payable                                                          8,643,436             8,685,754
                                                                           -------------         -------------
                             Total Liabilities                                83,747,564            83,413,426
                                                                           -------------         -------------
Commitments and contingencies
Shareholders' equity:
     Non-Voting Preferred shares, no par value                                     -                     -
     Common shares, no par value, stated value $.50                            2,018,700             2,018,650
     Additional paid-in capital                                                3,476,315             3,475,690
     Net unrealized holding gain (loss)                                           35,635            (5,427,055)
     Retained earnings                                                        25,885,350            24,463,447
                                                                           -------------         -------------
                             Total shareholders' equity                       31,416,000            24,530,732
                                                                           -------------         -------------
                                                                           $ 115,163,564         $ 107,944,158
                                                                           =============         =============

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                        June 30            June 30             June 30             June 30
                                                         1995               1994                1995                1994
                                                     -------------      -------------      --------------      --------------
REVENUES

Premiums                                             $  57,894,454      $  55,046,076      $  114,932,365      $  111,723,944
Net investment income                                    1,486,586          1,627,023           3,114,214           3,199,462
Net realized investment gains                               65,749             (6,244)             75,271             162,868
Other income                                                12,002             11,445              12,420              18,673
                                                     -------------      -------------      --------------      --------------
                                                        59,458,791         56,678,300         118,134,270         115,104,947
                                                     -------------      -------------      --------------      --------------
BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses        39,746,933         38,383,527          80,320,496          78,339,658
Commissions                                              8,411,073          8,374,316          16,674,168          16,842,107
Other operating expenses                                 9,411,818          8,091,420          17,674,739          16,690,337
                                                     -------------      -------------      --------------      --------------
                                                        57,569,824         54,849,263         114,669,403         111,872,102
                                                     -------------      -------------      --------------      --------------

Income before federal income tax                         1,888,967          1,829,037           3,464,867           3,232,845
Federal income tax expense                                 599,000            717,724           1,074,000           1,110,790
                                                     -------------      -------------      --------------      --------------
Net income                                           $   1,289,967      $   1,111,313      $    2,390,867      $    2,122,055
                                                     =============      =============      ==============      ==============


Weighted average shares outstanding                      4,206,301          4,209,324           4,209,725           4,204,774

                                                     -------------      -------------      --------------      --------------
Net income per share                                 $         .31      $         .26      $          .57      $          .50
                                                     =============      =============      ==============      ==============

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)




                                                                     SIX MONTHS ENDED
                                                                          June 30
                                                               1995                    1994
                                                          -------------           --------------
INSURANCE COMPANY ACTIVITIES

Cash provided by operating activities                     $   4,039,055           $    8,828,300


Purchases of investments                                    (18,276,798)             (19,891,980)
Sales or maturities of investments                           13,082,070               12,555,215
Purchase of property and equipment                             (347,309)                (129,494)
Dividends paid                                                 (950,000)                (875,000)


                                                          -------------           --------------
Increase (decrease) in cash from insurance activities        (2,452,982)                 487,041
                                                          -------------           --------------

NON-INSURANCE ACTIVITIES


Dividends from subsidiaries                                     950,000                  875,000
Dividends paid to shareholders                                 (968,964)                (886,004)
Other, net                                                       63,451                  378,200
                                                          -------------           --------------

Increase from non-insurance activities                           44,577                  367,196
                                                          -------------           --------------

Cash at beginning of period                                   7,654,487                6,069,187
                                                          -------------           --------------
Cash at end of period                                     $   5,246,082           $    6,923,424
                                                          =============           ==============

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

2. The consolidated condensed balance sheet at June 30, 1995 and the consolidated condensed statements of income and cash flows for the six months ended June 30, 1995 and 1994 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the six months then ended and cash flows for the six months then ended.

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

4. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results for the full year.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company ("Central"), increased approximately 7% for the period ended June 30, 1995. Central primarily invests in bonds which amounts to about 72% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 98% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of over $19 million which have a ready market) amounted to about 16% of total assets. In accordance with SFAS 115 the Company recorded an increase in fixed maturities available for sale of $35,635 at June 30, 1995, to reflect the reporting of certain investments at fair value which was higher than amortized cost. This compares to a recorded reduction of $5,427,055 at December 31, 1994. The excess of fair value over the cost is reflected in shareholders' equity.

    Reserves and accruals for future claim payments increased approximately 3% from $62,716,877 at December 31, 1994 to $64,481,195 at June 30, 1995.
Shareholders' equity increased to $31,416,000 at June 30, 1995 or $6,885,268 after dividend payments and a $5,462,690 net increase due to the SFAS 115 adjustment.

    RESULTS OF OPERATIONS: During the six months ending June 30, 1995, premiums increased to $114,932,365 compared to $111,723,944 for the same period last year. This represents a 3% increase in 1995 compared to a 12% increase for the same period in 1994. The increase is in the group division, which accounts for approximately 99% of the premiums. Net certificates in force for the six months increased 6,741 to 109,700 or 7% compared to a net increase of 3,125 or 3% for the same period last year. New certificates issued for the period were 24,100 compared to 14,679 in 1994 and lapses were down slightly to 17,359 in 1995 from 17,804 in 1994.

    Net investment income decreased 3% to $3,114,214 for the six month period ending June 30, 1995, compared to $3,199,462 for the same period in 1994. Although total investments increased 13% to $93,852,106, lower interest rates and an increase in the allocation of proceeds from certain investments sold to short term investments attributed to the decrease.

    Policy benefits incurred, primarily group accident and health claims, increased to $80,320,496 in 1995 from $78,339,658 in 1994. This represents a 3% increase over 1994 as compared to a 1.5% increase in the comparable period last year. The Company's incurred loss ratio was 69.9% for the current period compared to 70.1% for the same period in 1994. Claims were lower in the second quarter of 1995 thus showing an overall lower loss ratio for the six month period. The Company continues to monitor the claims experience and to make necessary premium rate adjustments along with utilizing various cost control and savings programs.

    Commissions were 14.5% of premiums for the period ending June 30, 1995, as compared to 15.1% for the same period in 1994. A change in the Company's commission structure, product mix and the increase in renewal premiums attributed to the reduction. Other operating expenses increased 6% to $17,674,739 in 1995 over the comparable period in 1994. At June 30, 1995, other operating expenses were 15.4% of premiums compared to 14.9% at June 30, 1994. The major reason for the increase was due to an increase in employees since the first part of 1994. This was required because of volume increases in premiums, policyholders and claims.

    The Company had a net profit of $2,390,867 for the six months ending June 30, 1995, compared to $2,122,055 for the same period in 1994. Book value at June 30, 1995, was $7.78 ($7.77 before unrealized gains) compared to $6.08 ($7.42 before unrealized losses) at December 31, 1994.

    Federal income taxes would increase in the future if the IRS, as indicated in note 3 to the consolidated condensed financial statements, were to pursue litigation and prevail in their position that Central no longer qualifies as a life company for tax purposes. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3,000,000 of income of 60% or $1,800,000, which is decreased by 15% for amounts over $3,000,000. As Central's income increases the effect is lowered. Management is relying on existing case law applied favorably to another taxpayer to resolve this issue. Also, Central may have, under certain circumstances, the ability to change and market policies that could insure it's qualification as a life company for tax purposes in the future, if the need arises.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

    All items of Part II other than Item 4 and Item 6 are either inapplicable to Registrant or would not require a response.



    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    ------------------------------------------------------------

         a) Central Reserve Life Corporation's 1994 Annual Meeting of Shareholders was held on May 18, 1995.

         b) Proxies were solicited by Central Reserve Life Corporation's management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders.

    The total number of shares of the Company's Common Stock, no par value, outstanding as of April 5, 1995, the record date for the Annual Meeting, was 4,037,300.




                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 -----------------------------------------

         a)      Exhibits.

                 Exhibit 11 - Statement Regarding Computation of Per Share Earnings.

                 Exhibit 27 - Financial Data Schedule.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:        August 9, 1995                 By:    Frank W. Grimone
     -----------------------------             -------------------------------
                                               Frank W. Grimone
                                               Executive Vice President


Date:        August 9, 1995                 By:    Frank W. Grimone
     -----------------------------             -------------------------------
                                               Frank W. Grimone
                                               Principal Financial Officer and
                                               Chief Accounting Officer