Form 10-Q
period 1995-09-30
CENTRAL RESERVE LIFE CORP
filed 1995-11-09
CIK 215403

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM     TO
                                                  ---    ---
                         COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         OHIO                                     34-1017531
          ------------------------------                     ------------------
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

                17800 ROYALTON ROAD, STRONGSVILLE, OHIO   44136
          -----------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (216) 572-2400
                                                           --------------


                         ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)        No (  )

The number of shares outstanding of the registrant's Common stock at September 30, 1995 was 4,037,400.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

  A.             Consolidated Condensed Balance Sheets

  B.             Consolidated Condensed Statements of Income

  C.             Consolidated Condensed Statements of Cash Flows

  D.             Notes to Consolidated Condensed Financial Statements

                                                 CENTRAL RESERVE LIFE CORPORATION
                                                         AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                            September 30               December 31
                                                                                1995                      1994
                                                                           ------------               ------------
                                                                            (Unaudited)
ASSETS
Investments:
    Fixed maturities held to maturity, at amortized cost                 $    12,846,573             $    13,468,956
    Fixed maturities available for sale, at fair value                        71,364,336                  67,409,309
                                                                          ---------------             ---------------
            Total fixed maturities                                            84,210,909                  80,878,265
    Policy loans                                                                 109,097                     101,146
    Short-term investments, at cost which approximate market                   9,005,736                   2,250,912
                                                                          ---------------             ---------------
            Total investments                                                 93,325,742                  83,230,323
    Cash                                                                       7,095,078                   7,654,487
    Accrued investment income                                                  1,287,665                   1,315,937
    Premiums receivable                                                        1,666,731                   1,656,225
    Property and equipment, at cost                                           11,611,327                  12,053,737
    Deferred federal income taxes                                                538,710                     935,282
    Federal income taxes recoverable                                              -                          245,406
    Other assets                                                                 929,302                     852,761
                                                                         ----------------             ---------------
                                                                        $    116,454,555             $   107,944,158
                                                                         ================             ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits, losses and claims                           $     29,513,314             $    27,496,885
    Other policy claims and benefits payable                                  35,436,011                  35,219,992
    Other policyholders' funds                                                 5,746,959                   5,751,966
    Federal income taxes payable                                                 244,022                     -
    Other liabilities                                                          4,623,892                   6,258,829
                                                                         ----------------             ---------------
                                                                              75,564,198                  74,727,672

Mortgage note payable                                                          8,621,514                   8,685,754
                                                                         ----------------             ---------------
            Total liabilities                                                 84,185,712                  83,413,426
                                                                         ----------------             ---------------
Commitments and contingencies
Shareholders' equity:
    Non-Voting Preferred shares, no par value                                    -                           -
    Common shares, no par value, stated value $.50                             2,018,700                   2,018,650
    Additional paid-in capital                                                 3,476,315                   3,475,690
    Net unrealized holding gain (loss)                                           100,595                  (5,427,055)
    Retained earnings                                                         26,673,233                  24,463,447
                                                                         ----------------             ---------------
            Total shareholders' equity                                        32,268,843                  24,530,732
                                                                         ----------------             ---------------
                                                                       $     116,454,555            $    107,944,158
                                                                         ================             ===============



                                                 CENTRAL RESERVE LIFE CORPORATION
                                                         AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                            (UNAUDITED)




                                                   THREE MONTHS ENDED                                NINE MONTHS ENDED
                                          September 30             September 30              September 30         September 30
                                               1995                    1994                       1995                 1994
                                          -------------           -------------             ------------         -------------
REVENUES

Premiums                                  $  58,400,268        $     56,392,400             $  173,332,633       $  168,116,344
Net investment income                         1,708,679               1,571,167                  4,822,893            4,770,629
Net realized investment gains                    68,016                  45,910                    143,287              208,778
Other income                                     -                        5,890                     12,420               24,563
                                          --------------        -----------------            --------------       --------------
                                             60,176,963              58,015,367                178,311,233          173,120,314
                                          --------------        -----------------            --------------       --------------
BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement      41,101,257              39,287,191                121,421,753          117,626,849
  expenses
Commissions                                   8,353,716               8,384,212                 25,027,884           25,226,319
Other operating expenses                      8,637,620               8,239,914                 26,312,359           24,930,251
                                          --------------        -----------------            --------------       --------------
                                             58,092,593              55,911,317                172,761,996          167,783,419
                                          --------------        -----------------            --------------       --------------

Income before federal income taxes            2,084,370               2,104,050                  5,549,237            5,336,895
Federal income tax expense                      812,000                 635,160                  1,886,000            1,745,950
                                          --------------        -----------------            --------------       --------------
Net Income                               $    1,272,370        $      1,468,890       $          3,663,237        $   3,590,945
                                          ==============        =================            ==============       ==============


Weighted average shares outstanding           4,229,074               4,217,485                  4,216,765            4,208,905

                                          --------------        -----------------            --------------       --------------
Net income per share                     $          .30        $            .35        $               .87        $         .85
                                          ==============        =================            ==============       ==============

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)





                                                                NINE MONTHS ENDED
                                                                   September 30
                                                         1995                       1994
                                                     --------------            ----------------
INSURANCE COMPANY ACTIVITIES

Cash provided by operating activities                   5,958,973                   11,646,831


Purchases of investments                              (19,285,282)                 (25,545,285)
Sales or maturities of investments                     14,616,827                   14,900,269
Purchase of property and equipment                       (418,410)                    (213,992)
Dividends paid                                         (1,425,000)                  (1,312,500)


                                                     --------------            ----------------
Increase (decrease) in cash from insurance               (552,892)                    (524,677)
  activities                                         --------------            ----------------

NON-INSURANCE ACTIVITIES


Dividends from subsidiaries                             1,425,000                    1,312,500
Dividends paid to shareholders                         (1,453,452)                  (1,329,183)
Other, net                                                 21,935                      260,259
                                                     -------------             ----------------

Increase from non-insurance activities                     (6,517)                     243,576
                                                     -------------             ----------------

Cash at beginning of period                             7,654,487                    6,069,187
                                                     -------------             ----------------
Cash at end of period                              $    7,095,078            $       5,788,086
                                                     =============             ================

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

2. The consolidated condensed balance sheets at September 30, 1995 and the consolidated condensed statements of income and cash flows for the nine months ended September 30, 1995 and 1994 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the nine months then ended and cash flows for the nine months then ended.

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

4. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company ("Central"), increased approximately 8% for the period ended September 30, 1995. Central primarily invests in bonds which amounts to about 72% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 99% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of over $18 million which have a ready market) amounted to about 16% of total assets. In accordance with SFAS 115 the Company recorded an increase in fixed maturities available for sale of $100,595 at September 30, 1995, to reflect the reporting of certain investments at fair value which was higher than amortized cost. This compares to a recorded reduction of $5,427,055 at December 31, 1994. The excess of fair value over the cost is reflected in shareholders' equity.

         Reserves and accruals for future claim payments increased approximately 4% from $62,716,877 at December 31, 1994 to $64,949,325 at September 30, 1995. Shareholders' equity increased to $32,268,843 at September 30, 1995 or $7,738,111 after dividend payments and a $5,527,650 net increase due to the SFAS 115 adjustment.

         RESULTS OF OPERATIONS: During the last nine months, premiums increased to $173,332,633 compared to $168,116,344 for the same period last year. This represents a 3% increase in 1995 over 1994 as compared to a 9% increase in 1994 over 1993. The increase is in the Group division, which accounts for approximately 99% of the premiums. Net certificates inforce for the nine months increased 7,768 to 110,727 or 8%, compared to a net decrease of 3,415 or 3%, for the same period last year. New certificates issued for the period were 34,175 compared to 22,962 in 1994. Lapses were slightly higher, 26,407 in 1995, compared to 26,377 in 1994. The higher lapses are primarily due to a short term type product issued to individuals which has been increasing in number of certificates, but tends to have a lower persistency than group type products, and a block of business which did not renew its coverage.

        Net investment income increased 1% to $4,822,893 for the nine month period ending September 30, 1995, compared to $4,770,629 for the same period in 1994. Although total investments increased 12% to $93,325,742, lower interest rates and an increase in the allocation of proceeds from certain investments sold to short term investments attributed to the small increase.

        Policy benefits, claims, losses and settlement expenses increased 3% to $121,421,753 from $117,626,849 in 1994. The incurred loss ratio for the period was 70.1% in 1995 and 70% in 1994. For the quarter, the Company's loss ratio was 70.4% in 1995 and 69.7% for the quarter in 1994. An increase in large accidental claims in the third quarter of 1995 compared to the same quarter in 1994 was the primary reason for the increase in the loss ratio from 69.7% to 70.4%.

        Reserves and accruals for future claim payments increased 4% from December 31, 1994 to $64,949,325. Shareholder's equity had a net increase of $7,738,111 of which $5,527,650 was due to the net fair value increase in investments recorded under SFAS 115, otherwise an increase of $2,210,461 would have resulted, after dividend payments.

        Commissions were 14.4% of premiums for the period ending September 30, 1995, as compared to 15% for the same period in 1994. For the quarter, the ratio was 14.3% compared to 14.9% in 1994. The decrease is due to the normal commission decrease as first year business goes into the renewal years, plus a decrease in commission rates for certain products sold in 1995.

        Other operating expenses increased 6% for the nine month period in 1995 and were 15.2% of premiums compared to 14.8% for the same period in 1994. The Company continues to monitor its expenses and look for areas of cost reductions.

        The Company had net income, after federal income taxes, of $1,272,370 ($.30 per share) for the third quarter ending September 30, 1995 and $3,663,237 ($.87 per share) for the nine months ending September 30, 1995. This compares to net incomes, after federal income taxes, of $1,468,890 ($.35 per share) for the third quarter ending September 30, 1994 and $3,590,945 ($.85 per share) for the nine months ending September 30, 1994. Book value at September 30, 1995 was $7.99 ($7.97 before unrealized gains) compared to $6.08 ($7.42 before unrealized losses) at December 31, 1994.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:      November 9, 1995                      By:    Frank W. Grimone
     ----------------------------                   -------------------------
                                                    Frank W. Grimone
                                                    Executive Vice President


Date:      November 9, 1995                      By:    Frank W. Grimone
     ----------------------------                   -------------------------
                                                    Frank W. Grimone
                                                    Principal Financial Officer
                                                    and Chief Accounting Officer

                                                                      Exhibit 11
                                                                      ----------

             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
             -----------------------------------------------------

    Net income per share is computed using the weighted average number of common shares outstanding.  These shares were increased by the number of shares issuable on the exercise of options, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of these common stock equivalents.  The number of shares used to calculate the earnings per share was

4,216,765 for the nine month period ending September 30, 1995 and 4,208,905 for the nine month period ending September 30, 1994.