Form 10-K
period 1995-12-31
CENTRAL RESERVE LIFE CORP
filed 1996-03-25
CIK 215403

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995                COMM. FILE NO. 0-8483

                        CENTRAL RESERVE LIFE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Ohio                                          34-1017531
        ---------------------------                   ---------------------------------
      (STATE OR OTHER JURISDICTION OF               I.R.S. EMPLOYER IDENTIFICATION NUMBER
       INCORPORATION OR ORGANIZATION)




    17800 Royalton Road, Strongsville, Ohio                         44136
    ---------------------------------------                       ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant.

             $36,842,188 computed based on the closing price of the
                        Common Shares on March 18, 1996.

     The number of Common Shares, without par value, outstanding as of March 18, 1996: 4,037,500.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 1996, into Part III, Items 10, 11, 12, and 13.
--------------------------------------------------------------------------------

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

  (1) INSURANCE OPERATIONS

     The Company owns 100% of Central Reserve Life Insurance Company ("Central"), which is its principal operating subsidiary.

     Central is an Ohio domiciled Life and Accident and Health insurance company. Central was incorporated in 1963 and commenced business in 1965. The Company acquired Central in 1973. As of December 31, 1995, Central was licensed to transact business in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Wyoming (35 states).

  (2) OTHER OPERATIONS

     In March 1983, the Company acquired Western Reserve Administrative Services, Inc. ("Western"), an Ohio corporation which administers claims for self-insured companies. Western also administers Central's Gemini product which is a partially self-funded group plan for small companies.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Effective December 31, 1995, the Company redefined its reporting segments, merging the group life and group accident and health segments together, as well as combining the life and annuity segments. These alignments fit the Company's current operating organization and produce three segments: group life and health; life insurance and annuities; and corporate and other.

     The following table presents the revenues and income (loss) on a GAAP basis for the last three years attributable to the Company's industry segments. The Company is not able to allocate investment assets or identifiable assets by industry segment.

                                                   1995             1994             1993
                                               ------------     ------------     ------------
Revenues:
  Group Life and Health......................  $237,257,385     $228,313,768     $212,837,282
  Life Insurance and Annuities...............     2,170,138        1,729,842        1,168,542
  Corporate and Other........................       381,571          157,601          805,603
                                               ------------     ------------     ------------
                                               $239,809,094     $230,201,211     $214,811,427
                                                ===========      ===========      ===========
Income (loss) before Federal income taxes:
  Group Life and Health......................  $  6,180,636     $  7,577,364     $  3,918,302
  Life Insurance and Annuities...............      (241,685)        (927,206)        (553,163)
  Corporate and Other........................         8,274          222,831         (260,600)
                                               ------------     ------------     ------------
                                               $  5,947,225     $  6,872,989     $  3,104,539
                                                ===========      ===========      ===========

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The operational aspects of the Company's business are primarily in Central; therefore, this section will contain information that only pertains to Central.

  (1) BUSINESS AND PRINCIPAL PRODUCT

Products

     Central specializes in meeting the insurance needs of small to midsized businesses and individuals. Among the products Central offers are life insurance, annuities, accident and health insurance, long-term disability and short-term major medical.

     Central's principal product is group insurance, which accounted for about 98% of its premiums in 1995. Approximately 2% of the group premiums were for life insurance and 98% were for accident and health insurance.

     Central provides for its customers a comprehensive package of more than 25 managed care controls which help (a) keep insureds' out-of-pocket expenses down,
(b) ensure affordability of the plans, and (c) keep rates attractive at renewal time. Among these managed care controls are hospital inpatient and outpatient billing review, independent utilization management, physician code review, hospital audit review, premium reduction renewal options, a hospice care program, and the National Physician Data Bank Review(SM), a refinement of Central's former reasonable and customary charge controls.

     Also included as a part of Central's managed care programs are Preferred Provider Organization (PPO) health plans which are available to both group and individuals. Through its PPO plans, Central is able to offer customers a network of hospitals and physicians that provide medical services at discounted rates. PPO networks which Central contracts with are situated in 16 states. For customers located outside the existing PPO service areas, Central offers a supplemental hospital program, through which it offers discounted hospital rates by contracting with national PPO networks.

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

     Central supports the general agents in the recruiting and training of agents through sales brochures and literature, assistance with seminars, and a video training program. Central enhances and enables the general agents' and writing agents' sales efforts through its Co-op Advertising Program, sales and promotional literature and various sales contests.

     Internally, Central's organization supports the agents and emphasizes customer service with a unique "team" approach. Organized around geographically dedicated groups of employees, each team consists of several specialists for each region.

Underwriting

     Central controls the quality of its group accident and health business by maintaining specific underwriting standards and guidelines. Where not restricted by state regulatory agencies, Central medically underwrites each individual by requiring enrollment applications, medical health history questionnaires and, in some cases, medical records.

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

     Following are tables reflecting statistical information on Central's business.

                                               1995               1994               1993
                                          --------------     --------------     --------------
LIFE INSURANCE VOLUME:
  Insurance Written.....................  $  467,588,000     $  459,830,000     $  517,829,000
  In force..............................  $1,175,823,000     $1,012,860,000     $1,016,513,000
  Reinsured.............................  $   50,751,000     $   41,424,000     $   13,608,000

GROUP POLICIES:
  Beginning of Year.....................          41,385             40,491             31,654
  Issued during Year....................          21,926             22,400             26,764
  Terminations..........................         (21,427)           (21,506)           (17,927)
                                          --------------     --------------     --------------
  End of Year...........................          41,884             41,385             40,491
                                           =============      =============      =============
GROUP CERTIFICATES:
  Beginning of Year.....................         102,959            105,536             96,175
  Issued during Year (new)..............          44,398             31,270             36,586
  Terminations (net of additions).......         (33,637)           (33,847)           (27,225)
                                          --------------     --------------     --------------
  End of Year...........................         113,720            102,959            105,536
                                           =============      =============      =============

  (3) GEOGRAPHIC DISTRIBUTION

     The geographic distribution of direct premiums and annuity considerations received (before reinsurance) by Central during 1995 is as follows:

                                                            PERCENT OF
                  STATE                      AMOUNT           TOTAL
                  -----                   ------------     ------------
Ohio....................................  $ 79,153,784          33.5%
Indiana.................................    23,164,269           9.8
Arizona.................................    16,640,603           7.0
Michigan................................    14,519,531           6.1
Colorado................................    13,970,100           5.9
Tennessee...............................    12,008,647           5.1
Alabama.................................    11,999,140           5.1
Pennsylvania............................    11,531,221           4.9
Virginia................................     8,837,449           3.7
North Carolina..........................     8,560,752           3.6
West Virginia...........................     8,411,565           3.6
Missouri................................     8,202,333           3.5
Other...................................    19,330,053           8.2
                                          ------------        ------
          Total.........................  $236,329,447         100.0%
                                          ============        ======

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

     As of December 31, 1995, Central had 81 brokers/general agents and 13,103 agents licensed.

  (5) INVESTMENTS

     An important earnings factor for Central, as well as all insurance companies, is the income from the investment portfolio. The investment objectives for insurance companies are designed to maximize yields, preserve principal and maintain liquidity. Investments must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments which may be made. Due to the restrictive nature of these laws, there may be occasions when Central may be precluded from making certain otherwise attractive investments. As of December 31, 1995, 99% of the $80,652,527 invested in fixed maturities, was of investment grade quality. Central and the Company do not invest in "junk" bonds or derivatives such as futures, forwards, swaps, and option contracts, and other financial instruments with similar characteristics. However, Central does invest in mortgage-backed securities of which some are collateralized mortgage obligations (CMO's). These investments, besides having a credit risk, also have the risk of prepayment, during rising interest rates, and the risk of extension during a decline in interest rates. Central constantly monitors these securities and has reduced its exposure in CMO's in 1995 by selling certain securities and investing the proceeds in short term maturities.

     The following tables show various aspects of the fixed maturities investment portfolio of the Company as of December 31, 1995:

                                                                           CARRYING
                                                                             VALUE        PERCENT
                                                                          -----------     --------
PORTFOLIO MATURITY
  Due in one year or less..........................................       $ 3,024,688         3.7%
  Due after one year through five years............................        17,185,552        21.0
  Due after five years through ten years...........................        26,567,888        32.5
  Due after ten years..............................................         3,231,876         3.9
                                                                          -----------
                                                                           50,010,004
  Mortgage-backed securities (5.2 average years)...................        31,817,051        38.9
                                                                          -----------     --------
                                                                          $81,827,055       100.0%
                                                                          ===========     ========

                                                                               CARRYING VALUE
                                         AMORTIZED         FAIR           ------------------------
                                           COST            VALUE            AMOUNT        PERCENT
                                        -----------     -----------       -----------     --------
PORTFOLIO DISTRIBUTION
  U.S. Treasury securities............  $17,995,752     $18,507,131       $18,452,254        22.6%
  U.S. Agencies.......................    2,498,844       2,506,085         2,506,085         3.1
  Obligations of states,
     municipalities and political
     subdivisions.....................    1,671,612       1,710,484         1,710,484         2.1
  Corporate bonds.....................   25,999,185      26,555,156        26,555,156        32.5
  Convertible bonds...................      379,189         342,525           342,525          .4
  Foreign bonds.......................      502,781         443,500           443,500          .5
  Mortgage-backed securities:
     Federal Home Loan Mortgage.......   13,591,275      13,841,978        13,834,195        16.9
     Federal National Mortgage........    8,234,519       8,391,211         8,377,382        10.2
     Other............................    9,779,370       9,611,923         9,605,474        11.7
                                        -----------     -----------       -----------     --------
                                        $80,652,527     $81,909,993       $81,827,055       100.0%
                                        ===========     ===========       ===========     ========

                                                                           AMORTIZED
                                                                             COST         PERCENT
                                                                          -----------     --------
QUALITY RATING
  Government.......................................................       $17,995,752        22.3%
  Government Agencies..............................................        24,324,639        30.1
  Aaa..............................................................         5,696,691         7.1
  Aa...............................................................         4,881,702         6.1
  A................................................................        18,568,502        23.0
  Baa..............................................................         8,935,448        11.1
  Ba...............................................................           104,920          .1
  NR...............................................................           144,873          .2
                                                                          -----------     --------
                                                                          $80,652,527       100.0%
                                                                          ===========     ========

  (6) RESERVES

     Central is required by the insurance laws of the states in which it is licensed to set up statutory reserves to meet policy obligations on its ordinary life policies. These reserves are amounts which, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policy is issued. The ordinary life policies currently issued by Central are valued on the Commissioner's Standard Ordinary Table of Mortality of 1980 under the Commissioners' Reserve Valuation Method and the Net Level Premium Method. The guaranteed interest rate on policies currently being issued is 4.5%. On policies issued previously to the current series, guaranteed interest rates were as specified in the various policies and range from 2.5% to 6%. Under the Commissioners' Reserve Valuation Method, the amount of reserve provided in the first policy year is less than under the Net Level Premium Method, but in subsequent years greater additions to reserves are required. To the extent that the rate of income realized on investments is greater or less than the assumed interest rate used in the calculation of reserves, reported earnings are increased or decreased, as the case may be.

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

  (7) REINSURANCE

     As is customary among most insurance companies, Central reinsures portions of the life insurance policies it writes, thereby providing a greater diversification of risk and minimizing Central's exposure on major risks. While the effect of reinsurance is to lessen risks to the writing company, it may also lower income. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability and becomes the ultimate source of payment. The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and $25,000 on group life on ages through 70. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The overall effect of reinsurance is not material to the Company's financial condition. Reinsurance treaties in effect at December 31, 1995 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

  (8) REGULATION

     Central, in common with other insurance companies operating in the states in which it is licensed, is subject to regulation and supervision by state insurance regulatory agencies. These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. Central is required to file detailed annual statements with the respective state regulatory bodies and is subject to periodic examination by the regulators. The most recent regulatory examination for Central was made as of December 31, 1992. The next examination is for the three year period ending December 31, 1995 and will begin in March 1996.

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

  (10) EMPLOYEES

     As of December 31, 1995 Central had 510 employees. The Registrant has no employees of its own.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company has no foreign operations. Its domestic operations during 1995 were primarily in Ohio.

ITEM 2. PROPERTIES

     The Company owns its home office building, located at 17800 Royalton Road, Strongsville, Ohio. The building, which consists of 121,625 square feet of gross floor area, was occupied in late 1990 by the Company and all its subsidiaries. Central, the principal operating subsidiary, entered into a 15 year triple net lease agreement with the Company for 100% of the space. All operations are conducted in this building. As indicated in the Capital Resources section, of
Item 7, the Company is planning an addition to the existing building, but no capital commitments have been made as of March 18, 1996.

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

     (a) The executive officers of the Company and Central are as follows:

        NAME OF                                                                    OFFICER
   EXECUTIVE OFFICER         AGE                     POSITION                       SINCE
-----------------------    --------     -----------------------------------    ----------------
Fred Lick, Jr.                64        Chairman of the Board,                       2/74
                                        Chief Executive Officer, President
                                        and Director
Frank W. Grimone              60        Executive Vice President,                    5/74
                                        Chief Financial Officer and
                                        Treasurer
Glen A. Laffoon               56        Executive Vice President and Chief          12/74
                                        Administrative Officer

     The current one year terms of office of the executive officers listed above began May 18, 1995, with their election to office by the Board of Directors at its meeting following the annual meeting of shareholders held on such date. There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) The Company's Common Shares are traded on the Nasdaq Stock Market tier of The Nasdaq Stock Market(SM) under the symbol CRLC. The following table shows the representative high and low prices of the Common Shares for the calendar quarters indicated. These prices were taken from the Nasdaq Monthly Statistical Reports.

                                    HIGH         LOW         DIVIDENDS
                                  --------     --------     ------------
1995
     First Quarter............   $ 8 1/2       $7 1/8          $  .12
     Second Quarter...........     8 1/4        7 1/8             .12
     Third Quarter............    10            7 5/8             .12
     Fourth Quarter...........    10            8 3/4             .12
1994
     First Quarter............   $ 8           $7              $  .11
     Second Quarter...........     8 7/8        6 3/4             .11
     Third Quarter............     8 5/8        7 3/4             .11
     Fourth Quarter...........     8 1/2        7 7/8             .11

     (b) As of March 18, 1996, there were 1,687 record holders of the Common Shares.

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

ITEM 6. SELECTED FINANCIAL DATA

                               1995             1994             1993             1992             1991
                           ------------     ------------     ------------     ------------     ------------
FOR THE YEAR:
Premiums.................  $233,168,529     $223,679,071     $208,730,840     $172,010,014     $140,982,753
Net Investment Income....     6,454,038        6,515,927        5,367,184        4,606,036        4,481,145
Gain (loss) on Sale of
  Investments............       149,527          (23,024)         707,741          514,679          165,416
Other Income.............        37,000           29,237            5,662            1,697           33,060
                           ------------     ------------     ------------     ------------     ------------
Total Revenues...........  $239,809,094     $230,201,211     $214,811,427     $177,132,426     $145,662,374
                            ===========      ===========      ===========      ===========      ===========
Income before Federal
  Income Taxes...........  $  5,947,225     $  6,872,989     $  3,104,539     $  3,489,636     $  4,217,522
Federal Income Taxes
  (Benefit)..............     1,442,618        2,059,228          714,190          (34,581)       1,118,577
Cumulative effect of
  Statement 109 as of
  January 1, 1991........            --               --               --               --          170,669
                           ------------     ------------     ------------     ------------     ------------
Net Income...............  $  4,504,607     $  4,813,761     $  2,390,349     $  3,524,217     $  2,928,276
                            ===========      ===========      ===========      ===========      ===========
Net Income Per Share.....         $1.07            $1.14            $ .57            $ .85            $ .71
Cash Dividends Per
  Share..................         $ .48            $ .44            $ .40            $ .36            $ .32
AT YEAR END:
Investments..............  $ 91,310,781     $ 83,230,323     $ 79,030,628     $ 59,305,499     $ 44,645,676
Total Assets.............  $117,329,039     $107,944,158     $103,613,338     $ 85,028,970     $ 69,921,639
Mortgage Note Payable....  $  8,599,067     $  8,685,754     $  8,764,615     $  8,836,356     $  8,904,022
Future Policy Benefits
  and Claims Payable.....  $ 65,317,522     $ 62,716,877     $ 56,148,504     $ 38,836,847     $ 28,931,749
Retained Earnings........  $ 27,030,102     $ 24,463,447     $ 21,422,301     $ 20,640,995     $ 18,553,097
Shareholders' Equity.....  $ 33,300,980     $ 24,530,732     $ 26,856,896     $ 26,015,001     $ 23,798,571
Equity Per Share:
  After net unrealized
     holding gain
     (loss)..............         $8.25            $6.08            $6.67            $6.49            $6.00
  Before net unrealized
     holding gain
     (loss)..............         $8.06            $7.42              N/A              N/A              N/A

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

     The majority of the Company's assets are in investments which were $91,310,781, after a net unrealized holding gain of $1,174,528, before taxes, (see below), or 78% of the total assets at December 31, 1995. Fixed maturities are the primary investment of the Company and were $81,827,055 or 90% of total investments at December 31, 1995. The Company is carrying fixed maturities of $11,995,728 at amortized cost (held to maturity) and fixed maturities of $69,831,327 at fair value (available for sale) at December 31, 1995. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 99% of the bonds are of investment grade quality. In accordance with SFAS 115, the Company recorded an increase in investments of $1,174,528 to reflect the reporting of investments classified as available for sale at fair value (estimated market value) which was higher than amortized cost. The credit is reflected in shareholders' equity as a "net unrealized holding gain". In addition to the fixed maturities, the Company also had $5.2 million in unrestricted cash and $9.4 million in short term investments at December 31, 1995. Central also has an unused $1 million line of credit with a major bank. During 1995, total assets increased about $9.3 million, or 9% to $117,329,038, mainly due to a positive cash flow from operations during the year from premiums, investment income and the $1,174,528 net unrealized holding gain.

     Liabilities accrued for future policy benefits and policy claims payable increased 4%, or about $2.6 million to $65,317,522 primarily because of a strengthening of reserves and increased premiums. Shareholders' equity increased $8,770,248 after paying dividends of $1,937,952 and an increase of $6,202,243 for a net unrealized holding gain.

CAPITAL RESOURCES:

     The only long-term debt the Company has at December 31, 1995, is $8,599,067, which is the principal amount payable under a loan secured by a mortgage on the Company's home office building. The Company entered into the loan agreement in 1990 for $9 million for a term of 10 years bearing interest at 9 1/2% per annum with a 30 year amortization period payment schedule. At the same time, the Company also entered into a 15 year lease agreement with Central for 100% of the space. The Company will use the monthly rental payments to pay, among other expenses, the required mortgage loan payments. In 1995, the Company started a search for a new computer system for claims and administration which includes, among other things, billing, rating and commission functions. The increase in the Company's business, new state mandates and new products have created the need for this new system. A system of this nature is expected to cost between $5 million and $7 million, including software, hardware and implementation, over an estimated three year period. The Company estimates these costs could be recovered over a 4 to 5 year period, through a combination of payroll cost savings, expense controls and new production capacity. The Company has not entered into any contract or commitment for the purchase of such a computer system, although such an acquisition is planned for 1996. In light of the Company's growth over the last several years, the Company is also planning an addition to its existing headquarters building. The addition would provide space for training, Managed Care and computer facilities. The preliminary plans indicate an estimated cost between $6 million and $7 million however, the Company has not made any capital commitment with respect to the addition as of March 18, 1996.

RESULTS OF OPERATIONS:

  1995 compared to 1994

     During 1995, premiums increased 4% to $233,168,529 from $223,679,071 in 1994. The increase was primarily in the group life and health division which accounted for about 98% of total premiums. Group certificates in force increased about 10% to 113,720 in 1995 from 102,959 in 1994. Certificates issued for new group policies were 44,398 in 1995, up 42%, from 31,270 in 1994. The increase came primarily from a new product, the Professional Multi-Option (PMO), which was introduced in late 1994 and targets small businesses with 2 to 25 lives. Total lapses (net of additions/decreases) in 1995 were 33,637, down slightly from 33,847 in 1994. Overall, the lapse ratio was in line with the Company's expectations and was lower than the industry average for small group business.

     Not included in premiums, for generally accepted accounting principles
(GAAP) purposes, were annuity considerations in the amounts of $3,498,442 and $3,492,402 for 1995 and 1994.

     Net investment income decreased about 1% to $6,454,038 in 1995 from $6,515,927 in 1994. The decrease was primarily due to the overall decrease in interest rates during 1995. Also, during 1995 the Company reduced its holdings in mortgage-backed securities and convertible bonds. The proceeds were invested in short term government type securities at lower interest rates, but produced a more liquid and stable position.

     Benefits and claims incurred expenses increased 7% in 1995 to $165,472,603 from $155,257,560 in 1994. This compares to a 6% increase in 1994 over 1993. The incurred loss ratio was 71% for 1995 and 69.4% for 1994. The major increase in claims was during the last quarter, primarily the last month. The loss ratio increased to 73.6% for the fourth quarter of 1995 compared to 67.7% in the same quarter in 1994. During the fourth quarter the Company experienced, as many small group carriers did, an increase in claims due to utilization, state mandates and accidents. This trend continued into January 1996. In response, the Company has increased premium rates, not renewed certain blocks of business and is updating several managed care controls.

     Commissions decreased slightly to $33,411,203 in 1995 from $33,573,278 in 1994 and were 14.3% of premiums in 1995 compared to 15% in 1994. The decrease is attributed to a lower commission rate for the new product (PMO) sold in 1995 and the growth in renewal premiums which carry a lower commission rate. Expenses, such as salaries, premium taxes, fees, etc., increased, in total, 1% in 1995 over 1994. However, as a percentage of premiums the ratio was lower in 1995, 15.0% compared to 15.4% in 1994.

     Net income tax as a percentage of pretax income was 24% in 1995 compared to 30% in 1994. The current portion of the tax decreased to $1,419,026 in 1995 from $1,535,817 in 1994. The main reason for the decrease was the decrease in pretax income. The decrease in the deferred tax expense is primarily due to the change in the valuation allowance due to an unrealized holding gain in 1995 compared to an unrealized holding loss in 1994.

     Net income for 1995 was $4,504,607 or $1.07 per share compared to $4,813,761 or $1.14 per share in 1994. The decrease is primarily due to the increase in the benefit loss ratio to 71% from 69.4% and a 1% decrease in investment income for the year. Because group accident and health represents 98% of Central's business, a higher loss ratio from this division has a negative effect on the Company's earnings. The statutory loss ratio in the group accident and health division increased to 69.4% in 1995 from 67.9% in 1994.

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company is vigorously protesting the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

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

     Benefits and claims incurred expenses increased 6% in 1994 to $155,257,560 from $146,017,738 in 1993. This compares to a 28% increase in 1993 over 1992. The incurred loss ratio was 69.4% in 1994 and 69.9% in 1993. The improvement can be attributed to managed care cost controls, certain rate adjustments, reduction in large claims and an overall moderation in the medical inflation rate for 1994.

     Commissions increased 5% to $33,573,278 in 1994 from $32,120,808 in 1993 and were 15% of premiums in 1994 compared to 15.4% in 1993. The decrease in the ratio is primarily due to the increase in renewal premiums, which carry a lower commission than new business. Expenses increased 3% in 1994 over 1993 and were 15.4% of premiums compared to 16.1% in 1993.

     Net income tax expense as a percentage of pretax income was 30% in 1994 compared to 23% in 1993. The current portion of the tax, increased to $1,534,817 from $769,833 in 1993. The main reason for the increase in current taxes is the increase in pretax income. The increase in the deferred tax expense is primarily due to the increase in the valuation allowance. Since the Company's recovery rates for prior years were lower than current tax rates a higher valuation allowance is required. Also in the valuation allowance is $1,845,199 recorded directly to shareholders' equity for the net unrealized holding loss, offsetting the same amount shown as a deferred tax asset.

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

LEGISLATIVE DEVELOPMENTS:

     It appears that no major Federal health care reform is scheduled to take effect in 1996. However, incremental changes such as portability and limited pre-existing conditions, are probable and even more likely to be enacted on the state level. The Company cannot predict the ultimate timing or effect of any legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

NEW ACCOUNTING STANDARDS:

     In December 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments". The statement requires disclosure about the fair value of financial instruments and was adopted by the Company in 1995.

     In October 1994, the FASB issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". This statement requires disclosure about derivative financial instruments and amends existing requirements of SFAS Nos. 105 and 107. SFAS 119 is effective for financial statements issued for fiscal years ending after December 15, 1995, for entities with less than $150 million in total assets. However, as of December 31, 1995, the Company does not own nor has it purchased any derivatives as defined in SFAS 119.

     In 1995, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The focus of SFAS 106 is principally on postretirement health care benefits and the effect on the consolidated financial statements is discussed in the notes to the consolidated financial statements.

     In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The statement is effective for fiscal years beginning after December 15, 1995. Previously issued consolidated financial statements will not be restated. The Company will adopt SFAS 121 in 1996 and the impact on the consolidated financial statements of adopting SFAS 121 is not expected to be material.

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The Company did not grant any of its shares of stock or other equity instruments to employees in 1995 and therefore has not adopted SFAS 123 as of December 31, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CENTRAL RESERVE LIFE CORPORATION

                                     INDEX

                                                                                   PAGE
                                                                                   ----
          Independent Auditors' Report....................................          15
          Consolidated Balance Sheets as of December 31, 1995 and 1994....          16
          Consolidated Statements of Income for the years ended
            December 31, 1995, 1994 and 1993..............................          17
          Consolidated Statements of Shareholders' Equity for the years
            ended December 31, 1995, 1994 and 1993........................          18
          Consolidated Statements of Cash Flows
            for the years ended December 31, 1995, 1994 and 1993..........          19
          Notes to Consolidated Financial Statements for the years
            ended December 31, 1995, 1994 and 1993........................          20
          Schedule I -- Summary of Investments -- Other than Investments
            in Related Parties............................................          35
          Schedule II -- Condensed Financial Information of
            Registrant -- Central Reserve Life Corporation (Parent
            Only).........................................................          36
          Schedule III -- Supplementary Insurance Information.............          39
          Schedule IV -- Reinsurance......................................          40

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Reserve Life Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                  KPMG Peat Marwick LLP

Columbus, Ohio
February 28, 1996

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
================================================================================

                                                                     1995             1994
                                                                 ------------     ------------
ASSETS
Investments (Note 2):
  Fixed maturities held to maturity, at amortized cost.......    $ 11,995,728     $ 13,468,956
  Fixed maturities available for sale, at fair value.........      69,831,327       67,409,309
                                                                 ------------     ------------
            Total fixed maturities...........................      81,827,055       80,878,265
  Policy loans...............................................         106,441          101,146
  Short-term investments, at cost which approximate market...       9,377,285        2,250,912
                                                                 ------------     ------------
            Total investments................................      91,310,781       83,230,323
Cash (Note 2)................................................       9,102,020        7,654,487
Accrued investment income....................................         973,380        1,315,937
Premiums receivable..........................................       1,853,105        1,656,225
Property and equipment, at cost, net of accumulated
  depreciation of $6,660,708 and $5,642,595, respectively
  (Note 1)...................................................      11,635,993       12,053,737
Deferred federal income taxes (Note 5).......................         512,350          935,282
Federal income taxes recoverable.............................         326,380          245,406
Other assets.................................................       1,615,030          852,761
                                                                 ------------     ------------
                                                                 $117,329,039     $107,944,158
                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits, losses and claims..................    $ 30,192,055     $ 27,496,885
  Other policy claims and benefits payable (Note 3)..........      35,125,467       35,219,992
  Other policyholders' funds.................................       5,222,968        5,751,966
  Other liabilities..........................................       4,888,502        6,258,829
                                                                 ------------     ------------
                                                                   75,428,992       74,727,672
Mortgage note payable (Note 6)...............................       8,599,067        8,685,754
                                                                 ------------     ------------
            Total liabilities................................      84,028,059       83,413,426
                                                                 ------------     ------------
Commitments and contingencies (Notes 5, 7, 8 and 9)
Shareholders' equity: (Notes 4 and 10)
  Non-Voting Preferred shares, no par value, authorized
     2,000,000 none issued...................................              --               --
  Common shares, no par value, stated value $.50, authorized
     10,000,000, issued and outstanding 4,037,500 in 1995 and
     4,037,300 in 1994 (322,770 are reserved for options)....       2,018,750        2,018,650
  Additional paid-in capital.................................       3,476,940        3,475,690
  Net unrealized holding gain (loss).........................         775,188       (5,427,055)
  Retained earnings..........................................      27,030,102       24,463,447
                                                                 ------------     ------------
            Total shareholders' equity.......................      33,300,980       24,530,732
                                                                 ------------     ------------
                                                                 $117,329,039     $107,944,158
                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                         1995             1994             1993
                                                     ------------     ------------     ------------
Revenues:
  Premiums.......................................    $233,168,529     $223,679,071     $208,730,840
  Net investment income (Note 2).................       6,454,038        6,515,927        5,367,184
  Net realized gains (losses) (Note 2)...........         149,527          (23,024)         707,741
  Other income...................................          37,000           29,237            5,662
                                                     ------------     ------------     ------------
                                                      239,809,094      230,201,211      214,811,427
                                                     ------------     ------------     ------------
Benefits, losses and expenses:
  Benefits, claims, losses and settlement
     expenses....................................     165,472,603      155,257,560      146,017,738
  Commissions....................................      33,411,203       33,573,278       32,120,808
  Salaries and benefits..........................      15,066,432       14,387,949       14,025,177
  Taxes, licenses and fees.......................       5,541,570        5,296,613        5,168,061
  Other operating expenses.......................      13,548,624       13,983,649       13,538,631
  Interest expense...............................         821,437          829,173          836,473
                                                     ------------     ------------     ------------
                                                      233,861,869      223,328,222      211,706,888
                                                     ------------     ------------     ------------
Income before Federal income taxes...............       5,947,225        6,872,989        3,104,539
Federal income tax expense (Note 5)..............       1,442,618        2,059,228          714,190
                                                     ------------     ------------     ------------
Net income (Note 4)..............................    $  4,504,607     $  4,813,761     $  2,390,349
                                                      ===========      ===========      ===========
Net income per share (Note 1)....................         $  1.07          $  1.14          $   .57
                                                          =======          =======          =======

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                                                   NET UN-
                                                                                  REALIZED
                                                                 ADDITIONAL         GAIN
                                                   COMMON          PAID-IN        (LOSS) ON       RETAINED
                                                   SHARES          CAPITAL       INVESTMENTS      EARNINGS
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1992...................    $ 2,004,101     $ 3,369,905     $        --     $20,640,995
  Cash dividends ($.40 per share)............             --              --              --      (1,609,043)
  Net income.................................             --              --              --       2,390,349
  Exercise of stock options (Note 10)........          8,090          52,499              --              --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1993...................      2,012,191       3,422,404              --      21,422,301
  Cash dividends ($.44 per share)............             --              --              --      (1,772,615)
  Net income.................................             --              --              --       4,813,761
  Exercise of stock options (Note 10)........          6,459          53,286              --              --
  Adjustment for change in accounting for
     fixed maturities at January 1, 1994, net
     of deferred tax of $601,224.............             --              --       1,167,080              --
  Change in net unrealized holding loss, net
     of deferred tax benefit of $601,224.....             --              --      (6,594,135)             --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1994...................      2,018,650       3,475,690      (5,427,055)     24,463,447
  Cash dividends ($.48 per share)............             --              --              --      (1,937,952)
  Net income.................................             --              --              --       4,504,607
  Exercise of stock options (Note 10)........            100           1,250              --              --
  Change in net unrealized holding gain, net
     of deferred tax liability of $399,340...             --              --       6,202,243              --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1995...................    $ 2,018,750     $ 3,476,940     $   775,188     $27,030,102
                                                  ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                        1995            1994            1993
                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................    $ 4,504,607     $ 4,813,761     $ 2,390,349
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization.............      1,111,718         974,410       1,168,324
       Net realized (gains) losses...............       (149,527)         23,024        (707,741)
       Deferred federal income taxes.............         23,592         524,411         (55,693)
       Changes in assets and liabilities:
          Premiums receivable....................       (196,880)        253,071         715,915
          Federal income taxes recoverable.......        (80,974)        100,044         769,883
          Accrued investment income..............        342,557        (306,827)       (478,481)
          Other assets...........................       (762,269)        (68,187)        646,701
          Future policy benefits, claims and
            funds payable........................       (558,269)      3,421,129       7,519,405
          Other liabilities......................     (1,370,327)        385,691         631,010
                                                     -----------     -----------     -----------
          Net cash provided by operating
            activities...........................      2,864,228      10,120,527      12,599,672
                                                     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to furniture and equipment.......       (738,537)       (461,773)       (361,576)
  Net proceeds (purchase) of investments --
     short-term..................................     (7,126,373)      4,249,097        (500,009)
  Purchase of investments -- fixed maturities
     held to maturity............................             --      (1,354,688)             --
  Purchase of investments -- fixed maturities
     available for sale..........................    (15,995,248)    (28,293,915)             --
  Purchase of investments........................             --              --     (40,866,696)
  Policy loans...................................         (5,295)         (9,168)         (2,648)
  Proceeds from sale, call or maturity of fixed
     maturities available for sale...............     20,368,903      12,746,906       5,693,954
  Proceeds from calls/maturity of fixed
     maturities held to maturity.................      1,473,228       3,451,020      16,918,316
                                                     -----------     -----------     -----------
          Net cash used in investing
            activities...........................     (2,023,322)     (9,672,521)    (19,118,659)
                                                     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in annuity contract liabilities...      2,629,916       2,929,025       8,993,293
  Principal payments on long-term debt...........        (86,687)        (78,861)        (71,741)
  Proceeds from exercise of stock options........          1,350          59,745          60,589
  Dividends......................................     (1,937,952)     (1,772,615)     (1,609,043)
                                                     -----------     -----------     -----------
          Net cash provided by financing
            activities...........................        606,627       1,137,294       7,373,098
                                                     -----------     -----------     -----------
          Net increase in cash...................      1,447,533       1,585,300         854,111
Cash at beginning of year........................      7,654,487       6,069,187       5,215,076
                                                     -----------     -----------     -----------
Cash at end of year..............................    $ 9,102,020     $ 7,654,487     $ 6,069,187
                                                      ==========      ==========      ==========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest.........    $   821,437     $   829,173     $   836,473
  Cash paid during the year for income taxes.....    $ 1,500,000     $ 1,434,773     $        --

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

NOTE 1 -- SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed by the Company that materially affect financial reporting are summarized below. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) which differ from statutory accounting practices prescribed or permitted by regulatory authorities (see Note 4).

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

          It appears that no major Federal health care reform will take place in 1996. However, incremental changes are more probable than major changes and it is more likely this will be on the state level than Federal. The Federal government has already enacted a series of health care mandates which has resulted in cost shifting from the Federal government to state government and the private sector. The Company cannot predict the ultimate timing or effect of such legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

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

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

     its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

     The estimates susceptible to significant change are those used in determining the liability for future policy benefits, losses and claims. Although some variability is inherent in these estimates, management believes the amounts provided are adequate.

  (c) INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held to maturity, trading or available for sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held to maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at market value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available for sale. Securities available for sale are carried at market value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. At December 31, 1995 the Company did not have any investments classified as trading securities.

  (d) DEFERRED POLICY ACQUISITION COSTS

     Certain costs, principally commissions, which vary with and are directly related to the production of ordinary life business, have been deferred. The deferred costs are being amortized through the use of factors over the benefit period of the related policies. These factors were developed using assumptions which are consistent with those used in setting rates. Due to the nature of the business and its persistency experience, the Company does not defer acquisition costs for Central's group business. Deferred policy acquisition costs at December 31, 1995 and 1994 were $209,760 and $149,926, respectively. The net amounts amortized to income were $59,834 in 1995, $60,116 in 1994 and $16,849 in 1993.

  (e) PROPERTY AND EQUIPMENT

     Included in the $11.6 million for property and equipment is approximately $10 million (net of depreciation) for the home office, of which $1.4 million is for land. Depreciation for the building is primarily over 31.5 years, except for certain components which will be over 15 years. The straight-line method is used.

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

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

experience and actuarial judgement with an allowance for possible unfavorable deviation from the expected experience. The Company amortizes deferred costs of all ordinary life policies for Central over the benefit period. The liability for future policy benefit reserves has been computed using the following assumptions:

     (1) The guaranteed interest rate on policies currently being issued is 4.5%.

     (2) Estimates of future mortality and withdrawals are based on experience and established industry tables.

  (g) LIFE AND ACCIDENT AND HEALTH CLAIM RESERVES

     The liabilities for unpaid accident and health and death claims are estimated principally based upon past experience for pending, incurred but not reported, and reopened claims. The liability includes a provision for the estimated cost of investigating and settling the claim liability. The liability is particularly sensitive to recent claims frequency and severity experience of Central. Management believes the liabilities for unpaid claims are adequate. A consulting actuary is retained by Central to assist in the estimation process and to certify to the statutory reserves.

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

  (i) EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of common shares outstanding. The number of shares was increased to reflect shares issuable on the exercise of options, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of these common stock equivalents. The number of shares used to calculate the earnings per share was 4,221,636 in 1995, 4,201,069 in 1994 and 4,182,384 in 1993.

  (j) FEDERAL INCOME TAXES

     The Company follows SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

NOTE 2 -- CASH AND INVESTMENTS

     The following is the breakdown of net investment income by category of investments for the years ending December 31:

                                          1995           1994           1993
                                       ----------     ----------     ----------
Fixed maturities...................    $5,570,307     $5,931,835     $4,920,894
Policy loans.......................         5,517          5,065          4,768
Short-term investments.............       683,170        553,140        440,147
Other..............................       195,044         25,887          1,375
                                       ----------     ----------     ----------
                                       $6,454,038     $6,515,927     $5,367,184
                                        =========      =========      =========

     Realized gains and losses are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1995           1994           1993
                                                   ---------     ----------     ----------
Realized gains:
  Fixed maturities...............................  $ 203,502     $  236,385     $  754,980
                                                   ---------     ----------     ----------
Realized losses:
  Fixed maturities...............................     52,462        127,601         47,239
  Equipment......................................      1,513        131,808             --
                                                   ---------     ----------     ----------
          Total losses...........................     53,975        259,409         47,239
                                                   ---------     ----------     ----------
Net realized gains (losses)......................  $ 149,527     $  (23,024)    $  707,741
                                                    ========      =========      =========

     The amortized cost and fair value of securities held to maturity and available for sale as of December 31, 1995 are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                           DECEMBER 31, 1995
                                          ----------------------------------------------------
                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                             COST          GAINS        LOSSES     FAIR VALUE
                                          -----------   -----------   ----------   -----------
     Held to maturity:
       U.S. Treasury securities.........  $ 7,583,168   $    84,155   $ (29,278 )  $ 7,638,045
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage....................    2,900,327        10,939      (3,156 )    2,908,110
          Federal National Mortgage.....    1,356,316        13,829          --      1,370,145
          Other.........................      155,917         6,449          --        162,366
                                          -----------   -----------   ----------   -----------
               Total held to maturity...  $11,995,728   $   115,372   $ (32,434 )  $12,078,666
                                           ==========    ==========   =========     ==========

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                           DECEMBER 31, 1995
                                          ----------------------------------------------------
                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                             COST          GAINS        LOSSES     FAIR VALUE
                                          -----------   -----------   ----------   -----------
     Available for sale:
       U.S. Treasury securities.........  $10,412,584   $   456,502   $      --    $10,869,086
       U.S. Agencies....................    2,498,844         7,241          --      2,506,085
       Obligations of states,
          municipalities and political
          subdivisions..................    1,671,612        38,996        (124)     1,710,484
       Corporate bonds..................   25,999,185       942,926    (386,955)    26,555,156
       Convertible bonds................      379,189         1,705     (38,369)       342,525
       Foreign bonds....................      502,781            --     (59,281)       443,500
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage....................   10,690,948       252,974     (10,054)    10,933,868
          Federal National Mortgage.....    6,878,203       153,776     (10,913)     7,021,066
          Other.........................    9,623,453       177,535    (351,431)     9,449,557
                                          -----------   -----------   ----------   -----------
               Total available for
                 sale...................  $68,656,799   $ 2,031,655   $(857,127)   $69,831,327
                                           ==========    ==========   =========     ==========

     The amortized cost and estimated fair value of securities held to maturity and available for sale as of December 31, 1994 are as follows. The fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                           DECEMBER 31, 1994
                                          ----------------------------------------------------
                                                        UNREALIZED   UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING      ESTIMATED
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
                                           ==========   =========     ==========    ==========

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                           DECEMBER 31, 1994
                                          ----------------------------------------------------
                                                        UNREALIZED   UNREALIZED
                                           AMORTIZED     HOLDING       HOLDING      ESTIMATED
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
                                           ==========   =========     ==========    ==========

     The proceeds, gross realized gains and gross realized losses from the sale (excluding calls, maturities and pay downs) of fixed maturities available for sale during each year were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1995            1994           1993
                                                   -----------     ----------     ----------
Proceeds.........................................  $13,537,157     $1,820,867     $5,693,954
Gross realized gains.............................      179,825        124,067        388,026
Gross realized losses............................       48,854         87,428         23,375
                                                    ==========      =========      =========

     The amortized cost and estimated fair value of fixed maturities at December 31, 1995, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                    DECEMBER 31, 1995
                                                               ---------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                               -----------     -----------
     Held to maturity:
       Due after one year through five years.................  $ 6,560,182     $ 6,626,015
       Due after five years through ten years................    1,022,986       1,012,030
                                                               -----------     -----------
                                                                 7,583,168       7,638,045
       Mortgage-backed securities (5.7 average years)........    4,412,560       4,440,621
                                                               -----------     -----------
               Total held to maturity........................  $11,995,728     $12,078,666
                                                                ==========      ==========

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                                    DECEMBER 31, 1995
                                                               ---------------------------
                                                                AMORTIZED         FAIR
                                                                  COST            VALUE
                                                               -----------     -----------
     Available for sale:
       Due in one year or less...............................  $ 2,971,347     $ 3,024,688
       Due after one year through five years.................   10,379,387      10,625,370
       Due after five years through ten years................   25,103,634      25,544,902
       Due after ten years...................................    3,009,827       3,231,876
                                                               -----------     -----------
                                                                41,464,195      42,426,836
       Mortgage-backed securities (5.1 average years)........   27,192,604      27,404,491
                                                               -----------     -----------
               Total available for sale......................  $68,656,799     $69,831,327
                                                                ==========      ==========

     At December 31, 1995 cash includes approximately $3.1 million held for self-funded accident and health accounts, which is restricted as to its use. A corresponding amount is included in liabilities in the accompanying consolidated financial statements.

     At December 31, 1995 Central had certificates of deposit and fixed maturities on deposit with various state insurance departments, carried at $3,392,004, for the protection of policyholders.

     At December 31, 1995, short term investments include a repurchase agreement with a carrying value of $400,000. The repurchase agreement is collateralized by
U. S. Treasury Notes and Bonds with a market value in excess of $400,000.

NOTE 3 -- LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for Other Policy Claims and Benefits Payable, including the claims adjustment expenses (CAE) as follows:

                                                         YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                  1995             1994             1993
                                              ------------     ------------     ------------
     Balance at beginning of year...........  $ 35,219,992     $ 32,003,500     $ 25,288,000
     Incurred claims and CAE for:
          Current year......................   161,454,853      153,942,398      142,012,399
          Prior years.......................       225,632       (2,407,635)        (212,850)
                                              ------------     ------------     ------------
               Total incurred...............   161,680,485      151,534,763      141,799,549
                                              ------------     ------------     ------------
     Paid claims and CAE, net of
       reinsurance, for:
          Current year......................   126,329,386      118,722,406      110,008,899
          Prior years.......................    35,445,624       29,595,865       25,075,150
                                              ------------     ------------     ------------
               Total paid...................   161,775,010      148,318,271      135,084,049
                                              ------------     ------------     ------------
     Balance at end of year.................  $ 35,125,467     $ 35,219,992     $ 32,003,500
                                               ===========      ===========      ===========

NOTE 4 -- DIVIDEND RESTRICTION AND STATUTORY FINANCIAL INFORMATION

     At December 31, 1995, $27,477,972 of consolidated shareholders' equity represents net assets of the Company's insurance subsidiary which is subject to certain regulatory restrictions on paying dividends and making loans or advances to the parent company. Generally, the net assets of the Company's insurance subsidiary available for transfer to the parent company are limited to the amounts by which the insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory requirements. In addition, payments of such amounts as dividends are subject to approval by

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

regulatory authorities when (i) any such dividend is proposed to be paid from other than earned surplus (as defined in the applicable statute) or (ii) the value of any such dividend, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding the dividend payment, or (b) the net income of such insurer for the 12-month period ended the December 31st next preceding the dividend payment.

     Shareholders' capital and surplus and net income as determined in accordance with statutory accounting practices for Central differ from GAAP. Following is a reconciliation showing those differences.

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1995            1994            1993
                                               -----------     -----------     -----------
Statutory capital and surplus of insurance
  subsidiary.................................  $27,477,972     $25,098,580     $21,548,063
Shareholders' equity of non-insurance
  subsidiaries...............................    2,399,919       2,257,634       2,247,673
Add (deduct):
  Net unrealized holding gain (loss).........      775,188      (5,427,055)             --
  Deferred policy acquisition costs..........      209,760         149,926          89,810
  Policyholder reserve adjustments...........     (333,383)       (429,487)       (503,102)
  Asset valuation and interest maintenance
     reserve.................................    1,220,336       1,129,787       1,062,554
  Non-admitted assets and other adjustments,
     net.....................................    1,038,838         816,065         952,205
  Deferred Federal income taxes..............      512,350         935,282       1,459,693
                                               -----------     -----------     -----------
          Shareholders' equity per
            accompanying consolidated
            financial statements.............  $33,300,980     $24,530,732     $26,856,896
                                                ==========      ==========      ==========

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1995            1994            1993
                                               -----------     -----------     -----------
Statutory net income of insurance
  subsidiary.................................  $ 4,569,765     $ 4,989,122     $ 2,685,908
Net income (loss) of non-insurance
  subsidiaries...............................     (220,452)        222,831        (260,601)
Adjustments to restate to the basis of
  generally accepted accounting principles:
     Increases (decreases):
       Policyholder reserves.................       96,104          73,615        (609,386)
       Deferred Federal income tax expense
          (benefit)..........................      (23,592)       (524,411)         55,693
       Deferred policy acquisition costs.....       59,834          60,116          72,961
       Net change in interest maintenance
          reserve............................       22,948          (7,512)        445,774
                                               -----------     -----------     -----------
          Net income per accompanying
            consolidated financial
            statements.......................  $ 4,504,607     $ 4,813,761     $ 2,390,349
                                                ==========      ==========      ==========

     Central's statutory accounting practices are all prescribed by the Ohio Department of Insurance.

     In December 1992, the National Association of Insurance Commissioners
(NAIC) adopted the Life Risk-Based Capital (RBC) formula. This model act requires every life and health insurer to calculate its total adjusted capital and RBC requirement, and provides for an insurance commissioner to intervene if the insurer experiences financial difficulty. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The RBC requirement is for statutory financial statements and was effective

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

December 31, 1993. The model act was adopted in Ohio, Central's state of domicile, in 1995. Based upon the December 31, 1995 statutory financial statements, Central exceeded all the required RBC levels.

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

     Federal income tax expense is composed of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                     1995            1994            1993
                                                  ----------      ----------      ----------
      Current..................................   $1,419,026      $1,534,817      $  769,883
      Deferred.................................       23,592         524,411         (55,693)
                                                  ----------      ----------      ----------
                                                  $1,442,618      $2,059,228      $  714,190
                                                   =========       =========       =========

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35%. Those effects are as follows:

                                                     1995            1994            1993
                                                  ----------      ----------      ----------
      Computed "expected" tax expense..........   $2,081,529      $2,405,546      $1,086,589
      Special life insurance deduction.........     (486,193)       (458,228)       (590,004)
      Tax exempt interest......................      (13,206)        (21,589)        (50,006)
      Change in the beginning-of-the-year
        balance of the valuation allowance for
        deferred tax assets allocated to income
        tax expense............................     (187,513)        397,127          12,000
      Tax rate differential....................      (59,472)        (68,730)        (31,046)
      Accrual adjustment.......................       46,026          25,636         237,812
      IRS audit adjustment.....................           --         215,303              --
      Alternative minimum tax..................           --        (300,060)         48,845
      Other....................................       61,447        (135,777)             --
                                                  ----------      ----------      ----------
                                                  $1,442,618      $2,059,228      $  714,190
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

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                                  1995            1994
                                                               ----------      ----------
      Deferred tax assets:
        Deferred acquisition costs..........................   $  666,210      $  899,219
        Net unrealized holding loss.........................           --       1,845,199
        Difference in reserves established for financial
           statement purposes and those for income tax
           purposes.........................................      722,530         884,145
        Other...............................................       87,035          22,100
                                                               ----------      ----------
             Gross deferred tax assets......................    1,475,775       3,650,663
             Less valuation allowance.......................     (314,614)     (2,347,326)
                                                               ----------      ----------
                Net deferred assets.........................    1,161,161       1,303,337
                                                               ----------      ----------
      Deferred tax liabilities:
        Net unrealized holding gain.........................      399,340              --
        Bond discount accretion.............................       74,636          76,223
        Difference in book and tax depreciation.............       47,034         150,940
        Other...............................................      127,801         140,892
                                                               ----------      ----------
             Gross deferred tax liabilities                       648,811         368,055
                                                               ----------      ----------
             Deferred tax asset.............................   $  512,350      $  935,282
                                                                =========       =========

     The Company establishes a valuation allowance based on its analysis (scheduling) of future deductible amounts. A valuation allowance is currently established to the extent future deductible amounts cannot offset future taxable amounts or recover Federal income taxes paid within the statutory carryback period. Fluctuation in the valuation allowance is attributed to changes in the effect of the small life insurance company deduction and to a 100% valuation allowance on the deferred tax benefits on the net unrealized holding loss at December 31, 1994 and no valuation allowance applicable to the deferred tax expense on the net unrealized holding gain at December 31, 1995.

NOTE 6 -- MORTGAGE NOTE PAYABLE

     The Company executed a note payable, in December 1990, for $9,000,000 bearing interest at 9 1/2% per annum for 10 years. The Company received $8,500,000 of the funds in December 1990 and the remaining $500,000 in December 1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30 year amortization schedule, of $75,677 for 10 years. After five years, the

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next five years, assuming no prepayments, are $95,291 in 1996, $104,748 in 1997, $115,145 in 1998, $126,572 in 1999 and $139,134 in 2000.

NOTE 7 -- LEASES

     Central has operating leases for certain computer processing equipment and laser printing, publishing equipment which expire at various dates through 2000.

     Charges for the leases were $1,069,723, $854,358 and $533,329 for 1995,
1994 and 1993, respectively. Future net minimum payments for the operating leases are as follows:

  YEARS ENDING DECEMBER 31,     COMPUTER    LASER       TOTAL
------------------------------  --------   --------   ----------
1996..........................  $415,301   $144,720   $  560,021
1997..........................   206,320    144,720      351,040
1998..........................    20,368    144,720      165,088
1999..........................     1,524    144,720      146,244
2000..........................        --     24,120       24,120
                                --------   --------   ----------
                                $643,513   $603,000   $1,246,513
                                =========  ========    =========

NOTE 8 -- EMPLOYMENT CONTRACT

     The Company's employment agreement with its Chief Executive Officer was entered into in 1982 and amended in 1983. The agreement expires December 31, 2001 and calls for annual increases of 11% per year through 1996. The 1995 compensation under the agreement was $871,166. The agreement has a change of control provision, which if exercised, upon such a change would require a lump sum payment for the unexpired term.

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

     The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and $25,000 on group life on ages through 70. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The overall effect of reinsurance is not material to the Company's financial condition. Reinsurance treaties in effect at December 31, 1995 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

     Central has a $1 million line of credit with a major bank, which was unused as of December 31, 1995 and 1994.

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

NOTE 10 -- STOCK OPTIONS AND STOCK ISSUED

     Outstanding stock options consist of options granted by the Company at prices equal to or above market price on the date of grant. On March 15, 1983, an Incentive Stock Option Plan was adopted. The plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation in the Plan. Also 300,000 options were granted to the CEO in 1984, expiring in 1997, of which 255,000 at $2.83 per share remain outstanding at December 31, 1995. No options are available for future grants. The following table summarizes data regarding all stock options:

                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Number of shares subject to options:
  Outstanding at beginning of year.............         325,970          355,670          299,150
     Granted...................................              --               --           76,700
     Expired/cancelled.........................          (3,000)         (16,782)          (4,000)
     Exercised.................................            (200)         (12,918)         (16,180)
                                                   ------------     ------------     ------------
  Outstanding at end of year...................         322,770          325,970          355,670
                                                    ===========      ===========      ===========
  Price range of options exercised.............    $       6.75     $ 2.83-$6.75     $ 2.83-$6.75

     The exercise price of options outstanding at December 31, 1995, were $2.83 and $6.75 per share and those options expire in 1997 and 1998.

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

NOTE 12 -- PENSION PLAN

     The Company adopted a noncontributory pension plan in 1978. The plan is a defined contribution money purchase pension plan with an outside company, covering substantially all full-time employees of age 20 1/2 or more who have completed six months or more of service. Participants in the plan begin vesting after two years of service and are fully vested after seven years. The contribution was approximately $1,137,000 for 1995, $1,013,000 for 1994 and $1,000,000 for 1993.

NOTE 13 -- OTHER BENEFIT PLANS

     In addition to the Company's defined contribution pension plan, the Company, beginning in 1995, sponsors a retiree health benefit program for certain officer-class employees who meet specified age and service criteria. The Company and, as applicable, eligible retirees, fund the payment of benefits under the program in amounts and at such times as claims are incurred. Benefits for under age 65 retirees are based on continuation of prevailing active employee health coverage, and for over age 65 retirees are based on reimbursement of expenses for Medicare Part B and a Medicare Supplement Insurance Policy. The Company and, as applicable, eligible retirees, fund the payment of benefits under the program in amounts and at such times as premium payments or reimbursement of premium payments are incurred.

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

     The program's net periodic postretirement benefit cost for the reported period is as follows:

                                                                1995
                                                              --------
                    Service Cost............................  $ 44,000
                    Interest Cost...........................    38,000
                    Amortization of Transition Obligation...    24,000
                                                              --------
                              Total.........................  $106,000
                                                              ========

The program's funded status as of the reported date is as follows:

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
                    Accumulated Postretirement Benefit
                    Obligation (APBO):
                      Retirees..............................           --
                      Fully Eligible Actives................   $ (156,000)
                      Other Actives.........................     (354,000)
                                                              ------------
                              Total APBO....................     (510,000)
                    Assets..................................           --
                    Unrecognized Prior Service Cost.........           --
                    Unrecognized Net Gain...................      (46,000)
                    Transition Obligation...................      450,000
                                                              ------------
                    Prepaid/(Accrued) Cost..................   $ (106,000)
                                                              ============

     The assumed annual health care cost trend rate used to measure the expected cost of benefits under the program is initially 10%, declining by approximately 1% per annum to an ultimate assumed trend rate of 5% in the year 2003.

     The assumed health care cost trend rates have a significant effect on determining the cost of benefits provided under the program. The effect of a 1% increase in the health care cost trend rates as noted above would be an increase of $18,000 or 22% in the service and interest cost components of net periodic benefit cost for the period reported, and an increase of $98,000 or 19% in the accumulated postretirement benefit obligation amount as of the date reported.

     The discount rate used to measure the program's obligations was 7%.

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

NOTE 14 -- FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Effective December 31, 1995, the Company redefined its reporting segments, merging the group life and group accident health segments together, as well as combining the life and annuity segments. These alignments fit the Company's current operating organization and produce three segments: group life and health; life insurance and annuities; and corporate and other.

     The following table presents the revenues and income (loss), on a GAAP basis, attributable to the Company's consolidated industry segments. The Company is not required to allocate investment assets or identifiable assets by industry segments.

                                              1995             1994             1993
                                          ------------     ------------     ------------
Revenues:
     Group Life and Health..............  $237,257,385     $228,313,768     $212,837,282
     Life Insurance and Annuities.......     2,170,138        1,729,842        1,168,542
     Corporate and Other................       381,571          157,601          805,603
                                          ------------     ------------     ------------
                                          $239,809,094     $230,201,211     $214,811,427
                                           ===========      ===========      ===========
Income (loss) before Federal income
  taxes:
     Group Life and Health..............  $  6,180,636     $  7,577,364     $  3,918,302
     Life Insurance and Annuities.......      (241,685)        (927,206)        (553,163)
     Corporate and Other................         8,274          222,831         (260,600)
                                          ------------     ------------     ------------
                                          $  5,947,225     $  6,872,989     $  3,104,539
                                           ===========      ===========      ===========

NOTE 15 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about existing on and off-balance sheet financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

     These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes is assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. SFAS 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures:

     INVESTMENT SECURITIES: Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services or, in the case of private placements, is estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments.

     CASH, SHORT-TERM INVESTMENTS, PREMIUMS RECEIVABLE AND POLICY LOANS: The carrying amount reported in the balance sheets for these instruments approximate their fair value.

                        DECEMBER 31, 1995, 1994 AND 1993
================================================================================

     ANNUITY POLICIES: The fair value for the annuity reserves is the amount payable on demand.

     OTHER POLICYHOLDERS' FUNDS: The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     MORTGAGE NOTE PAYABLE: The carrying amount reported in the consolidated balance sheets for the mortgage note payable approximates its fair value.

     Carrying amount and estimated fair value of financial instruments subject to SFAS 107 are as follows as of December 31:

                                                        1995                        1994
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
ASSETS
Investments:
  Fixed maturities held to maturity.........  $11,995,728   $12,078,666   $13,468,956   $12,319,685
  Fixed maturities available for sale.......   69,831,327    69,831,327    67,409,309    67,409,309
  Policy loans..............................      106,441       106,441       101,146       101,146
  Short-term investments....................    9,377,285     9,377,285     2,250,912     2,250,912
Cash........................................    9,102,020     9,102,020     7,654,487     7,654,487
Premiums receivable.........................    1,853,105     1,853,105     1,656,225     1,656,225
LIABILITIES
Annuity reserves............................  $21,511,411   $20,984,000   $18,883,495   $18,326,392
Other policyholders' funds..................    5,222,968     5,222,968     5,751,966     5,751,966
Mortgage note payable.......................    8,599,067     8,599,067     8,685,754     8,685,754

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1995 and 1994.

                                              1ST             2ND             3RD             4TH
                                          -----------     -----------     -----------     -----------
1995
Revenues................................  $58,675,479     $59,458,791     $60,176,963     $61,497,861
Benefits and expenses...................   57,099,579      57,569,824      58,092,593      61,099,873
Net income..............................    1,100,900       1,289,967       1,272,370         841,370
Earnings per share......................          .26             .31             .30             .20
                                           ==========      ==========      ==========      ==========

                                              1ST             2ND             3RD             4TH
                                          -----------     -----------     -----------     -----------
1994
Revenues................................  $58,426,647     $56,678,300     $58,015,367     $57,080,897
Benefits and expenses...................   57,022,839      54,849,263      55,911,317      55,544,803
Net income..............................    1,010,742       1,111,313       1,468,890       1,222,816
Earnings per share......................          .24             .26             .35             .29
                                           ==========      ==========      ==========      ==========

                                                                      SCHEDULE I

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1995
================================================================================

                  COLUMN A                        COLUMN B        COLUMN C        COLUMN D
----------------------------------------------------------------------------------------------
                                                                                  AMOUNT ON
                                                                                   BALANCE
             TYPE OF INVESTMENT                     COST            VALUE           SHEET
---------------------------------------------------------------------------------------------
FIXED MATURITIES -- HELD TO MATURITY
U.S. Treasury securities.....................    $ 7,583,168     $ 7,638,045     $ 7,583,168
Mortgage-backed securities...................      4,412,560       4,440,621       4,412,560
FIXED MATURITIES -- AVAILABLE FOR SALE
U.S. Treasury securities.....................     10,412,584      10,869,086      10,869,086
Obligations of states, municipalities and
  political subdivisions.....................      4,170,456       4,216,569       4,216,569
Corporate bonds..............................     25,999,185      26,555,156      26,555,156
Convertible bonds............................        379,189         342,525         342,525
Foreign bonds................................        502,781         443,500         443,500
Mortgage-backed securities...................     27,192,604      27,404,491      27,404,491
                                                 -----------     -----------     -----------
  Total fixed maturities.....................     80,652,527     $81,909,993      81,827,055
                                                 -----------     ===========     -----------
Policy loans.................................        106,441                         106,441
Short-term investments.......................      9,377,285                       9,377,285
                                                 -----------                     -----------
  Total investments..........................    $90,136,253                     $91,310,781
                                                  ==========                      ==========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                                 BALANCE SHEETS
================================================================================

                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                  1995            1994
                                                               -----------     -----------
ASSETS
Investments in subsidiaries*...............................    $31,430,682     $22,375,551
Property and equipment.....................................      9,943,485      10,385,537
Cash.......................................................        305,011         261,544
Other......................................................        238,108         217,684
                                                               -----------     -----------
                                                               $41,917,286     $33,240,316
                                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable.........................................    $    17,239     $    23,830
  Mortgage note payable....................................      8,599,067       8,685,754
                                                               -----------     -----------
       TOTAL LIABILITIES...................................      8,616,306       8,709,584
                                                               -----------     -----------
Shareholders' equity:
  Common stock.............................................      2,018,750       2,018,650
  Paid-in capital..........................................      3,476,940       3,475,690
  Net unrealized holding gain (loss).......................        775,188      (5,427,055)
  Retained earnings........................................     27,030,102      24,463,447
                                                               -----------     -----------
                                                                33,300,980      24,530,732
                                                               -----------     -----------
                                                               $41,917,286     $33,240,316
                                                                ==========      ==========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                              STATEMENTS OF INCOME
================================================================================

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1995           1994           1993
                                                 ----------     ----------     ----------
Revenues:
  Dividend from subsidiaries*................    $1,900,000     $1,500,000     $1,331,250
  Inter-company fees*........................     1,170,000      1,434,000      1,170,000
  Other investment income....................        25,000         28,718             --
                                                 ----------     ----------     ----------
                                                  3,095,000      2,962,718      2,501,250
                                                 ----------     ----------     ----------
Operating expenses...........................     1,443,282      1,290,738      1,433,853
Federal income tax expense...................            --          8,790             --
                                                 ----------     ----------     ----------
Income before equity in earnings of
  subsidiaries...............................     1,651,718      1,663,190      1,067,397
Equity in earnings of subsidiaries
  (net of dividends).........................     2,852,889      3,150,571      1,322,952
                                                 ----------     ----------     ----------
               Net income....................    $4,504,607     $4,813,761     $2,390,349
                                                  =========      =========      =========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
================================================================================

                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1995            1994            1993
                                                 -----------     -----------     -----------
Cash Flows From Operating Activities:
Net income before equity in subsidiaries*....    $ 1,651,718     $ 1,663,190     $ 1,067,397
  Change in accounts payable.................         (6,591)          1,538           3,184
  Depreciation...............................        444,053         438,141         432,228
  Change in other assets.....................        (20,424)         14,076          14,075
                                                 -----------     -----------     -----------
Net cash provided by operating activities....      2,068,756       2,116,945       1,516,884
                                                 -----------     -----------     -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment.........         (2,000)       (177,400)             --
                                                 -----------     -----------     -----------
Net cash used in investing activities........         (2,000)       (177,400)             --
                                                 -----------     -----------     -----------
Cash Flows From Financing Activities:
  Dividends Paid.............................     (1,937,952)     (1,772,615)     (1,609,043)
  Issuance of common stock...................          1,350          59,745          60,589
  Decrease in mortgage payable...............        (86,687)        (78,860)        (71,741)
                                                 -----------     -----------     -----------
Net cash used in financing activities........     (2,023,289)     (1,791,730)     (1,620,195)
                                                 -----------     -----------     -----------
Net increase (decrease) in cash..............         43,467         147,815        (103,311)
Cash at beginning of year....................        261,544         113,729         217,040
                                                 -----------     -----------     -----------
Cash at end of year..........................    $   305,011     $   261,544     $   113,729
                                                  ==========      ==========      ==========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

           COLUMN A                  COLUMN B         COLUMN C         COLUMN D         COLUMN E         COLUMN F         COLUMN G
------------------------------------------------------------------------------------------------------------------------------------
                                                       FUTURE           OTHER                                             BENEFITS
                                     DEFERRED          POLICY           POLICY                                             CLAIMS
                                      POLICY         BENEFITS,          CLAIMS                             NET            LOSSES &
                                   ACQUISITION         LOSSES         & BENEFITS        PREMIUM         INVESTMENT       SETTLEMENT
            SEGMENT                    COST          AND CLAIMS        PAYABLE          REVENUE           INCOME          EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Group life and health........      $     --       $ 6,632,320      $35,095,967      $232,637,514      $4,619,871      $158,960,388
  Life insurance and
    Annuities..................       209,760        23,228,579           29,500           531,015       1,639,123         6,512,215
  Corporate and other..........            --           331,156               --                --         195,044                --
                                   ----------       -----------      -----------      ------------     -----------      ------------
        Total..................      $209,760       $30,192,055      $35,125,467      $233,168,529      $6,454,038      $165,472,603
                                   ==========       ===========      ===========      ============     ===========      ============
Year ended December 31, 1994:
  Group life...................      $     --       $   116,112      $   236,500      $  4,828,115      $   13,576       $ 1,457,160
  Group accident and health....            --         6,511,021       34,837,000       217,731,794       4,925,857       151,715,281
  Annuities....................            --        18,883,495               --                --       1,143,151         1,101,771
  Other........................       149,926         1,986,257          146,492         1,119,162         433,343           983,348
                                   ----------       -----------      -----------      ------------     -----------      ------------
        Total..................      $149,926       $27,496,885      $35,219,992      $223,679,071      $6,515,927      $155,257,560
                                   ==========       ===========      ===========      ============     ===========      ============
Year ended December 31, 1993:
  Group life...................      $     --       $   310,886      $   217,000      $  4,988,762      $   78,172       $ 1,434,052
  Group accident and health....            --         5,937,733       31,750,000       202,850,443       4,322,475       143,272,984
  Annuities....................            --        15,954,470               --                --         676,606           624,688
  Other........................        89,810         1,941,915           36,500           891,635         289,931           686,014
                                   ----------       -----------      -----------      ------------     -----------      ------------
        Total..................      $ 89,810       $24,145,004      $32,003,500      $208,730,840      $5,367,184      $146,017,738
                                   ==========       ===========      ===========      ============     ===========      ============

           COLUMN A                COLUMN H         COLUMN I
--------------------------------------------------------------
                                  AMORTIZA-
                                   TION OF
                                   DEFERRED
                                 ACQUISITION       OPERATING
            SEGMENT                 COSTS           EXPENSES
-------------------------------------------------------------
Year ended December 31, 1995:
  Group life and health........    $     --       $67,333,980
  Life insurance and
    Annuities..................      59,834           542,956
  Corporate and other..........          --           452,496
                                 ----------       -----------
        Total..................    $ 59,834       $68,329,432
                                 ==========       ===========
Year ended December 31, 1994:
  Group life...................    $     --       $ 2,183,583
  Group accident and health....          --        64,449,683
  Annuities....................          --           798,322
  Other........................      60,116           578,958
                                 ----------       -----------
        Total..................    $ 60,116       $68,010,546
                                 ==========       ===========
Year ended December 31, 1993:
  Group life...................    $     --       $ 2,072,187
  Group accident and health....          --        61,556,278
  Annuities....................          --         1,291,282
  Other........................      16,849           752,554
                                 ----------       -----------
        Total..................    $ 16,849       $65,672,301
                                 ==========       ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

================================================================================================================
           COLUMN A                  COLUMN B         COLUMN C        COLUMN D        COLUMN E       COLUMN F
----------------------------------------------------------------------------------------------------------------
                                                                                                     PERCENTAGE
                                                      CEDED TO        ASSUMED                        OF AMOUNT
                                      GROSS             OTHER        FROM OTHER         NET           ASSUMED
                                      AMOUNT          COMPANIES      COMPANIES         AMOUNT         TO NET
----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
  Life insurance in force.....    $1,175,823,000     $50,751,000             --     $1,125,072,000           --
                                  ==============     ===========     ==========     ==============   ==========
  Premiums:
    Life insurance............    $    5,815,836     $    78,003             --     $    5,767,543           --
    Accident and health
      insurance...............       228,453,564       1,553,883             --        227,400,986           --
                                  --------------     -----------     ----------     --------------     --------
                                  $  234,269,400     $ 1,631,886             --     $  233,168,529           --
                                  ==============     ===========     ==========     ==============   ==========
Year ended December 31, 1994:
  Life insurance in force.....    $1,012,860,000     $41,424,000             --     $  971,436,000           --
                                  ==============     ===========     ==========     ==============   ==========
  Premiums:
    Life insurance............    $    5,283,232     $    65,498             --     $    5,217,734           --
    Accident and health
      insurance...............       220,147,427       1,686,090             --        218,461,337           --
                                  --------------     -----------     ----------     --------------     --------
                                  $  225,430,659     $ 1,751,588             --     $  223,679,071           --
                                  ==============     ===========     ==========     ==============   ==========
Year ended December 31, 1993:
  Life insurance in force.....    $1,016,513,000     $13,608,000             --     $1,002,905,000           --
                                  ==============     ===========     ==========     ==============   ==========
  Premiums:
    Life insurance............    $    5,391,994     $    72,239             --     $    5,319,755           --
    Accident and health
      insurance...............       204,338,846         882,491             --        203,411,085           --
                                  --------------     -----------     ----------     --------------     --------
                                  $  209,730,840     $   954,730             --     $  208,730,840           --
                                  ==============     ===========     ==========     ==============   ==========

                 See accompanying independent auditors' report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 16, 1996, as well as Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 16, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 16, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 16, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Central Reserve Life Corporation and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 1995 and 1994.

        Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993.

        Consolidated Statements of Shareholders' Equity -- Years ended December
           31, 1995, 1994 and 1993.

        Consolidated Statements of Cash Flows -- Years ended December 31, 1995,
           1994 and 1993.

        Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

        Central Reserve Life Corporation and Subsidiaries:

        I.   Summary of Investments -- Other than Investments in Related
           Parties.

        II.  Condensed Financial Information of Registrant.

        III. Supplementary Insurance Information.

        IV.  Reinsurance.

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

         *22   -- Subsidiaries

          27   -- Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

     (c) Financial statements are on pages 16 to 20.
---------------
 *Incorporated by reference from Registrant's Report on Form 10-K filed on March
  12, 1992, file number
  0-8483 and made a part hereof by such reference.
**Incorporated by reference from Registrant's Report on Form 10-K filed on March
  25, 1993, file number
  0-8483 and made a part hereof by such reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CENTRAL RESERVE LIFE CORPORATION
                                                         By:   /s/ FRED LICK, JR.
                                                             --------------------
                                                         Fred Lick, Jr., President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             DATE                                         SIGNATURE AND CAPACITY
             ----                                         ----------------------
       February 29, 1996                     By:   /s/ FRED LICK, JR.
                                                ----------------------------------------------
                                                   Fred Lick, Jr., Chairman of the Board of
                                                   Directors President, and Principal Executive Officer

       February 29, 1996                     By:   /s/ FRANK W. GRIMONE
                                                ----------------------------------------------
                                                  Frank W. Grimone, Executive Vice President,
                                                  Treasurer, and Principal Financial
                                                  and Accounting Officer

       February 28, 1996                     By:   /s/ ROBERT E. BRUCE
                                                ----------------------------------------------
                                                  Robert E. Bruce, Director

       February 28, 1996                     By:   /s/ WILLIAM E. GERSTENSLAGER
                                                ----------------------------------------------
                                                  William E. Gerstenslager, Director

       February 28, 1996                     By:   /s/ E. LAWRENCE HENDERSHOT
                                                ----------------------------------------------
                                                  E. Lawrence Hendershot, Director

       February 29, 1996                     By:   /s/ JOHN L. MCKEAN
                                                ----------------------------------------------
                                                  John L. McKean, Director

       February 29, 1996                     By:   /s/ JOHN F. NOVATNEY, JR.
                                                ----------------------------------------------
                                                  John F. Novatney, Jr., Director

       February 28, 1996                     By:   /s/ DAVID L. ROSSIO
                                                ----------------------------------------------
                                                   David L. Rossio, Director

       February 29, 1996                     By:   /s/ THOMAS D. SCHULTE
                                                ----------------------------------------------
                                                  Thomas D. Schulte, Director

       February 28, 1996                     By:   /s/ ROBERT K. SMITH
                                                ----------------------------------------------
                                                   Robert K. Smith, Director

                                 EXHIBIT INDEX

                                                                                SEQUENTIALLY
                                                                                  NUMBERED
    EXHIBIT                                                                         PAGES
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