Form 10-Q
period 1996-03-31
CENTRAL RESERVE LIFE CORP
filed 1996-05-13
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               34-1017531
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  17800 ROYALTON ROAD, STRONGSVILLE, OHIO   44136
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

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

Yes (X) No ( )

The number of shares outstanding of the registrant's Common stock at March 31, 1996 was 4,037,500.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS
- -------           --------------------
  A.              Consolidated Condensed Balance Sheets

  B.              Consolidated Condensed Statements of Income

  C.              Consolidated Condensed Statements of Cash Flows

  D.              Notes to Consolidated Condensed Financial Statements

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        MARCH 31       DECEMBER 31
                                                                         1996             1995
                                                                     -------------    ------------
                                                                      (Unaudited)
ASSETS
Investments:
          Fixed maturities held to maturity, at amortized cost       $  11,962,367    $ 11,995,728
          Fixed maturities available for sale, at fair value            67,915,885      69,831,327
                                                                     -------------    ------------
                          Total fixed maturities                        79,878,252      81,827,055
          Policy loans                                                     105,374         106,441
          Short-term investments, at cost which approximate market      11,054,243       9,377,285
                                                                     -------------    ------------
                          Total investments                             91,037,869      91,310,781
Cash                                                                     5,727,334       9,102,020
Accrued investment income                                                1,115,712         973,380
Premiums receivable                                                      2,186,824       1,853,105
Property and equipment, at cost                                         11,445,529      11,635,993
Deferred federal income taxes                                              911,690         512,350
Federal income taxes recoverable                                         1,166,380         326,380
Other assets                                                             1,003,246       1,615,030
                                                                     -------------    ------------
                                                                     $ 114,594,584    $117,329,039
                                                                     =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
          Future policy benefits, losses and claims                  $  31,449,025    $ 30,192,055
          Other policy claims and benefits payable                      36,068,111      35,125,467
          Other policyholders' funds                                     6,423,882       5,222,968
          Other liabilities                                              3,968,564       4,888,502
                                                                      ------------    ------------
                                                                        77,909,582      75,428,992

Mortgage note payable                                                    8,576,083       8,599,067
                                                                     -------------    ------------
                          Total liabilities                             86,485,665      84,028,059
                                                                     -------------    ------------

Commitments and contingencies
Shareholders' equity:
          Non-Voting Preferred shares, no par value                           --              --
          Common shares, no par value, stated value $.50                 2,018,750       2,018,750
          Additional paid-in capital                                     3,476,940       3,476,940
          Net unrealized holding gain (loss)                              (493,241)        775,188
          Retained earnings                                             23,106,470      27,030,102
                                                                      ------------    ------------
                          Total shareholders' equity                    28,108,919      33,300,980
                                                                     -------------    ------------
                                                                     $ 114,594,584    $117,329,039
                                                                     =============    ============


                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                            MARCH 31
                                                       1996           1995

                                                   ------------    -----------
REVENUES

Premiums                                           $ 61,397,347    $57,037,911
Net investment income                                 1,689,206      1,627,628
Net realized investment gains                               257          9,522
Other income                                               --              418
                                                   ------------    -----------
                                                     63,086,810     58,675,479
                                                   ------------    -----------
BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses     50,125,564     40,573,563
Commissions                                           8,474,159      8,263,095
Other operating expenses                              8,725,844      8,262,921
                                                   ------------    -----------
                                                     67,325,567     57,099,579
                                                   ------------    -----------

Income (loss) before federal income taxes            (4,238,757)     1,575,900
Federal income tax expense (benefit)                   (840,000)       475,000
                                                   ============    ===========
Net income (loss)                                  $ (3,398,757)   $ 1,100,900
                                                   ============    ===========

Weighted average shares outstanding                   4,235,151      4,212,993

                                                   ============    ===========
Net income (loss) per share                        $      (0.80)   $      0.26
                                                   ============    ===========


                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                     1996           1995
                                                  -----------    -----------
INSURANCE COMPANY ACTIVITIES

Cash provided by (used by) operating activities   $(3,314,841)   $ 3,408,051

Purchases of investments                           (3,298,155)    (8,775,895)
Sales or maturities of investments                  3,649,923      3,813,626
Purchase of property and equipment                    (79,450)      (251,148)
Dividends paid                                       (500,000)      (475,000)

                                                  -----------    -----------
Decrease in cash from insurance activities         (3,542,523)    (2,280,366)
                                                  -----------    -----------

NON-INSURANCE ACTIVITIES

Dividends from subsidiaries                           500,000        475,000
Dividends paid to shareholders                       (524,875)      (484,476)
Other, net                                            192,712        209,526
                                                  -----------    -----------

Increase from non-insurance activities                167,837        200,050
                                                  -----------    -----------

Cash at beginning of period                         9,102,020      7,654,487
                                                  ===========    ===========
Cash at end of period                             $ 5,727,334    $ 5,574,171
                                                  ===========    ===========




                                      -5-

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

     D.  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ----------------------------------------------------

1. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as certain information and footnote disclosures required to be included with financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted.

2. The consolidated condensed balance sheets at March 31, 1996 and the consolidated condensed statements of income and cash flows for the three months ended March 31, 1996 and 1995 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months then ended and cash flows for the three months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central Reserve Life Insurance Company (Central), qualified as a life company, for tax purposes. The Company is vigorously protesting the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

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

4. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the full year.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased approximately 2% for the period ended March 31, 1996. Central primarily invests in bonds which amounts to about 70% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 99% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of about $18 million which have a ready market) amounted to about 18% of total assets. In accordance with SFAS 115 the Company recorded unrealized losses of $493,241 at March 31, 1996, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to unrealized gains of $1,174,528 at December 31, 1995. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

     Reserves and accruals for future claim payments increased approximately 3% from $65,317,522 at December 31, 1995 to $67,517,136 at March 31, 1996.
Shareholders' equity decreased to $28,108,919 at March 31, 1996 or $5,192,061 after dividend payments and a $1,268,429 net decrease due to the SFAS 115 adjustment.

     RESULTS OF OPERATIONS: During the three months ending March 31, 1996, premiums increased to $61,397,347 compared to $57,037,911 for the same period last year. This represents an 8% increase in 1996 over 1995 as compared to a 1% increase in 1995 over 1994. The increase, is again, in the group health division, which accounts for approximately 99% of the premiums. Net certificates in force for the three months ending March 31, 1996 increased 3,578 to 117,298 or 3%, compared to 3,272 or 3% for the same period in 1995. Lapses were 8,442 in 1996 down about 10% from 9,347 in 1995. New certificates issued during the first quarter of 1996 were 12,020 compared to 12,619 for the same quarter in 1995.

     Net investment income increased about 4% to $1,689,206 for the quarter ending March 31, 1996 compared to $1,627,628 in 1995, which was a 3% increase.

     Policy benefits, claims, losses and settlement expenses increased 24% to $50,125,564 for the first quarter in 1996 compared to $40,573,563 or an increase of 1.5% in 1995. The incurred loss ratio for the quarter was 81.6% in 1996 compared to 71.1% in 1995. The increase was primarily due to an unusually large (22%) increase in number of claims processed, resulting from numerous auto accident related claims and greater utilization. Many of these claims were attributable to the harsh winter. Also several large claims relating to premature births were incurred during the first quarter of 1996. The increase also includes a charge of approximately $2 million for reserve strengthening in 1996 compared to a slight decrease in reserves for the same period in 1995. The Company has implemented various premium rate adjustments effective April 1, 1996 and continues to monitor the rates and claims to determine if any other adjustments are required.

     Commissions were 13.8% of premiums for the quarter ending March 31, 1996, as compared to 14.5% in the same quarter in 1995. The decrease is due to the normal commission decrease as first year business goes into the renewal years, plus a lower commission rate for a new product introduced in 1995, which was a strong seller for the Company.

     Other operating expenses increased 6% to $8,725,844 for the first quarter of 1996 as compared to $8,262,921 or a 4% decrease in 1995. The main areas for the increase were payroll, postage and printing expenses. In total the operating expenses were 14.2% of premiums in 1996, down slightly from 14.5% in 1995.

     The Company incurred a net loss of $3,398,757 ($.80 per share) for the first quarter ending March 31, 1996. This compares to a net income of $1,100,900 ($.26 per share) for the same quarter in 1995. As indicated, the primary reason for the loss was the large increase in claims.

     The book value per share at March 31, 1996 was $6.96 ($7.08 before unrealized losses) compared to $8.25 ($8.06 before unrealized gains) at December 31, 1995.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:           May 13, 1996               By:    Frank W. Grimone
     -------------------------------          ------------------------------
                                               Frank W. Grimone
                                               Executive Vice President


Date:           May 13, 1996               By:    Frank W. Grimone
     -------------------------------          ------------------------------
                                               Frank W. Grimone
                                               Principal Financial Officer and
                                               Chief Accounting Officer