Form 10-Q
period 1996-06-30
CENTRAL RESERVE LIFE CORP
filed 1996-08-12
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                       34-1017531
 -------------------------------                      -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                17800 ROYALTON ROAD, STRONGSVILLE, OHIO   44136
         ------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code:  (216) 572-2400
                                                           --------------

                           --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)         No ( )

The number of shares outstanding of the registrant's Common stock at June 30, 1996 was 4,047,500.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS
- -------           --------------------
  A.              Consolidated Condensed Balance Sheets

  B.              Consolidated Condensed Statements of Income

  C.              Consolidated Condensed Statements of Cash Flows

  D.              Notes to Consolidated Condensed Financial Statements

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     JUNE 30        DECEMBER 31
                                                                       1996            1995
                                                                   -------------    ------------
                                                                    (UNAUDITED)
ASSETS

Investments:
        Fixed maturities held to maturity, at amortized cost       $  11,924,311    $ 11,995,728
        Fixed maturities available for sale, at fair value            72,184,222      69,831,327
                                                                   -------------    ------------
                     Total fixed maturities                           84,108,533      81,827,055
        Policy loans                                                     109,739         106,441
        Short-term investments, at cost which approximate market       3,138,529       9,377,285
                                                                   -------------    ------------
                     Total investments                                87,356,801      91,310,781
Cash                                                                   5,819,411       9,102,020
Accrued investment income                                              1,042,972         973,380
Premiums receivable                                                    2,974,887       1,853,105
Property and equipment, at cost                                       11,455,965      11,635,993
Deferred federal income taxes                                            911,690         512,350
Federal income taxes recoverable                                       1,872,859         326,380
Other assets                                                           1,245,494       1,615,030
                                                                   -------------    ------------
                                                                   $ 112,680,079    $117,329,039
                                                                   =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
        Future policy benefits, losses and claims                  $  32,362,670    $ 30,192,055
        Other policy claims and benefits payable                      37,528,022      35,125,467
        Other policyholders' funds                                     5,845,667       5,222,968
        Other liabilities                                              4,284,145       4,888,502
                                                                   -------------    ------------
                                                                      80,020,504      75,428,992

Mortgage note payable                                                  8,552,548       8,599,067
                                                                   -------------    ------------
                     Total liabilities                                88,573,052      84,028,059
                                                                   -------------    ------------

Commitments and contingencies
Shareholders' equity:
        Non-Voting Preferred shares, no par value                             --              --
        Common shares, no par value, stated value $.50                 2,023,750       2,018,750
        Additional paid-in capital                                     3,500,270       3,476,940
        Net unrealized holding gain (loss)                            (1,327,460)        775,188
        Retained earnings                                             19,910,467      27,030,102
                                                                   -------------    ------------
                     Total shareholders' equity                       24,107,027      33,300,980
                                                                   -------------    ------------
                                                                   $ 112,680,079    $117,329,039
                                                                   =============    ============

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30         JUNE 30         JUNE 30         JUNE 30
                                                       1996            1995            1996            1995
                                                   ------------    ------------   -------------    ------------
REVENUES

Premiums                                           $ 65,110,506    $ 57,894,454   $ 126,507,853    $114,932,365
Net investment income                                 1,589,963       1,486,586       3,279,169       3,114,214
Net realized investment gains                             7,149          65,749           7,406          75,271
Other income                                                 --          12,002              --          12,420
                                                   ------------    ------------   -------------    ------------
                                                     66,707,618      59,458,791     129,794,428     118,134,270
                                                   ------------    ------------   -------------    ------------

BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses     51,556,074      39,746,933     101,681,638      80,320,496
Commissions                                           8,849,137       8,411,073      17,323,296      16,674,168
Other operating expenses                              9,678,714       9,411,818      18,404,558      17,674,739
                                                   ------------    ------------   -------------    ------------
                                                     70,083,925      57,569,824     137,409,492     114,669,403
                                                   ------------    ------------   -------------    ------------


Income (loss) before federal income taxes            (3,376,307)      1,888,967      (7,615,064)      3,464,867
Federal income tax expense (benefit)                   (706,479)        599,000      (1,546,479)      1,074,000
                                                   ------------    ------------   -------------    ------------
Net income (loss)                                  $ (2,669,828)   $  1,289,967   $  (6,068,585)   $  2,390,867
                                                   ============    ============   =============    ============



Weighted average shares outstanding                   4,220,069       4,206,301       4,224,552       4,209,725


                                                   ------------    ------------   -------------    ------------
Net income (loss) per share                        $       (.63)   $        .31   $       (1.43)   $        .57
                                                   ============    ============   =============    ============

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                      1996            1995
                                                  ------------    ------------
INSURANCE COMPANY ACTIVITIES

Cash provided by (used by) operating activities   $ (3,406,359)   $  4,039,055


Purchases of investments                            (9,890,254)    (18,276,798)
Sales or maturities of investments                  11,476,943      13,082,070
Purchase of property and equipment                    (167,055)       (347,309)
Dividends paid                                      (1,000,000)       (950,000)


                                                  ------------    ------------
Decrease in cash from insurance activities          (2,986,725)     (2,452,982)
                                                  ------------    ------------


NON-INSURANCE ACTIVITIES


Dividends from subsidiaries                          1,000,000         950,000
Dividends paid to shareholders                      (1,051,050)       (968,964)
Other, net                                            (244,834)         63,451
                                                  ------------    ------------


Increase from non-insurance activities                (295,884)         44,577
                                                  ------------    ------------


Cash at beginning of period                          9,102,020       7,654,487
                                                  ------------    ------------
Cash at end of period                             $  5,819,411    $  5,246,082
                                                  ============    ============

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

2. The consolidated condensed balance sheets at June 30, 1996 and the consolidated condensed statements of income and cash flows for the six months ended June 30, 1996 and 1995 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six months then ended and cash flows for the six months then ended.

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

4. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the full year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased approximately 4% for the period ended June 30, 1996. The decrease was mainly due to an increase in claim payments during the period. Central primarily invests in bonds which amounts to about 75% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 99% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of over $19 million which have a ready market) amounted to about 12% of total assets. In accordance with SFAS 115 the Company recorded unrealized losses of $1,327,460 at June 30, 1996, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to unrealized gains of $1,174,528 at December 31, 1995. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

     Reserves and accruals for future claim payments increased approximately 7% from $65,317,522 at December 31, 1995 to $69,890,692 at June 30, 1996.
Shareholders' equity decreased to $24,107,027 at June 30, 1996 or $9,193,953 after dividend payments and a $2,102,648 net decrease due to the SFAS 115 adjustment.

     RESULTS OF OPERATIONS: During the quarter ending June 30, 1996, premiums increased 12% to $65,110,506 compared to $57,894,454 or 5% for the same quarter in 1995. For the six month period ending June 30, 1996, premiums increased 10% to $126,507,853 compared to $114,932,365 or 3% for the same six month period in 1995. The increase, is again, in the group division, which accounts for approximately 99% of the premiums. Certificates in force, as of June 30, 1996, were 121,244. This represents a net increase of 7,524 or 7% compared to a net increase of 6,741 or 7% for the same six month period in 1995. New certificates issued during the six month period ending June 30, 1996, were 23,565 compared to 24,100 for the same period in 1995. Lapses were down to 16,041 for the six month period ending June 30, 1996 compared to 17,359 in 1995.

     Net investment income increased 7% for the quarter ending June 30, 1996 compared to a 9% decrease for the same quarter in 1995. For the six month period ending June 30, 1996 net investment income increased to $3,279,169 or 5% compared to $3,114,214 in 1995, which was a 3% decrease for the same period.

     The main reason for the decreases in 1995 was due to a shift to short-term investments and lower interest rates. In 1996 interest rates increased slightly.

     Policy benefits, claims, losses and settlement expenses increased to $51,556,074 or 30% for the quarter ending June 30, 1996, compared to $39,746,933 or a 4% increase for the same period in 1995. The loss ratio for quarter ending June 30, 1996 was 79.2% compared to 68.7% for the same quarter in 1995. Although the ratio is higher in 1996 it did decrease 3% from the first quarter of 1996, which was 81.6%. For the six month period ending June 30, 1996, benefits, claims, losses and settlement expenses increased to $101,681,638 or 27% compared to $80,320,496 or 3% for the same six month period in 1995. The loss ratio for the six month period in 1996 was 80.4% compared to 69.9% for the same six month period in 1995. The increase in reserves for the six months ending June 30, 1996 was approximately $4.6 million. The increase in claims during the quarter and six month period was primarily due to the medical trend being much higher than planned, higher than expected utilization of services and certain state mandates requiring guaranteed issue and mandated benefits. These items have had an effect on the whole industry and not just the Company. Also several large claims carried over into the second quarter. The Company has implemented various monthly premium rate adjustments, which became effective April 1, 1996. Due to the nature of the Company's business the adjustments effect only about 8% of the business each month but produces a cumulative effect throughout the year. The Company also strengthened its underwriting procedures and is updating certain policy benefits pertaining to utilization. The Company will continue to monitor rates and claims to determine if any other adjustments are required.

     Commissions were 13.6% of premiums for the quarter ending June 30, 1996 compared to 14.5% for the same quarter in 1995. For the six month period ending June 30, 1996 commissions were 13.7% of premiums compared to 14.5% for the same six month period in 1995. The decrease is due to the normal commission decrease as first year business continues into the renewal years plus a lower commission rate for a new product introduced in 1995, which continues to be a strong seller in 1996.

     Other operating expenses increased 3% to $9,678,714 for the quarter ending June 30, 1996 compared to $9,411,818 for the same quarter in 1995. The increase in the second quarter of 1996 was primarily due to printing and advertising costs related to new policies, training tapes and brochures. For the six month period ending June 30, 1996 other operating expenses increased 4% to $18,404,558 compared to $17,674,739 or 6% for the same period in 1995. For 1996 the ratio to premiums was 14.5% compared to 15.4% in 1995.

     The Company incurred losses of $2,669,828 ($.63 per share) for the quarter and $6,068,585 ($1.43 per share) for the six months ending June 30, 1996. This compares to profits of $1,289,967 ($.31 per share) for the quarter and $2,390,867 ($.57 per share) for the six months ending June 30, 1995. As indicated, the primary reason for the losses in 1996 was the large increase in claims.

     The book value per share at June 30, 1996 was $5.96 ($6.28 before unrealized losses) compared to $8.25 ($8.06 before unrealized gains) at December 31, 1995.

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

     Inflation has had an impact on claim costs and overall operating costs and although the medical inflation rate has been flat in the last few years, medical inflation, overall, continues to increase and hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, more than interest rates did. The Company will continue to increase premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs.

                           PART II - OTHER INFORMATION
                           ---------------------------


     All items of Part II other than Item 4 and Item 6 are either inapplicable to Registrant or would not require a response.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------


         a) Central Reserve Life Corporation's 1995 Annual Meeting of Shareholders was held on May 16, 1996.

         b) Proxies were solicited by Central Reserve Life Corporation's management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders.

     The total number of shares of the Company's Common Stock, no par value, outstanding as of April 3, 1996, the record date for the Annual Meeting, was 4,037,500.




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


                        CENTRAL RESERVE LIFE CORPORATION


Date:        August 12, 1996                 By:    Frank W. Grimone
     -------------------------------            ---------------------------
                                                 Frank W. Grimone
                                                 Executive Vice President


Date:        August 12, 1996                 By:    Frank W. Grimone
     -------------------------------            ---------------------------
                                                 Frank W. Grimone
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer