Form 10-Q
period 1996-09-30
CENTRAL RESERVE LIFE CORP
filed 1996-11-12
CIK 215403

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                          Commission file number 0-8483

                        CENTRAL RESERVE LIFE CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                           OHIO                         34-1017531
            -------------------------------        -------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)

               17800 Royalton Road, Strongsville, Ohio   44136
               -----------------------------------------------
            (Address of principal executive offices)   (Zip Code)

     Registrant's telephone number, including area code:  (216) 572-2400
                                                         ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

The number of shares outstanding of the registrant's Common stock at September 30, 1996 was 4,047,530.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
-------           --------------------

  A.              Consolidated Condensed Balance Sheets

  B.              Consolidated Condensed Statements of Income

  C.              Consolidated Condensed Statements of Cash Flows

  D.              Notes to Consolidated Condensed Financial Statements

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       September 30       December 31
                                                                            1996              1995
                                                                       ------------      -------------
                                                                       (Unaudited)
ASSETS

Investments:
         Fixed maturities held to maturity, at amortized cost          $  11,892,373       $ 11,995,728
         Fixed maturities available for sale, at fair value               70,815,142         69,831,327
                                                                       -------------       ------------
                       Total fixed maturities                             82,707,515         81,827,055
         Policy loans                                                        107,356            106,441
         Short-term investments, at cost which approximate market          7,321,276          9,377,285
                                                                       -------------       ------------
                       Total investments                                  90,136,147         91,310,781
Cash                                                                       4,291,243          9,102,020
Accrued investment income                                                  1,213,818            973,380
Premiums receivable                                                        3,152,135          1,853,105
Property and equipment, at cost                                           11,301,099         11,635,993
Deferred federal income taxes                                                911,690            512,350
Federal income taxes recoverable                                           2,395,232            326,380
Other assets                                                               1,942,772          1,615,030
                                                                       -------------       ------------
                                                                       $ 115,344,136       $117,329,039
                                                                       =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
         Future policy benefits, losses and claims                     $  33,006,936       $ 30,192,055
         Other policy claims and benefits payable                         39,628,667         35,125,467
         Other policyholders' funds                                        6,984,038          5,222,968
         Other liabilities                                                 5,003,822          4,888,502
                                                                       -------------       ------------
                                                                          84,623,463         75,428,992

Mortgage note payable                                                      8,528,451          8,599,067
                                                                       -------------       ------------
                       Total liabilities                                  93,151,914         84,028,059
                                                                       -------------       ------------

Commitments and contingencies
Shareholders' equity:
         Non-Voting Preferred shares, no par value                              --                 --
         Common shares, no par value, stated value $.50                    2,023,765          2,018,750
         Additional paid-in capital                                        3,500,458          3,476,940
         Net unrealized holding gain (loss)                               (1,050,950)           775,188
         Retained earnings                                                17,718,949         27,030,102
                                                                       -------------       ------------
                       Total shareholders' equity                         22,192,222         33,300,980
                                                                       -------------       ------------
                                                                       $ 115,344,136       $117,329,039
                                                                       =============       ============



                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                         NINE MONTHS ENDED

                                                     September 30         September 30      September 30      September 30
                                                         1996                 1995              1996              1995
                                                   ---------------       -------------     ---------------    ------------
REVENUES

Premiums                                              $ 66,048,280       $ 58,400,268      $ 192,556,133       $173,332,633
Net investment income                                    1,768,634          1,708,679          5,047,803          4,822,893
Net realized investment gains (losses)                         (71)            68,016              7,335            143,287
Other income                                                  --                 --                 --               12,420
                                                     -------------       ------------       ------------       ------------
                                                        67,816,843         60,176,963        197,611,271        178,311,233
                                                     -------------       ------------       ------------       ------------

BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses        51,667,307         41,101,257        153,348,945        121,421,753
Commissions                                              9,167,096          8,353,716         26,490,392         25,027,884
Other operating expenses                                 9,170,152          8,637,620         27,574,710         26,312,359
                                                     -------------       ------------       ------------       ------------
                                                        70,004,555         58,092,593        207,414,047        172,761,996
                                                     -------------       ------------       ------------       ------------


Income (loss) before federal income taxes               (2,187,712)         2,084,370         (9,802,776)         5,549,237
Federal income tax expense  (benefit)                     (522,373)           812,000         (2,068,852)         1,886,000
                                                     -------------       ------------       ------------       ------------
Net Income (loss)                                     $ (1,665,339)      $  1,272,370      $  (7,733,924)      $  3,663,237
                                                     =============       ============      =============       ============



Weighted average shares outstanding                      4,214,629          4,229,074          4,221,694          4,216,765


                                                     -------------       ------------       ------------       ------------
Net income (loss) per share                          $        (.40)      $        .30       $      (1.83)      $        .87
                                                     =============       ============       ============       ============



                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     September 30
                                                               1996               1995
                                                           ------------       ------------
INSURANCE COMPANY ACTIVITIES

Cash provided by (used by) operating activities            $ (8,178,950)      $  5,958,973


Purchases of investments                                     (9,890,254)       (19,285,282)
Sales or maturities of investments                           15,230,640         14,616,827
Purchase of property and equipment                             (167,055)          (418,410)
Dividends paid                                               (1,500,000)        (1,425,000)



                                                           ------------       ------------
Decrease in cash from insurance activities                   (4,505,619)          (552,892)
                                                           ------------       ------------


NON-INSURANCE ACTIVITIES

Dividends from subsidiaries                                   1,500,000          1,425,000
Dividends paid to shareholders                               (1,577,229)        (1,453,452)
Other, net                                                     (227,929)            21,935
                                                           ------------       ------------


Decrease from non-insurance activities                         (305,158)            (6,517)
                                                           ------------       ------------


Cash at beginning of period                                   9,102,020          7,654,487
                                                           ------------       ------------
Cash at end of period                                      $  4,291,243       $  7,095,078
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

2. The consolidated condensed balance sheets at September 30, 1996 and the consolidated condensed statements of income and cash flows for the nine months ended September 30, 1996 and 1995 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine months then ended and cash flows for the nine months then ended.

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

4. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the full year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased approximately 2% for the period ended September 30, 1996. The decrease was mainly due to an increase in claim payments during the period. Central primarily invests in bonds which amounts to about 72% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 99% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of over $18 million which have a ready market) amounted to about 14% of total assets. In accordance with SFAS 115 the Company recorded net unrealized losses of $1,050,950 at September 30, 1996, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to net unrealized gains of $1,174,528 at December 31, 1995. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

     Reserves and accruals for future claim payments increased approximately 11% from $65,317,522 at December 31, 1995 to $72,635,603 at September 30, 1996.
Shareholders' equity decreased to $22,192,222 at September 30, 1996 or $11,108,758 including dividend payments and a $1,826,138 net decrease due to the SFAS 115 adjustment.

     RESULTS OF OPERATIONS: During the quarter ending September 30, 1996, premiums increased 13% to $66,048,280 compared to $58,400,268 or 4% for the same quarter in 1995. For the nine month period ending September 30, 1996, premiums increased 11% to $192,556,133 compared to $173,332,633 or 3% for the same nine month period in 1995. The increase, is again, in the group division, which accounts for approximately 99% of the premiums. Certificates in force, as of September 30, 1996, were 119,452. This represents a net increase of 5,732 or 5% compared to a net increase of 7,768 or 9% for the same nine month period in 1995. New certificates issued during the nine month period ending September 30, 1996, were 30,567 compared to 34,175 for the same period in 1995. Lapses were down to 24,835 for the nine month period ending September 30, 1996 compared to 26,407 in 1995.

     Net investment income increased 3% for the quarter ending September 30, 1996 compared to a 9% increase for the same quarter in 1995. For the nine month period ending September 30, 1996 net investment income increased to $5,047,803 or 5% compared to $4,822,893 in 1995, which was a 1% increase for the same period.

     The main reason for the lower increase in 1995 was due to a shift to short-term investments and lower interest rates. In 1996 interest rates increased slightly.

     Policy benefits, claims, losses and settlement expenses increased to $51,667,307 or 26% for the quarter ending September 30, 1996, compared to $41,101,257 or a 5% increase for the same period in 1995. The loss ratio for the quarter ending September 30, 1996 was 78.2% compared to 70.4% for the same quarter in 1995. Although the ratio is higher in 1996 it did decrease 4% from the first quarter of 1996, which was 81.6%, and 1% from the second quarter, which was 79.2%. For the nine month period ending September 30, 1996, benefits, claims, losses and settlement expenses increased to $153,348,945 or 26% compared to $121,421,753 or 3% for the same nine month period in 1995. The loss ratio for the nine month period in 1996 was 79.6% compared to 70.1% for the same nine month period in 1995. The increase in reserves for the nine months ending September 30, 1996 was approximately $7 million. The increase in the claims loss ratio in 1996 over 1995 continues to be the result of an underpriced product sold heavily in 1995, the medical trend being much higher than planned, higher than expected utilization of services and certain state mandates requiring guaranteed issue and mandated benefits. Except for the underpriced product, these items have had an effect on the whole industry and not just the Company. The Company has implemented various monthly premium rate adjustments, which became effective April 1, 1996. Due to the nature of the Company's business the adjustments effect only about 8% of the business each month but produces a cumulative effect throughout the year. The Company also strengthened its underwriting procedures and is updating certain policy benefits pertaining to utilization. The Company will continue to monitor rates and claims to determine if any other adjustments are required.

     Commissions were 13.9% of premiums for the quarter ending September 30, 1996 compared to 14.3% for the same quarter in 1995. For the nine month period ending September 30, 1996 commissions were 13.8% of premiums compared to 14.4% for the same nine month period in 1995. The decrease is due to the normal commission decrease as first year business continues into the renewal years plus a lower commission rate for a new product introduced in 1995, which continues to be a strong seller in 1996.

     Other operating expenses increased 6% to $9,170,152 for the quarter ending September 30, 1996 compared to $8,637,620 for the same quarter in 1995. The increase in the third quarter of 1996 was primarily due to printing and advertising costs related to new policies, training tapes and brochures. For the nine month period ending September 30, 1996 other operating expenses increased 5% to $27,574,710 compared to $26,312,359 or 6% for the same period in 1995. For 1996 the ratio to premiums was 14.3% compared to 15.2% in 1995.

     The Company incurred losses of $1,665,339 ($.40 per share) for the quarter and $7,733,924 ($1.83 per share) for the nine months ending September 30, 1996. This compares to profits of $1,272,370 ($.30 per share) for the quarter and $3,663,237 ($.87 per share) for the nine months ending September 30, 1995. As indicated, the primary reason for the losses in 1996 was the large increase in claims.

     The book value per share at September 30, 1996 was $5.48 ($5.74 before unrealized losses) compared to $8.25 ($8.06 before unrealized gains) at December 31, 1995.

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

                        CENTRAL RESERVE LIFE CORPORATION

Date:      November 8, 1996        By:     Frank W. Grimone
       -----------------------         ---------------------------------------
                                           Frank W. Grimone
                                           Executive Vice President


Date:      November 8, 1996        By:     Frank W. Grimone
       -----------------------         ---------------------------------------
                                           Frank W. Grimone
                                           Principal Financial Officer and
                                           Chief Accounting Officer