Form 10-K
period 1996-12-31
CENTRAL RESERVE LIFE CORP
filed 1997-03-28
CIK 215403

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996                COMM. FILE NO. 0-8483

                        CENTRAL RESERVE LIFE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      Ohio
                          ---------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   34-1017531
                       ---------------------------------
                     I.R.S. EMPLOYER IDENTIFICATION NUMBER

    17800 Royalton Road, Strongsville, Ohio                         44136
  -------------------------------------------                     ---------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

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

             $20,984,933 computed based on the closing price of the
                        Common Shares on March 17, 1997.

     The number of Common Shares, without par value, outstanding as of March 17, 1997: 4,145,172.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1997, into Part III, Items 10, 11, 12, and 13.
--------------------------------------------------------------------------------

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

  (1) INSURANCE OPERATIONS

     The Company owns 100% of Central Reserve Life Insurance Company ("Central"), which is its principal operating subsidiary.

     Central is an Ohio domiciled Life and Accident and Health insurance company. Central was incorporated in 1963 and commenced business in 1965. The Company acquired Central in 1973. As of December 31, 1996, Central was licensed to transact business in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Wyoming (35 states).

  (2) OTHER OPERATIONS

     In March 1983, the Company acquired Western Reserve Administrative Services, Inc. ("Western"), an Ohio corporation which administers claims for self-insured companies. Western also administers Central's Gemini product which is a partially self-funded group plan for small companies.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Effective December 31, 1995, the Company redefined its reporting segments, merging the group life and group accident and health segments together, and combining the life and annuity segments. The Company's current operating organization comprises three segments: group life and health; life insurance and annuities; and corporate and other.

     The following table presents the revenues and income (loss) on a GAAP basis for the last three years attributable to the Company's industry segments. The Company does not allocate investment assets or identifiable assets by industry segment.

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Revenues:
  Group Life and Health..........................  $262,509,577     $237,257,385     $228,313,768
  Life Insurance and Annuities...................     2,186,184        2,170,138        1,729,842
  Corporate and Other............................       189,834          381,571          157,601
                                                   ------------     ------------     ------------
                                                   $264,885,595     $239,809,094     $230,201,211
                                                   ============     ============     ============
Income (loss) before Federal income taxes:
  Group Life and Health..........................  $(11,735,521)    $  6,180,636     $  7,577,364
  Life Insurance and Annuities...................      (183,995)        (241,685)        (927,206)
  Corporate and Other............................      (214,434)           8,274          222,831
                                                   ------------     ------------     ------------
                                                   $(12,133,950)    $  5,947,225     $  6,872,989
                                                   ============     ============     ============

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The operational aspects of the Company's business are primarily in Central; therefore, this section will contain information that only pertains to Central.

  (1) BUSINESS AND PRINCIPAL PRODUCT

Products

     Central specializes in meeting the insurance needs of small to midsized businesses and individuals. Among the products Central offers are life insurance, annuities, accident and health insurance, long-term disability insurance and short-term major medical insurance.

     Central's principal product is group insurance, which accounted for about 98% of its premiums in 1996. Approximately 3% of the group premiums were for life insurance and 97% were for accident and health insurance.

     Central provides for its customers a comprehensive package of more than 25 managed care controls which help (a) keep insureds' out-of-pocket expenses down,
(b) ensure affordability of the plans, and (c) keep rates attractive at renewal time. Among these managed care controls are hospital inpatient and outpatient billing review, independent utilization management, physician code review, hospital audit review, premium reduction renewal options, a hospice care program, and the National Physician Data Bank ReviewSM, a refinement of Central's former reasonable and customary charge controls.

     Also included as a part of Central's managed care programs are Preferred Provider Organization (PPO) health plans which are available to both groups and individuals. Through its PPO plans, Central is able to offer customers a network of hospitals and physicians that provide medical services at discounted rates. PPO networks which Central contracts with are situated in 16 states. For customers located outside Central's existing PPO service areas, Central offers a supplemental hospital program, through which it offers discounted hospital rates by contracting with national PPO networks.

Marketing

     Central's products are marketed through the establishment of general agencies in Midwestern, Southeastern, and Southwestern states. Regional sales managers are responsible for recruiting and training the general agents. The general agents, who are trained by Central, are required to recruit agents in their area, conduct seminars for the agents and train them in the benefits, underwriting requirements and general conditions under which Central's insurance plans operate.

     Central supports the general agents in the recruiting and training of agents through sales brochures and literature, assistance with seminars, and a video training program. Central enhances and facilitates the general agents' and writing agents' sales efforts through its Co-op Advertising Program, sales and promotional literature and various sales contests.

     Internally, Central's organization supports the agents and emphasizes customer service with a unique "team" approach. Organized around geographically dedicated groups of employees, each team consists of several specialists for each region.

Underwriting

     Central controls the quality of its business by maintaining specific underwriting standards and guidelines. When not restricted by state regulatory agencies, Central medically underwrites each individual by requiring enrollment applications, medical health history questionnaires and, in some cases, medical records.

     While members of each group are individually underwritten, Central takes into account certain group characteristics, such as size, location and industry. For a discussion of certain business risks, other than underwriting, see Note 1 to the consolidated financial statements and the Results of Operations section of the Management's Discussion and Analysis (MD&A) section on page 11.

  (2) INSURANCE VOLUME, POLICIES AND CERTIFICATES

     Although insurance volume (amount of life insurance) is generally a guide to statistical information for most insurance companies, policies and certificates in force are a more informative statistic for Central because of the large percent of business generated in the group accident and health area. Central requires each insured to carry group life insurance, but the average requirement is only $10,000. Accordingly, it is more informative to focus on the number of certificates in force as opposed to volume of insurance.

     Following are tables reflecting statistical information on Central's business.

                                                   1996               1995               1994
                                              --------------     --------------     --------------
LIFE INSURANCE VOLUME:
  Insurance Written.........................  $  458,000,000     $  467,588,000     $  459,830,000
  In force..................................  $1,293,673,000     $1,175,823,000     $1,012,860,000
  Reinsured.................................  $   80,895,000     $   50,751,000     $   41,424,000
GROUP POLICIES:
  Beginning of Year.........................          41,884             41,385             40,491
  Issued during Year........................          19,732             21,926             22,400
  Terminations..............................         (18,074)           (21,427)           (21,506)
                                              --------------     --------------     --------------
  End of Year...............................          43,542             41,884             41,385
                                              ==============     ==============     ==============
GROUP CERTIFICATES:
  Beginning of Year.........................         113,720            102,959            105,536
  Issued during Year (new)..................          36,574             44,398             31,270
  Terminations (net of additions)...........         (33,990)           (33,637)           (33,847)
                                              --------------     --------------     --------------
  End of Year...............................         116,304            113,720            102,959
                                              ==============     ==============     ==============

  (3) GEOGRAPHIC DISTRIBUTION

     The geographic distribution of direct premiums and annuity considerations received (before reinsurance) by Central during 1996 is as follows:

                  STATE                      AMOUNT        PERCENT OF TOTAL
                                          ------------     ----------------
Ohio....................................  $ 84,598,786            32.3%
Indiana.................................    30,673,933            11.7
Arizona.................................    17,242,140             6.5
Michigan................................    15,664,988             6.0
Tennessee...............................    15,126,965             5.8
Colorado................................    13,652,224             5.2
Alabama.................................    12,161,306             4.7
North Carolina..........................    11,964,123             4.6
Missouri................................    10,870,215             4.2
Virginia................................    10,668,820             4.1
Pennsylvania............................    10,297,340             3.9
West Virginia...........................     8,420,610             3.2
Kansas..................................     8,039,026             3.1
South Carolina..........................     6,113,400             2.3
Other...................................     6,462,489             2.4
                                          ------------           -----
          Total.........................  $261,956,365           100.0%
                                          ============           =====

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

     As of December 31, 1996, Central had 86 brokers/general agents and 13,689 agents licensed.

  (5) INVESTMENTS

     An important earnings factor for Central, as well as all insurance companies, is the income from its investment portfolio. The investment objectives for insurance companies are to maximize yields, preserve principal and maintain liquidity. Investments must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments which may be made. Due to the restrictive nature of these laws, there may be occasions when Central may be precluded from making certain otherwise attractive investments. As of December 31, 1996, 97.5% of Central's fixed maturities was of investment grade quality. Central and the Company do not invest in "junk" bonds or derivatives such as futures, forwards, swaps, and option contracts, and other financial instruments with similar characteristics and substantially all its investments are in fixed maturities. However, Central does invest in mortgage-backed securities some of which are collateralized mortgage obligations (CMO's). These investments, besides having a credit risk, also have the risk of prepayment, during a decline in interest rates, and the risk of extension during a rise in interest rates. Central constantly monitors these securities and has reduced its exposure in CMO's in 1996 by selling certain securities and investing proceeds, from the sales and from maturities, in short term maturities.

     The following tables show various aspects of the fixed maturities investment portfolio of the Company as of December 31, 1996:

                                                                           CARRYING
                                                                             VALUE        PERCENT
                                                                          -----------     --------
PORTFOLIO MATURITY
  Due in one year or less..........................................       $ 1,807,438         2.3%
  Due after one year through five years............................        23,234,911        29.2
  Due after five years through ten years...........................        24,306,751        30.6
  Due after ten years..............................................         2,055,925         2.6
                                                                           51,405,025
  Mortgage-backed securities (4.7 average years)...................        28,096,837        35.3
                                                                          -----------       -----
                                                                          $79,501,862       100.0%
                                                                          ===========       =====

                                                                               CARRYING VALUE
                                         AMORTIZED       ESTIMATED        ------------------------
                                           COST         FAIR VALUE          AMOUNT        PERCENT
                                        -----------     -----------       -----------     --------
PORTFOLIO DISTRIBUTION
  U.S. Treasury securities............  $17,121,621     $17,163,000       $17,281,426        21.7%
  U.S. Agencies.......................    5,885,671       5,906,617         5,906,617         7.5
  Obligations of states,
     municipalities and political
     subdivisions.....................      600,000         597,246           597,246          .8
  Corporate bonds.....................   26,284,461      26,096,656        26,096,656        32.8
  Foreign bonds.......................    1,537,836       1,523,080         1,523,080         1.9
  Mortgage-backed securities:
     Federal Home Loan Mortgage.......   11,872,581      11,833,979        11,881,133        14.9
     Federal National Mortgage........    7,615,354       7,603,438         7,614,505         9.6
     Other............................    8,831,975       8,601,677         8,601,199        10.8
                                        -----------     -----------       -----------       -----
                                        $79,749,499     $79,325,693       $79,501,862       100.0%
                                        ===========     ===========       ===========       =====

                                                                           AMORTIZED
                                                                              COST
                                                                          (000 OMITTED)      PERCENT
                                                                          -------------      --------
QUALITY RATING
  Aaa..............................................................       $    48,886          61.3%
  Aa...............................................................             4,865           6.1
  A................................................................            17,385          21.8
  Baa..............................................................             6,619           8.3
  Ba...............................................................             1,914           2.4
  NR...............................................................                80            .1
                                                                          -----------         -----
                                                                          $    79,749         100.0%
                                                                          ===========         =====

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

  (7) REINSURANCE

     As is customary among most insurance companies, Central reinsures portions of the life insurance policies it writes, thereby providing a greater diversification of risk and minimizing Central's exposure on major risks. While the effect of reinsurance is to lessen risks to the writing company, it may also lower income. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability and becomes the ultimate source of payment. The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and group life. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The overall effect of reinsurance is not material to the Company's financial condition. Reinsurance treaties in effect at December 31, 1996 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

  (8) REGULATION

     Central, in common with other insurance companies operating in the states in which it is licensed, is subject to regulation and supervision by state insurance regulatory agencies (See Capital Resources page 10). These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. Central is required to file detailed annual statements with the respective state regulatory bodies and is subject to periodic examination by the regulators. The most recent regulatory examination for Central was made as of December 31, 1995.

  (9) COMPETITION

     The insurance business is highly competitive. There are over 1,700 legal reserve life insurance companies in the United States, of which over 650 are operating in Ohio, Central's principal state of operation. Many of these have been in business for long periods of time, and have substantially greater financial resources, larger selling organizations and broader diversification of risks than Central. Many of these companies are mutual companies, whose earnings inure to the benefit of their policyholders. Central's principal marketing is in rural areas where they compete with regional insurance companies. In other areas it markets its PPO products to compete with the larger insurance companies. However, the Company believes that the policies and premium rates of Central are generally competitive with those offered by other companies selling similar types of insurance in Ohio.

  (10) EMPLOYEES

     As of December 31, 1996 Central had 527 employees. The Registrant has no employees of its own.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company has no foreign operations. Its domestic operations during 1996 were primarily in Ohio.

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

ITEM 3. LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, the Ohio Department of Insurance regulatory matter described under "Management's Discussion and Analysis -- Capital Resources," and the matter regarding Federal income taxes reflected in Note 5 to the consolidated financial statements, neither the Company nor any of its subsidiaries is party to any material pending legal proceeding nor is any of their property the subject thereof.

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

     (a) The executive officers of the Company and Central are as follows:

        NAME OF                                                                    OFFICER
   EXECUTIVE OFFICER         AGE                     POSITION                       SINCE
-----------------------    --------     -----------------------------------    ----------------
Fred Lick, Jr.                65        Chairman of the Board, President &           2/74
                                        Chief Executive Officer and
                                        Director
Frank W. Grimone              61        Senior Executive Vice President &            5/74
                                        Chief Financial Officer
Glen A. Laffoon               57        Executive Vice President -- Product         12/74
                                        Development
James A. Weisbarth            45        Executive Vice President, Treasurer          5/83
                                        &
                                        Assistant Secretary
Robert S. Zarick              60        Executive Vice                               5/87
                                        President -- Administration

     The current one year terms of office of the executive officers listed above began May 16, 1996, with their election to office by the Board of Directors at its meeting following the annual meeting of shareholders held on such date. There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

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

                                    HIGH         LOW         DIVIDENDS
                                  --------     --------     ------------
1996
     First Quarter............      $ 103/8      $  81/2       $  .13
     Second Quarter...........         93/8         611/16        .13
     Third Quarter............         91/8         63/4          .13
     Fourth Quarter...........         93/8         65/8          .13
1995
     First Quarter............      $  81/2      $  71/8       $  .12
     Second Quarter...........         81/4         71/8          .12
     Third Quarter............        10            75/8          .12
     Fourth Quarter...........        10            83/4          .12

     (b) As of March 17, 1997, there were 1,641 record holders of the Common Shares.

     (c) The cash dividends paid by the Company in the past two years are indicated in the table above. The Company's present source of income, other than a nominal amount of investment income, is dividends and rent from Central. Central, the Company's main operating subsidiary, is subject to certain restrictions which are contained in the Insurance Holding Company statute (Ohio Revised Code 3901.34) which prevent Central from paying the Company, without the approval of the Ohio Superintendent of Insurance, any dividend from other than earned surplus (as defined in the statute) or any dividend whose value, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of Central's surplus as regards policyholders as of the December 31 next preceding the dividend payment, or (ii) the net income of Central for the 12-month period ended the December 31 next preceding the dividend payment. In light of Central's and the Company's substantial losses during 1996, the Company's Board of Directors announced in March 1997 that the Company has suspended the quarterly cash dividend. The board elected to suspend the dividend in order to preserve capital. The dividend will be reviewed quarterly and the resumption of cash dividend payments will depend upon Central's and the Company's profitability.

     (d) On December 31, 1996, the Company sold 87,642 unregistered common shares at $6 per share for a total consideration of $525,852. The shares were sold in a private placement to general agents of Central and several Company directors. No commission or other fee was paid in connection with these sales.

     The common shares were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     Fred Lick, Chairman of the Board, President and Chief Executive Officer exercised 20,000 options; 10,000 on May 8, 1996, and 10,000 on December 16, 1996, at $2.83 per shares. Total consideration received by the Company was $56,660 for the 20,000 unregistered common shares issued. The Company also issued 30 unregistered common shares to an employee who exercised 30 options at $6.75 per share for a total consideration of $202.

ITEM 6. SELECTED FINANCIAL DATA

                                  1996             1995             1994             1993             1992
                              ------------     ------------     ------------     ------------     ------------
FOR THE YEAR:
Premiums....................  $258,175,337     $233,168,529     $223,679,071     $208,730,840     $172,010,014
Net Investment Income.......     6,700,741        6,454,038        6,515,927        5,367,184        4,606,036
Net realized gains
  (losses)..................         9,517          149,527          (23,024)         707,741          514,679
Other Income................            --           37,000           29,237            5,662            1,697
                              ------------     ------------     ------------     ------------     ------------
Total Revenues..............  $264,885,595     $239,809,094     $230,201,211     $214,811,427     $177,132,426
                              ============     ============     ============     ============     ============
Income (Loss) before Federal
  Income Taxes..............  $(12,133,950)    $  5,947,225     $  6,872,989     $  3,104,539     $  3,489,636
Federal Income Tax
  Expense (Benefit).........    (2,845,585)       1,442,618        2,059,228          714,190          (34,581)
                              ------------     ------------     ------------     ------------     ------------
Net Income (Loss)...........  $ (9,288,365)    $  4,504,607     $  4,813,761     $  2,390,349     $  3,524,217
                              ============     ============     ============     ============     ============
Net Income (Loss) Per
  Share.....................        $(2.20)           $1.07            $1.14            $ .57            $ .85
Cash Dividends Per Share....        $  .52            $ .48            $ .44            $ .40            $ .36
AT YEAR END:
Investments.................  $ 90,723,418     $ 91,310,781     $ 83,230,323     $ 79,030,628     $ 59,305,499
Total Assets................  $119,388,697     $117,329,039     $107,944,158     $103,613,338     $ 85,028,970
Mortgage Note Payable.......  $  8,503,776     $  8,599,067     $  8,685,754     $  8,764,615     $  8,836,356
Future Policy Benefits and
  Claims Payable............  $ 76,650,884     $ 65,317,522     $ 62,716,877     $ 56,148,504     $ 38,836,847
Retained Earnings...........  $ 15,637,029     $ 27,030,102     $ 24,463,447     $ 21,422,301     $ 20,640,995
Shareholders' Equity........  $ 21,467,797     $ 33,300,980     $ 24,530,732     $ 26,856,896     $ 26,015,001
Equity Per Share:
  After net unrealized
     holding gain (loss)....        $ 5.18            $8.25            $6.08            $6.67            $6.49
  Before net unrealized
     holding gain (loss)....        $ 5.24            $8.06            $7.42              N/A              N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

LIQUIDITY:

     Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable Central to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, etc., and shareholder dividends payable to the Company. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company. See Item 5.

     The majority of the Company's assets are in investments which were $90,723,418, after a net unrealized holding loss of $247,637 (see below), or 76% of the total assets at December 31, 1996. Fixed maturities are the primary investment of the Company and were $79,501,862 or 88% of total investments at December 31, 1996. Other investments consist of short-term securities and policy loans. The Company is carrying fixed maturities of $11,892,925 at amortized cost (held to maturity) and fixed maturities of $67,608,937 at estimated fair value (available for sale) at December 31, 1996. The Company does not hold any so-called

"junk" bonds or what are generally considered high-yield type securities, and 97.5% of the bonds are of investment grade quality. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded a decrease in investments of $247,637 to reflect the reporting of investments classified as available for sale at fair value (estimated market value) which was lower than amortized cost. The amount is reflected in shareholders' equity as a "net unrealized holding loss". In addition to the fixed maturities, the Company also had $4.7 million in unrestricted cash and $11 million in short-term investments at December 31, 1996. Central also has an unused $1 million line of credit with a major bank. During 1996, total assets increased about $2 million, or 2% to $119,388,697, mainly due to a positive cash flow from operations during the year from premiums, and from investment income less the $247,637 net unrealized holding loss. The Company anticipates that future operating cash flow needs, including surrenders of annuity policies, can be provided from the current investment portfolio.

     Liabilities accrued for future policy benefits and policy claims payable increased 17%, or about $11.3 million to $76,650,884 primarily because of increased reserves and premiums. Shareholders' equity decreased $11,833,183 due to the 1996 operating loss, dividends of $2,104,708 and a change of $1,022,835 in the net unrealized holding loss, on investments available for sale.

CAPITAL RESOURCES:

     Central, the major operating subsidiary, suffered a large decrease in its statutory capital and surplus to $16,595,497 at December 31, 1996 from $27,477,972 at December 31, 1995. The decrease was primarily due to the $9,321,633 statutory loss, after tax benefits of $2,810,830, as further explained in the "results of operations" section. This decrease has caused Central to fall under the regulatory action level (RAL) imposed by the Ohio Department of Insurance under the recently adopted Risk-Based Capital (RBC) requirements on insurance enterprises (see note 4 to the consolidated financial statements). Central's adjusted capital, under the RBC standards, at December 31, 1996, was $17,137,515 and the RAL was $18,508,044 at December 31, 1996.
Central is required to, and did, submit a RBC financial plan to the Ohio Department of Insurance reflecting certain projections and steps to be taken to return the adjusted capital to the required levels. In 1996 Central increased reserves in excess of $11.5 million and did end the year with a positive cash flow while continuing to meet all necessary expenditures for claims, commissions, expenses, etc. for 1996. The Company is also exploring opportunities to raise capital to contribute to Central.

     The only long-term debt the Company had at December 31, 1996, was $8,503,776, which is the principal amount payable under a loan secured by a mortgage on the Company's home office building. The Company entered into the loan agreement in 1990 for $9 million for a term of 10 years bearing interest at 9 1/2% per annum with a 30 year amortization period payment schedule. At the same time, the Company also entered into a 15 year lease agreement with Central for 100% of the space. The Company will use the monthly rental payments to pay, among other expenses, the required mortgage loan payments. In 1995, the Company started a search for a new computer system for claims and administration which includes, among other things, billing, rating and commission functions. The increase in the Company's business, new state mandates and new products have created the need for this new system. A system of this nature is expected to cost between $8 million and $9 million, including software, hardware and implementation, over an estimated four year period. The Company estimates these costs could be recovered over a 4 to 5 year period, through a combination of payroll cost savings, expense controls and new production capacity. The Company has not entered into any contract or commitment for the purchase of such a computer system, although such an acquisition is planned for 1997. In light of the Company's growth over the last several years, the Company has considered expansion of its headquarters building. However, it has determined to take no actions currently, in light of its financial results in 1996.

RESULTS OF OPERATIONS:

  1996 compared to 1995

     During 1996, premiums increased 11% to $258,175,337 from $233,168,529 in
1995. The increase was primarily in the group life and health segment which accounted for about 98% of total premiums. Group certificates in force increased about 2% to 116,304 in 1996 compared to 113,720 at the end of 1995. Certificates issued for new group policies were 36,574 in 1996, down 18% from 44,398 in 1995. A more aggressive pricing in 1996 and additional competition were the cause for the decrease. Total lapses (net of additions/decreases) in 1996 were 33,990 up slightly from 33,637 in 1995. Overall, the lapse ratio was in line with the Company's expectations and consistent with the industry average for small group business.

     Not included in premiums, for generally accepted accounting principles
(GAAP) purposes, were annuity considerations in the amounts of $2,926,416 and $3,498,442 for 1996 and 1995.

     Net investment income increased about 4% to $6,700,741 in 1996 from $6,454,038 in 1995. The increase was primarily due to an increase in rates. The Company continued to invest in short-term investments to provide any cash requirements needed for claims.

     Benefits and claims incurred expenses increased 23% in 1996 to $203,677,232 from $165,472,603 in 1995. The incurred loss ratio was 78.9% for 1996 compared to 71% for 1995. The major reasons for the increase in the claims loss ratio and the level of claims were (a) the underpricing of a new product (PMO) introduced in late 1994 and sold heavily in 1995, (b) greater utilization than anticipated and (c) new state mandates such as guaranteed issue and preventive benefits. By far the biggest cause was the underpriced PMO product which contributed to an estimated 80% of the loss before net investment income. Higher premiums and aggressive rate renewal actions started April 1, 1996. Because the business is primarily sold on a monthly basis the full renewal action will take 12 months ending March 31, 1997.

     Commissions increased 7% to $35,654,815 in 1996 from $33,411,203 in 1995 primarily due to the increase in premiums. As a percentage of premiums they were 13.8% in 1996 and 14.3% in 1995.

     Other operating expenses increased 8% to $37,687,498 or 14.6% of premiums in 1996, compared to $34,978,063 or 15% of premiums in 1995. Salaries, benefits and premium taxes remained the largest portions of the other operating expenses.

     The net loss for 1996 was $9,288,365 or $2.20 per share, after a net tax benefit of $2,845,585 compared to a net income of $4,504,607 or $1.07 per share after a tax expense of $1,442,618 in 1995. Because group accident and health represents 98% of Central's business, a higher loss ratio from this segment has a negative effect on the Company's earnings. The statutory loss ratio in the group accident and health segment increased to 77.9% in 1996 from 69.4% in 1995.

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non-deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's primary subsidiary, Central, qualified as a life company, for tax purposes. The Company is vigorously protesting the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. Trial of the matter is scheduled to begin June 2, 1997.

     If the IRS were to prevail in its position that Central no longer qualifies as a life company for tax purposes, the asserted $2.4 million deficiency would be payable and Federal income taxes would increase in the future. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3 million of income of 60% or $1.8 million. As Central's income increases above $3 million, the special deduction is reduced proportionately. Besides relying on favorable existing case law, Central may have, under certain circumstances, the ability to change and market policies that could insure its qualifications as a life company for tax purposes in the future, if the need arises.

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

     Net investment income decreased about 1% to $6,454,038 in 1995 from $6,515,927 in 1994. The decrease was primarily due to the overall decrease in interest rates during 1995. Also, during 1995 the Company reduced its holdings in mortgage-backed securities and convertible bonds. The proceeds were invested in short-term government type securities at lower interest rates, but produced a more liquid and stable position.

     Benefits and claims incurred expenses increased 7% in 1995 to $165,472,603 from $155,257,560 in 1994. This compares to a 6% increase in 1994 over 1993. The incurred loss ratio was 71% for 1995 and 69.4% for 1994. The major increase in claims was during the last quarter, primarily the last month. The loss ratio increased to 73.6% for the fourth quarter of 1995 compared to 67.7% in the same quarter in 1994. During the fourth quarter the Company experienced, as many small group carriers did, an increase in claims due to utilization, state mandates and accidents. This trend continued into January 1996. In response, the Company increased premium rates, did not renew certain blocks of business and updated several managed care controls.

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

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, while the rate of income from investments has not increased proportionately. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs.

LEGISLATIVE DEVELOPMENTS:

     In 1996 Congress passed the Health Portability and Accountability Act of 1996, which provides for changes in the health insurance market and is scheduled to go into effect in July 1997. It guarantees the availability and renewability of health insurance coverage for certain employees and individuals, and limits the use of preexisting condition restrictions. The Act creates federal standards for insurers, health maintenance organizations (HMO's), and employer plans, including those who self-insure. It permits, however, substantial state flexibility for compliance with the requirements on insurers. The Company cannot predict the ultimate timing or effect of any legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

NEW ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company for the year ended December 31, 1996. The Statement prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. SFAS No. 123 allows for either the adoption of the "fair value" method of accounting for stock-based compensation or the continued use of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to comply with APB No. 25. The Company has not granted any new stock options subsequent to January 1, 1995, therefore, the pro forma disclosures required by SFAS No. 123 are not applicable.

     In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities occurring after December 31, 1996. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", was issued in December 1996. The impact of SFAS No. 125 and SFAS No. 127 is not expected to be material to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CENTRAL RESERVE LIFE CORPORATION

                                     INDEX

                                                                                  PAGE
                                                                          ---------------------
          Independent Auditors' Report....................................          14

          Consolidated Balance Sheets as of December 31, 1996 and 1995....          15

          Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995 and 1994..............................          16

          Consolidated Statements of Shareholders' Equity for the years ended
            December 31, 1996, 1995 and 1994..............................          17

          Consolidated Statements of Cash Flows
            for the years ended December 31, 1996, 1995 and 1994..........          18

          Notes to Consolidated Financial Statements for the years
            ended December 31, 1996, 1995 and 1994........................          19

          Schedule I -- Summary of Investments -- Other than Investments
            in Related Parties............................................          36

          Schedule II -- Condensed Financial Information of
            Registrant -- Central Reserve Life Corporation (Parent
            Only).........................................................          37

          Schedule III -- Supplementary Insurance Information.............          40

          Schedule IV -- Reinsurance......................................          41

The Board of Directors and Shareholders
Central Reserve Life Corporation:

     We have audited the consolidated financial statements of Central Reserve Life Corporation and subsidiaries as listed on the accompanying index on page
13. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index on page 13. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Reserve Life Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the consolidated financial statements, the Ohio Department of Insurance (the Department) imposes risk-based capital requirements on insurance enterprises, including the Company. At December 31, 1996, the Company's total adjusted capital is at the Regulatory Action Level based on the risk-based capital calculation required by the Department. The Company filed a comprehensive financial plan with the Department on March 5, 1997, outlining its plans for attaining the required levels of regulatory capital. The Department has sixty days to notify the Company if its comprehensive financial plan is unsatisfactory. Failure to meet the capital requirements and interim capital targets included in the Company's plan could expose the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and placing the Company under regulatory control. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors, one of which is regulatory action, including ultimate acceptance of the Company's comprehensive plan. Management's plans in regard to these matters are described in note 4 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  KPMG Peat Marwick LLP

Columbus, Ohio
March 7, 1997

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
================================================================================

                                                                     1996             1995
                                                                 ------------     ------------
ASSETS
Investments (Note 2):
  Fixed maturities held to maturity, at amortized cost.......    $ 11,892,925     $ 11,995,728
  Fixed maturities available for sale, at estimated fair
     value...................................................      67,608,937       69,831,327
                                                                 ------------     ------------
            Total fixed maturities...........................      79,501,862       81,827,055
  Policy loans...............................................         111,646          106,441
  Short-term investments, at cost which approximates
     market..................................................      11,109,910        9,377,285
                                                                 ------------     ------------
            Total investments................................      90,723,418       91,310,781
Cash (Note 2)................................................       8,472,255        9,102,020
Accrued investment income....................................         988,536          973,380
Premiums receivable..........................................       3,049,026        1,853,105
Property and equipment, at cost, net of accumulated
  depreciation of $6,855,062 and $6,660,708, respectively
  (Note 1)...................................................      11,196,987       11,635,993
Deferred federal income taxes (Note 5).......................         948,363          512,350
Federal income taxes recoverable.............................       2,245,530          326,380
Other assets.................................................       1,764,582        1,615,030
                                                                 ------------     ------------
                                                                 $119,388,697     $117,329,039
                                                                 ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits, losses and claims..................    $ 33,741,819     $ 30,192,055
  Other policy claims and benefits payable (Note 3)..........      42,909,065       35,125,467
  Other policyholders' funds.................................       6,510,894        5,222,968
  Other liabilities..........................................       6,255,346        4,888,502
                                                                 ------------     ------------
                                                                   89,417,124       75,428,992
Mortgage note payable (Note 6)...............................       8,503,776        8,599,067
                                                                 ------------     ------------
            Total liabilities................................      97,920,900       84,028,059
                                                                 ------------     ------------
Commitments and contingencies (Notes 5, 7, 8 and 9)
Shareholders' equity (Notes 4 and 10):
  Non-Voting Preferred shares, no par value, authorized
     2,000,000 none issued (Note 11).........................              --               --
  Common shares, no par value, stated value $.50, authorized
     10,000,000, issued and outstanding 4,145,172 in 1996 and
     4,037,500 in 1995 (302,740 are reserved for options)....       2,072,586        2,018,750
  Additional paid-in capital.................................       4,005,819        3,476,940
  Net unrealized holding gain (loss).........................        (247,637)         775,188
  Retained earnings..........................................      15,637,029       27,030,102
                                                                 ------------     ------------
            Total shareholders' equity.......................      21,467,797       33,300,980
                                                                 ------------     ------------
                                                                 $119,388,697     $117,329,039
                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
================================================================================

                                                         1996             1995             1994
                                                     ------------     ------------     ------------
Revenues:
  Premiums.......................................    $258,175,337     $233,168,529     $223,679,071
  Net investment income (Note 2).................       6,700,741        6,454,038        6,515,927
  Net realized gains (losses) (Note 2)...........           9,517          149,527          (23,024)
  Other income...................................              --           37,000           29,237
                                                     ------------     ------------     ------------
                                                      264,885,595      239,809,094      230,201,211
                                                     ------------     ------------     ------------
Benefits, losses and expenses:
  Benefits, claims, losses and settlement
     expenses....................................     203,677,232      165,472,603      155,257,560
  Commissions....................................      35,654,815       33,411,203       33,573,278
  Salaries and benefits..........................      16,855,141       15,066,432       14,387,949
  Taxes, licenses and fees.......................       6,136,793        5,541,570        5,296,613
  Other operating expenses.......................      13,882,731       13,548,624       13,983,649
  Interest expense...............................         812,833          821,437          829,173
                                                     ------------     ------------     ------------
                                                      277,019,545      233,861,869      223,328,222
                                                     ------------     ------------     ------------
Income (loss) before Federal income taxes........     (12,133,950)       5,947,225        6,872,989
Federal income tax expense (benefit) (Note 5)....      (2,845,585)       1,442,618        2,059,228
                                                     ------------     ------------     ------------
Net income (loss) (Note 4).......................    $ (9,288,365)    $  4,504,607     $  4,813,761
                                                     ============     ============     ============
Net income (loss) per share (Note 1).............          $(2.20)         $  1.07          $  1.14

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
================================================================================

                                                                                   NET UN-
                                                                                  REALIZED
                                                                 ADDITIONAL         GAIN
                                                   COMMON          PAID-IN        (LOSS) ON       RETAINED
                                                   SHARES          CAPITAL       INVESTMENTS      EARNINGS
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1993...................    $ 2,012,191     $ 3,422,404     $        --     $21,422,301
  Cash dividends ($.44 per share)............             --              --              --      (1,772,615)
  Net income.................................             --              --              --       4,813,761
  Exercise of stock options (Note 10)........          6,459          53,286              --              --
  Adjustment for change in accounting for
     fixed maturities at January 1, 1994, net
     of deferred tax of $601,224.............             --              --       1,167,080              --
  Change in net unrealized holding loss, net
     of deferred tax benefit of $601,224.....             --              --      (6,594,135)             --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1994...................      2,018,650       3,475,690      (5,427,055)     24,463,447
  Cash dividends ($.48 per share)............             --              --              --      (1,937,952)
  Net income.................................             --              --              --       4,504,607
  Exercise of stock options (Note 10)........            100           1,250              --              --
  Change in net unrealized holding gain, net
     of deferred tax liability of $399,340...             --              --       6,202,243              --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1995...................      2,018,750       3,476,940         775,188      27,030,102
  Cash dividends ($.52 per share)............             --              --              --      (2,104,708)
  Net (loss).................................             --              --              --      (9,288,365)
  Exercise of stock options (Note 10)........         10,015          46,848              --              --
  Private placement to agents and
     directors...............................         43,821         482,031              --              --
  Change in net unrealized holding loss......             --              --      (1,022,835)             --
                                                 -----------     -----------     -----------     -----------
Balance, December 31, 1996...................    $ 2,072,586     $ 4,005,819     $  (247,637)    $15,637,029
                                                 ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
================================================================================

                                                        1996            1995            1994
                                                     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................    $(9,288,365)    $ 4,504,607     $ 4,813,761
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization.............      1,057,473       1,111,718         974,410
       Net realized (gains) losses...............         (9,517)       (149,527)         23,024
       Deferred federal income taxes.............        (36,673)         23,592         524,411
       Changes in assets and liabilities:
          Premiums receivable....................     (1,195,921)       (196,880)        253,071
          Federal income taxes recoverable.......     (1,919,150)        (80,974)        100,044
          Accrued investment income..............        (15,156)        342,557        (306,827)
          Other assets...........................       (149,552)       (762,269)        (68,187)
          Future policy benefits, claims and
            funds payable........................     10,462,288        (558,269)      3,421,129
          Other liabilities......................      1,366,844      (1,370,327)        385,691
                                                     -----------     -----------     -----------
          Net cash provided by operating
            activities...........................        272,271       2,864,228      10,120,527
                                                     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (additions) deletions to furniture and
     equipment...................................        244,652        (738,537)       (461,773)
  Net proceeds (purchase) of investments --
     short-term..................................     (1,732,625)     (7,126,373)      4,249,097
  Purchase of investments -- fixed maturities
     held to maturity............................             --              --      (1,354,688)
  Purchase of investments -- fixed maturities
     available for sale..........................    (10,977,540)    (15,995,248)    (28,293,915)
  Policy loans...................................         (5,205)         (5,295)         (9,168)
  Proceeds from sale, call or maturity of fixed
     maturities available for sale...............     10,924,163      20,368,903      12,746,906
  Proceeds from calls/maturity of fixed
     maturities held to maturity.................        102,803       1,473,228       3,451,020
                                                     -----------     -----------     -----------
          Net cash used in investing
            activities...........................     (1,443,752)     (2,023,322)     (9,672,521)
                                                     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in annuity contract liabilities...      2,159,000       2,629,916       2,929,025
  Principal payments on long-term debt...........        (95,291)        (86,687)        (78,861)
  Proceeds from exercise of stock options........         56,863           1,350          59,745
  Proceeds from private placement to agents,
     directors...................................        525,852              --              --
  Dividends......................................     (2,104,708)     (1,937,952)     (1,772,615)
                                                     -----------     -----------     -----------
          Net cash provided by financing
            activities...........................        541,716         606,627       1,137,294
                                                     -----------     -----------     -----------
          Net increase (decrease) in cash........       (629,765)      1,447,533       1,585,300
Cash at beginning of year........................      9,102,020       7,654,487       6,069,187
                                                     -----------     -----------     -----------
Cash at end of year..............................    $ 8,472,255     $ 9,102,020     $ 7,654,487
                                                     ===========     ===========     ===========
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for interest.........    $   812,833     $   821,437     $   829,173
  Cash paid (received) during the year for income
     taxes.......................................    $  (889,762)    $ 1,500,000     $ 1,434,773

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

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

          The Health Insurance Portability and Accountability Act of 1996, which provides for changes in the health insurance market is scheduled to become effective in July 1997. It guarantees the availability and renewability of health insurance coverage for certain employees and individuals, and limits the use of preexisting condition restrictions. The Act creates federal standards for insurers, health maintenance organizations (HMOs), and employer plans, including those who self-insure. It permits, however, substantial state flexibility for compliance with the requirements on insurers.

          Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products which include: benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. Central utilizes a variety of actuarial and/or qualitative methods to set such pricing levels.

          Credit Risk is the risk that issuers of securities owned by Central will default or that other parties, including reinsurers that have obligations to Central, will not pay or perform. Central attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

          Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. Central attempts to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

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

  (C) INVESTMENTS

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held to maturity, trading or available for sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held to maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at estimated fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available for sale. Securities available for sale are carried at estimated fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. At December 31, 1996, the Company did not have any investments classified as trading securities.

  (D) DEFERRED POLICY ACQUISITION COSTS

     Certain costs, principally commissions, which vary with and are directly related to the production of ordinary life business, have been deferred. The deferred costs are being amortized through the use of factors over the benefit period of the related policies. These factors were developed using assumptions which are consistent with those used in setting rates. Due to the nature of the business and its persistency experience, the Company does not defer policy acquisition costs for Central's group business. Deferred policy acquisition costs at December 31, 1996 and 1995 were $321,567 and $209,760, respectively. The net amounts amortized to income were $111,807 in 1996, $59,834 in 1995 and $60,116 in 1994. The increase in 1996 was due to the increase in sales of Central's 10-year term policies.

  (E) PROPERTY AND EQUIPMENT

     Included in the $11.2 million for property and equipment is approximately $8.1 million (net of depreciation) for the home office building and $1.6 million for land. Depreciation for the building is primarily over 31.5 years, except for certain components which will be over 15 years. The straight-line method is used.

     Other property and equipment, primarily furniture, fixtures and data processing equipment, is carried at cost less allowances for depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the equipment, principally five and seven years.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

  (F) POLICY RESERVES

     Liabilities for future policy benefits on ordinary life insurance have generally been provided on a net-level premium method based upon estimates of future investment yield, mortality and withdrawals using Central's experience and actuarial judgment with an allowance for possible unfavorable deviation from the expected experience. Future policy benefits for annuity policies in the accumulation phase have been calculated based on the participant's aggregate account values. The Company amortizes deferred costs of all ordinary life policies for Central over the benefit period. The liability for future policy benefit reserves has been computed using the following assumptions:

     (1) The guaranteed interest rate on policies currently being issued is 4.5%.

     (2) Estimates of future mortality and withdrawals are based on experience and established industry tables.

  (G) LIFE AND ACCIDENT AND HEALTH CLAIM RESERVES

     The liabilities for unpaid accident and health and death claims are estimated principally based upon past experience for pending, incurred but not reported, and reopened claims. The liability includes a provision for the estimated cost of investigating and settling the claim liability. The estimate of accident and health claim reserves incurred, but not yet due, are computed using actuarially determined factors based on a combination of claim completion and loss ratio methods, utilizing durational experience, seasonal cycle, changes in health care practice, changes in inflation rates and the claims backlog. The liability is particularly sensitive to recent claims frequency and severity experience of Central. Management believes the liabilities for unpaid claims are adequate.

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

  (I) EARNINGS PER SHARE

     Net income per share is computed using the weighted average number of common shares outstanding. The number of shares was increased to reflect shares issuable on the exercise of options, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of these common stock equivalents. The number of shares used to calculate the earnings per share was 4,221,416 in 1996, 4,221,636 in 1995 and 4,201,069 in 1994.

  (J) STOCK OPTIONS

     The Company recognizes expense for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees."

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

  (K) FEDERAL INCOME TAXES

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

NOTE 2 -- CASH AND INVESTMENTS

     The following is the breakdown of net investment income by category of investments for the years ending December 31:

                                          1996           1995           1994
                                       ----------     ----------     ----------
Fixed maturities...................    $5,826,478     $5,570,307     $5,931,835
Policy loans.......................         5,036          5,517          5,065
Short-term investments.............       688,911        683,170        553,140
Other..............................       180,316        195,044         25,887
                                       ----------     ----------     ----------
                                       $6,700,741     $6,454,038     $6,515,927
                                       ==========     ==========     ==========

     Realized gains and losses are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                     1996           1995           1994
                                                   ---------     ----------     ----------
Realized gains:
  Fixed maturities...............................  $  11,390     $  203,502     $  236,385
  Equipment......................................      3,875             --             --
                                                   ---------     ----------     ----------
                                                      15,265        203,502        236,385
                                                   ---------     ----------     ----------
Realized losses:
  Fixed maturities...............................      5,748         52,462        127,601
  Equipment......................................         --          1,513        131,808
                                                   ---------     ----------     ----------
          Total losses...........................      5,748         53,975        259,409
                                                   ---------     ----------     ----------
Net realized gains (losses)......................  $   9,517     $  149,527     $  (23,024)
                                                   =========     ==========     ==========

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     The amortized cost and estimated fair value of securities held to maturity and available for sale as of December 31, 1996, are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                           DECEMBER 31, 1996
                                         -----------------------------------------------------
                                                       UNREALIZED    UNREALIZED
                                          AMORTIZED      HOLDING       HOLDING      ESTIMATED
                                            COST          GAINS        LOSSES      FAIR VALUE
                                         -----------   -----------   -----------   -----------
     Held to maturity:
       U.S. Treasury securities........  $ 7,566,238   $    34,126   $  (152,552)  $ 7,447,812
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage...................    2,914,154            --       (47,154)    2,867,000
          Federal National Mortgage....    1,376,577            --       (11,067)    1,365,510
          Other........................       35,956           478            --        36,434
                                         -----------   -----------   -----------   -----------
               Total held to
                 maturity..............  $11,892,925   $    34,604   $  (210,773)  $11,716,756
                                         ===========   ===========   ===========   ===========

                                                           DECEMBER 31, 1996
                                         -----------------------------------------------------
                                                       UNREALIZED    UNREALIZED
                                          AMORTIZED      HOLDING       HOLDING      ESTIMATED
                                            COST          GAINS        LOSSES      FAIR VALUE
                                         -----------   -----------   -----------   -----------
     Available for sale:
       U.S. Treasury securities........  $ 9,555,383   $   189,079   $   (29,274)  $ 9,715,188
       U.S. Agencies...................    5,885,671        26,571        (5,625)    5,906,617
       Obligations of states,
          municipalities and political
          subdivisions.................      600,000         1,681        (4,435)      597,246
       Corporate bonds.................   26,284,461       290,575      (478,380)   26,096,656
       Foreign bonds...................    1,537,836         1,555       (16,311)    1,523,080
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage...................    8,958,427        86,556       (78,004)    8,966,979
          Federal National Mortgage....    6,238,777        60,861       (61,710)    6,237,928
          Other........................    8,796,019       100,977      (331,753)    8,565,243
                                         -----------   -----------   -----------   -----------
               Total available for
                 sale..................  $67,856,574   $   757,855   $(1,005,492)  $67,608,937
                                         ===========   ===========   ===========   ===========

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     The amortized cost and estimated fair value of securities held to maturity and available for sale as of December 31, 1995 are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                           DECEMBER 31, 1995
                                          ----------------------------------------------------
                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                             COST          GAINS        LOSSES     FAIR VALUE
                                          -----------   -----------   ----------   -----------
     Held to maturity:
       U.S. Treasury securities.........  $ 7,583,168   $    84,155   $ (29,278)   $ 7,638,045
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage....................    2,900,327        10,939      (3,156)     2,908,110
          Federal National Mortgage.....    1,356,316        13,829          --      1,370,145
          Other.........................      155,917         6,449          --        162,366
                                          -----------   -----------   ---------    -----------
               Total held to maturity...  $11,995,728   $   115,372   $ (32,434)   $12,078,666
                                          ===========   ===========   =========    ===========

                                                           DECEMBER 31, 1995
                                          ----------------------------------------------------
                                                        UNREALIZED    UNREALIZED
                                           AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                             COST          GAINS        LOSSES     FAIR VALUE
                                          -----------   -----------   ----------   -----------
     Available for sale:
       U.S. Treasury securities.........  $10,412,584   $   456,502   $      --    $10,869,086
       U.S. Agencies....................    2,498,844         7,241          --      2,506,085
       Obligations of states,
          municipalities and political
          subdivisions..................    1,671,612        38,996        (124)     1,710,484
       Corporate bonds..................   25,999,185       942,926    (386,955)    26,555,156
       Convertible bonds................      379,189         1,705     (38,369)       342,525
       Foreign bonds....................      502,781            --     (59,281)       443,500
       Mortgage-backed securities:
          Federal Home Loan
            Mortgage....................   10,690,948       252,974     (10,054)    10,933,868
          Federal National Mortgage.....    6,878,203       153,776     (10,913)     7,021,066
          Other.........................    9,623,453       177,535    (351,431)     9,449,557
                                          -----------   -----------   ---------    -----------
               Total available for
                 sale...................  $68,656,799   $ 2,031,655   $(857,127)   $69,831,327
                                          ===========   ===========   =========    ===========

     The proceeds, gross realized gains and gross realized losses from the sale (excluding calls, maturities and pay downs) of fixed maturities available for sale during each year were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      1996            1995            1994
                                                   -----------     -----------     ----------
Proceeds.........................................  $   176,925     $13,537,157     $1,820,867
Gross realized gains.............................           --         179,825        124,067
Gross realized losses............................        5,369          48,854         87,428
                                                   ===========     ===========     ==========

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     The amortized cost and estimated fair value of fixed maturities at December 31, 1996, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                    DECEMBER 31, 1996
                                                               ---------------------------
                                                                AMORTIZED       ESTIMATED
                                                                  COST         FAIR VALUE
                                                               -----------     -----------
     Held to maturity:
       Due after one year through five years.................  $ 6,546,267     $ 6,477,812
       Due after five years through ten years................    1,019,971         970,000
                                                               -----------     -----------
                                                                 7,566,238       7,447,812
       Mortgage-backed securities (4.8 average years)........    4,326,687       4,268,944
                                                               -----------     -----------
               Total held to maturity........................  $11,892,925     $11,716,756
                                                               ===========     ===========

                                                                    DECEMBER 31, 1996
                                                               ---------------------------
                                                                AMORTIZED       ESTIMATED
                                                                  COST         FAIR VALUE
                                                               -----------     -----------
     Available for sale:
       Due in one year or less...............................  $ 1,799,616     $ 1,807,438
       Due after one year through five years.................   16,575,938      16,688,644
       Due after five years through ten years................   23,467,614      23,286,780
       Due after ten years...................................    2,020,183       2,055,925
                                                               -----------     -----------
                                                                43,863,351      43,838,787
       Mortgage-backed securities (4.6 average years)........   23,993,223      23,770,150
                                                               -----------     -----------
               Total available for sale......................  $67,856,574     $67,608,937
                                                               ===========     ===========

     At December 31, 1996 cash includes approximately $3.8 million held for self-funded accident and health accounts, which is restricted as to its use. A corresponding amount is included in liabilities in the accompanying consolidated financial statements.

     At December 31, 1996 Central had certificates of deposit and fixed maturities on deposit with various state insurance departments, carried at $3,394,988, for the protection of policyholders.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

NOTE 3 -- LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for Other Policy Claims and Benefits Payable, including the claims adjustment expenses (CAE) as follows:

                                                         YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                  1996             1995             1994
                                              ------------     ------------     ------------
     Balance at beginning of year...........  $ 35,125,467     $ 35,219,992     $ 32,003,500
     Incurred claims and CAE for:
          Current year......................   196,260,939      161,454,853      153,942,398
          Prior years.......................     1,134,739          225,632       (2,407,635)
                                              ------------     ------------     ------------
               Total incurred...............   197,395,678      161,680,485      151,534,763
                                              ------------     ------------     ------------
     Paid claims and CAE, net of
       reinsurance, for:
          Current year......................   153,758,124      126,329,386      118,722,406
          Prior years.......................    35,853,956       35,445,624       29,595,865
                                              ------------     ------------     ------------
               Total paid...................   189,612,080      161,775,010      148,318,271
                                              ------------     ------------     ------------
     Balance at end of year.................  $ 42,909,065     $ 35,125,467     $ 35,219,992
                                              ============     ============     ============

NOTE 4 -- DIVIDEND RESTRICTION AND STATUTORY FINANCIAL INFORMATION

     At December 31, 1996, $16,595,497 of consolidated shareholders' equity represents net assets of the Company's insurance subsidiary which is subject to certain regulatory restrictions on paying dividends and making loans or advances to the parent company. Generally, the net assets of the Company's insurance subsidiary available for transfer to the parent company are limited to the amounts by which the insurance subsidiary's net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory requirements. In addition, payments of such amounts as dividends are subject to approval by regulatory authorities when (i) any such dividend is proposed to be paid from other than earned surplus (as defined in the applicable statute) or
(ii) the value of any such dividend, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the 31st day of December next preceding the dividend payment, or (b) the net income of such insurer for the 12-month period ended the December 31st next preceding the dividend payment.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     Shareholders' capital and surplus and net income (loss) as determined in accordance with statutory accounting practices for Central differ from GAAP. Following is a reconciliation showing those differences.

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1996            1995            1994
                                               -----------     -----------     -----------
Statutory capital and surplus of insurance
  subsidiary.................................  $16,595,497     $27,477,972     $25,098,580
Shareholders' equity of non-insurance
  subsidiaries...............................    2,076,203       2,399,919       2,257,634
Add (deduct):
  Net unrealized holding gain (loss).........     (247,637)        775,188      (5,427,055)
  Deferred policy acquisition costs..........      321,567         209,760         149,926
  Policyholder reserve adjustments...........     (144,495)       (333,383)       (429,487)
  Asset valuation and interest maintenance
     reserve.................................    1,212,445       1,220,336       1,129,787
  Non-admitted assets and other adjustments,
     net.....................................    1,027,421       1,038,838         816,065
  Deferred Federal income taxes..............      948,363         512,350         935,282
                                               -----------     -----------     -----------
          Shareholders' equity per
            accompanying consolidated
            financial statements.............  $21,467,797     $33,300,980     $24,530,732
                                               ===========     ===========     ===========

                                                        YEARS ENDED DECEMBER 31,
                                               -------------------------------------------
                                                  1996            1995            1994
                                               -----------     -----------     -----------
Statutory net income (loss) of insurance
  subsidiary.................................  $(9,321,633)    $ 4,569,765     $ 4,989,122
Net income (loss) of non-insurance
  subsidiaries...............................     (223,951)       (220,452)        222,831
Add (deduct):
  Policyholder reserves......................      188,888          96,104          73,615
  Deferred Federal income tax expense
     (benefit)...............................       36,673         (23,592)       (524,411)
  Deferred policy acquisition costs..........      111,807          59,834          60,116
  Net change in interest maintenance
     reserve.................................      (80,149)         22,948          (7,512)
                                               -----------     -----------     -----------
     Net income (loss) per accompanying
       consolidated financial statements.....  $(9,288,365)    $ 4,504,607     $ 4,813,761
                                               ===========     ===========     ===========

     Central has filed annual financial statements with the Ohio Department of Insurance (ODI) prepared on the basis of accounting practices prescribed or permitted by such regulatory authorities. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general and administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed. Central's statutory accounting practices are all prescribed by the ODI.

     The Ohio Department of Insurance imposes risk-based capital (RBC) requirements on insurance enterprises, including Central. The RBC Model serves as a benchmark for the regulation of life insurance companies by state insurance regulators and provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk);
(b) the risk of adverse insurance experience with respect to the company's liabilities and obligations (insurance or underwriting risk); (c) the interest rate risk with respect to the company's business (asset/liability matching); and, (d) all other

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

business risks (management, regulatory action, and contingencies). The amount determined under such formulas is called the Authorized Control Level RBC (ACL).

     The RBC guidelines define specific capital levels based on a company's ACL that are determined by the ratio of the company's total adjusted capital (TAC) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACL; "Regulatory Action Level" where TAC is less than or equal to 1.5 ACL; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACL; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACL. Companies at the Company Action Level must submit a RBC financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control. At December 31, 1996, Central's TAC was $17,137,515 or 1.4 times its ACL and accordingly, Central was at the Regulatory Action Level.

     On March 5, 1997, Central filed its RBC financial plan with the Ohio Department of Insurance (ODI) outlining plans for attaining the levels of RBC required to raise the Company's RBC above the Company Action Level. The RBC financial plan identifies the conditions that contributed to the Regulatory Action Level, including underpricing of a new product, PMO, sold primarily in 1995, and state mandated benefits and guaranteed issue. The RBC financial plan also contains corrective actions taken by Central beginning April 1, 1996, including an increase of PMO premium rates, changes in certain policy benefits and the renegotiating of certain provider contracts to produce further cost savings. The PMO plan represented approximately 40% of Central's premiums collected in 1996. Since the PMO plan is monthly business, the rate action taken on April 1, 1996 will not be completed until the end of March 1997. In addition to these corrective actions, the Company has engaged an investment banking firm to assist the Company in its efforts to raise additional capital for Central. Raising of additional capital will be necessary to raise Central's RBC above the Company Action Level within the short term. The ODI has sixty days to notify Central if the RBC financial plan is unsatisfactory. Failure to meet the capital requirements and interim capital targets included in Central's RBC financial plan could expose Central to such actions by the ODI as being placed under regulatory control. Management believes, that Central will be able to meet the plan's capital requirements and interim targets. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     Federal income tax expense (benefit) is composed of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1996             1995            1994
                                                 -----------      ----------      ----------
      Current.................................   $(2,808,912)     $1,419,026      $1,534,817
      Deferred................................       (36,673)         23,592         524,411
                                                 -----------      ----------      ----------
                                                 $(2,845,585)     $1,442,618      $2,059,228
                                                 ===========      ==========      ==========

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35%. Those effects are as follows:

                                                    1996             1995            1994
                                                 -----------      ----------      ----------
      Computed "expected" tax expense
        (benefit).............................   $(4,246,883)     $2,081,529      $2,405,546
      Special life insurance deduction........     1,006,747        (486,193)       (458,228)
      Tax exempt interest.....................       (12,206)        (13,206)        (21,589)
      Change in the beginning-of-the-year
        balance of the valuation allowance for
        deferred tax assets allocated to
        income tax expense....................       (21,953)       (187,513)        397,127
      Tax rate differential...................       121,340         (59,472)        (68,730)
      Accrual adjustment......................       (73,382)         46,026          25,636
      IRS audit adjustment....................            --              --         215,303
      Alternative minimum tax.................       365,000              --        (300,060)
      Other...................................        15,752          61,447        (135,777)
                                                 -----------      ----------      ----------
                                                 $(2,845,585)     $1,442,618      $2,059,228
                                                 ===========      ==========      ==========

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non-deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. Trial of the matter is scheduled to begin June 2, 1997.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                  1996            1995
                                                               ----------      ----------
      Deferred tax assets:
        Deferred acquisition costs..........................   $  581,020      $  666,210
        Net unrealized holding loss.........................       84,197              --
        Difference in reserves established for financial
           statement purposes and those for income tax
           purposes.........................................      732,903         722,530
        Other...............................................      174,949          87,035
                                                               ----------      ----------
             Gross deferred tax assets......................    1,573,069       1,475,775
             Less valuation allowance.......................     (376,858)       (314,614)
                                                               ----------      ----------
                Net deferred assets.........................    1,196,211       1,161,161
                                                               ----------      ----------
      Deferred tax liabilities:
        Net unrealized holding gain.........................           --         399,340
        Bond discount accretion.............................       90,660          74,636
        Difference in book and tax depreciation.............       69,905          47,034
        Other...............................................       87,283         127,801
                                                               ----------      ----------
             Gross deferred tax liabilities                       247,848         648,811
                                                               ----------      ----------
             Deferred tax asset.............................   $  948,363      $  512,350
                                                               ==========      ==========

     The Company establishes a valuation allowance based on its analysis (scheduling) of future deductible amounts. The Company determines a valuation allowance based on their analysis of amounts recoverable in the statutory carryback period and does not consider future taxable income. Fluctuation in the valuation allowance is attributed to changes in the effect of the small life insurance company deduction and to a 100% valuation allowance on the deferred tax benefits on the net unrealized holding loss at December 31, 1996 and no valuation allowance applicable to the deferred tax expense on the net unrealized holding gain at December 31, 1995.

NOTE 6 -- MORTGAGE NOTE PAYABLE

     The Company executed a note payable, in December 1990, for $9,000,000 bearing interest at 9 1/2% per annum for 10 years. The Company received $8,500,000 of the funds in December 1990 and the remaining $500,000 in December 1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30 year amortization schedule, of $75,677 for 10 years. After five years, the Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next five years, assuming no prepayments, are $104,748 in 1997, $115,145 in 1998, $126,572 in 1999, $139,134 in 2000 and $24,496 in 2001, the year the note is due.

NOTE 7 -- LEASES

     Central has operating leases for certain computer processing equipment and laser printing, publishing equipment which expire at various dates through 2000.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     Charges for the leases were $768,352, $1,069,723 and $854,358 for 1996,
1995 and 1994, respectively. Future net minimum payments for the operating leases are as follows:

                  YEARS ENDING DECEMBER 31,    COMPUTER    LASER       TOTAL
                -----------------------------  --------   --------   ----------
                1997.........................  $249,376   $144,720   $  394,096
                1998.........................   95,990     144,720      240,710
                1999.........................    5,610     144,720      150,330
                2000.........................       --      24,120       24,120
                                               --------   --------   ----------
                                               $350,976   $458,280   $  809,256
                                               ========   ========   ==========

NOTE 8 -- EMPLOYMENT CONTRACT

     The Company's employment agreement with its Chief Executive Officer was entered into in 1982 and amended in 1983. The agreement expires December 31, 2001 and calls for annual increases of 11% per year through 1996. The 1996 compensation under the agreement was $966,994. The agreement has a change of control provision, which if exercised, upon such a change would require a lump sum payment for the unexpired term.

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

     The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and group life. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. The overall effect of reinsurance is not material to the Company's financial position or results of operations. Reinsurance treaties in effect at December 31, 1996 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America and Business Men's Assurance Company.

     Central has a $1 million line of credit with a major bank, which was unused as of December 31, 1996 and 1995.

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

NOTE 10 -- STOCK OPTIONS AND STOCK ISSUED

     Outstanding stock options consist of options granted by the Company at prices equal to or above market price on the date of grant. On March 15, 1983, an Incentive Stock Option Plan was adopted. The plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation in the Plan. Also 300,000 options were granted to the CEO in 1984, expiring in 1997, of which 235,000 at $2.83 per share remain outstanding at December 31, 1996. As of December 31, 1996, 1995 and 1994, all options were fully vested, subject to employment. The following table summarizes data regarding all stock options:

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Number of shares subject to options:
  Outstanding at beginning of year.............         322,770          325,970          355,670
     Granted...................................              --               --               --
     Expired/cancelled.........................              --           (3,000)         (16,782)
     Exercised.................................         (20,030)            (200)         (12,918)
                                                   ------------     ------------     ------------
  Outstanding at end of year...................         302,740          322,770          325,970
                                                   ============     ============     ============
  Price range of options exercised.............    $ 2.83-$6.75     $       6.75     $ 2.83-$6.75

     The exercise price of options outstanding at December 31, 1996, were $2.83 and $6.75 per share and those options expire in 1997 and 1998.

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

NOTE 12 -- PENSION PLAN

     The Company adopted a noncontributory pension plan in 1978. The plan is a defined contribution money purchase pension plan with an outside company, covering substantially all full-time employees of age 20 1/2 or more who have completed six months or more of service. Participants in the plan begin vesting after two years of service and are fully vested after seven years. The contribution was approximately $1,214,000 for 1996, $1,137,000 for 1995 and $1,013,000 for 1994.

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

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

and, as applicable, eligible retirees, fund the payment of benefits under the program in amounts and at such times as premium payments or reimbursement of premium payments are incurred.

     The program's net periodic postretirement benefit cost for the reported period is as follows:

                                                             1996          1995
                                                           ---------     ---------
            Service Cost.................................  $  40,000     $  44,000
            Interest Cost................................     36,000        38,000
            Amortization of Transition Obligation........     24,000        24,000
                                                           ---------     ---------
                      Total..............................  $ 100,000     $ 106,000
                                                           =========     =========

The program's funded status as of the reported date is as follows:

                                                                DECEMBER 31,
                                                           -----------------------
                                                             1996          1995
                                                           ---------     ---------
            Accumulated Postretirement Benefit
            Obligation (APBO):
              Retirees...................................         --            --
              Fully Eligible Actives.....................  $(153,000)    $(156,000)
              Other Actives..............................   (332,000)     (354,000)
                                                           ---------     ---------
                      Total APBO.........................   (485,000)     (510,000)
            Assets.......................................         --            --
            Unrecognized Prior Service Cost..............         --            --
            Unrecognized Net Gain........................   (147,000)      (46,000)
            Transition Obligation........................    426,000       450,000
                                                           ---------     ---------
            Prepaid (Accrued) Cost.......................  $(206,000)    $(106,000)
                                                           =========     =========

     The assumed annual health care cost trend rate used to measure the expected cost of benefits under the program is initially 8% (10% in 1995), declining by approximately 1% per annum to an ultimate assumed trend rate of 5% in the year 2003.

     The assumed health care cost trend rates have a significant effect on determining the cost of benefits provided under the program. The effect of a 1% increase in the health care cost trend rates as noted above would be an increase of $17,000 or 22% in the service and interest cost components of net periodic benefit cost for the period reported, and an increase of $89,000 or 18% in the accumulated postretirement benefit obligation amount as of the date reported.

     The discount rate used to measure the program's obligations was 7% in 1996 and 1995.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

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

     The following table presents the revenues and income (loss), on a GAAP basis, attributable to the Company's consolidated industry segments. The Company does not allocate investment assets or identifiable assets by industry segments.

                                              1996             1995             1994
                                          ------------     ------------     ------------
Revenues:
     Group Life and Health..............  $262,509,577     $237,257,385     $228,313,768
     Life Insurance and Annuities.......     2,186,184        2,170,138        1,729,842
     Corporate and Other................       189,834          381,571          157,601
                                          ------------     ------------     ------------
                                          $264,885,595     $239,809,094     $230,201,211
                                          ============     ============     ============
Income (loss) before Federal income
  taxes:
     Group Life and Health..............  $(11,735,521)    $  6,180,636     $  7,577,364
     Life Insurance and Annuities.......      (183,995)        (241,685)        (927,206)
     Corporate and Other................      (214,434)           8,274          222,831
                                          ------------     ------------     ------------
                                          $(12,133,950)    $  5,947,225     $  6,872,989
                                          ============     ============     ============

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

     These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. SFAS 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures:

     INVESTMENT SECURITIES: Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services.

     CASH, SHORT-TERM INVESTMENTS, PREMIUMS RECEIVABLE AND POLICY LOANS: The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     ANNUITY POLICIES: The fair value for the annuity reserves is the amount payable on demand.

                        DECEMBER 31, 1996, 1995 AND 1994
================================================================================

     OTHER POLICYHOLDERS' FUNDS: The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     MORTGAGE NOTE PAYABLE: The carrying amount reported in the consolidated balance sheets for the mortgage note payable approximates its fair value.

     Carrying amount and estimated fair value of financial instruments subject to SFAS 107 are as follows as of December 31:

                                                        1996                        1995
                                              -------------------------   -------------------------
                                               CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                                AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                              -----------   -----------   -----------   -----------
ASSETS
Investments:
  Fixed maturities held to maturity.........  $11,892,925   $11,716,756   $11,995,728   $12,078,666
  Fixed maturities available for sale.......   67,608,937    67,608,937    69,831,327    69,831,327
  Policy loans..............................      111,646       111,646       106,441       106,441
  Short-term investments....................   11,109,910    11,109,910     9,377,285     9,377,285
Cash........................................    8,472,255     8,472,255     9,102,020     9,102,020
Premiums receivable.........................    3,049,026     3,049,026     1,853,105     1,853,105
LIABILITIES
Annuity reserves............................  $23,211,967   $23,143,000   $21,511,411   $20,984,000
Other policyholders' funds..................    6,510,894     6,510,894     5,222,968     5,222,968
Mortgage note payable.......................    8,503,776     8,503,776     8,599,067     8,599,067

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1996 and 1995.

                                              1ST             2ND             3RD             4TH
                                          -----------     -----------     -----------     -----------
1996
Revenues................................  $63,086,810     $66,707,618     $67,816,843     $67,274,324
Benefits and expenses...................   67,325,567      70,083,925      70,004,555      69,605,498
Net (loss)..............................   (3,398,757)     (2,669,828)     (1,665,339)     (1,554,441)
(Loss) per share........................         (.80)           (.63)           (.40)           (.37)
                                          ===========     ===========     ===========     ===========
1995
Revenues................................  $58,675,479     $59,458,791     $60,176,963     $61,497,861
Benefits and expenses...................   57,099,579      57,569,824      58,092,593      61,099,873
Net income..............................    1,100,900       1,289,967       1,272,370         841,370
Earnings per share......................          .26             .31             .30             .20
                                          ===========     ===========     ===========     ===========

                                                                      SCHEDULE I

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996
============================================================================================
                  COLUMN A                        COLUMN B        COLUMN C        COLUMN D
--------------------------------------------------------------------------------------------

                                                                                  AMOUNT ON
                                                                                   BALANCE
             TYPE OF INVESTMENT                     COST            VALUE           SHEET
--------------------------------------------------------------------------------------------
FIXED MATURITIES -- HELD TO MATURITY
U.S. Treasury securities.....................    $ 7,566,238     $ 7,447,812     $ 7,566,238
Mortgage-backed securities...................      4,326,687       4,268,944       4,326,687
FIXED MATURITIES -- AVAILABLE FOR SALE
U.S. Treasury securities.....................      9,555,383       9,715,188       9,715,188
U.S. Agencies................................      5,885,671       5,906,617       5,906,617
Obligations of states, municipalities and
  political subdivisions.....................        600,000         597,246         597,246
Corporate bonds..............................     26,284,461      26,096,656      26,096,656
Foreign bonds................................      1,537,836       1,523,080       1,523,080
Mortgage-backed securities...................     23,993,223      23,770,150      23,770,150
                                                 -----------     -----------     -----------
  Total fixed maturities.....................    $79,749,499     $79,325,693     $79,501,862
                                                                 ===========
                                                 -----------                     -----------
Policy loans.................................        111,646                         111,646
Short-term investments.......................     11,109,910                      11,109,910
                                                 -----------                     -----------
  Total investments..........................    $90,971,055                     $90,723,418
                                                 ===========                     ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                                 BALANCE SHEETS
================================================================================

                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                  1996            1995
                                                               -----------     -----------
ASSETS
Investments in subsidiaries*...............................    $19,723,504     $31,430,682
Property and equipment.....................................      9,707,808       9,943,485
Cash.......................................................        138,937         305,011
Other......................................................        460,061         238,108
                                                               -----------     -----------
                                                               $30,030,310     $41,917,286
                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable.........................................    $    58,737     $    17,239
  Mortgage note payable....................................      8,503,776       8,599,067
                                                               -----------     -----------
                                                                 8,562,513       8,616,306
                                                               -----------     -----------

Shareholders' equity:
  Common stock.............................................      2,072,586       2,018,750
  Paid-in capital..........................................      4,005,819       3,476,940
  Net unrealized holding gain (loss).......................       (247,637)        775,188
  Retained earnings........................................     15,637,029      27,030,102
                                                               -----------     -----------
                                                                21,467,797      33,300,980
                                                               -----------     -----------
                                                               $30,030,310     $41,917,286
                                                               ===========     ===========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
================================================================================

                                                          YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1996            1995           1994
                                                 ------------     ----------     ----------
Revenues:
  Dividend from subsidiaries*................    $  1,500,000     $1,900,000     $1,500,000
  Inter-company fees*........................       1,210,000      1,170,000      1,434,000
  Other investment income....................              --         25,000         28,718
                                                 ------------     ----------     ----------
                                                    2,710,000      3,095,000      2,962,718
                                                 ------------     ----------     ----------
Operating expenses...........................       1,314,012      1,443,282      1,290,738
Federal income tax expense...................              --             --          8,790
                                                 ------------     ----------     ----------
Income before equity in earnings of
  subsidiaries...............................       1,395,988      1,651,718      1,663,190
Equity in earnings (losses) of subsidiaries
  (net of dividends).........................     (10,684,353)     2,852,889      3,150,571
                                                 ------------     ----------     ----------
               Net income (loss).............    $ (9,288,365)    $4,504,607     $4,813,761
                                                 ============     ==========     ==========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
================================================================================

                                                          YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1996            1995            1994
                                                 -----------     -----------     -----------
Cash Flows From Operating Activities:
Net income before equity in subsidiaries*....    $ 1,395,988     $ 1,651,718     $ 1,663,190
  Change in accounts payable.................         41,498          (6,591)          1,538
  Depreciation...............................        444,052         444,052         438,141
  Change in other assets.....................       (221,953)        (20,424)         14,076
                                                 -----------     -----------     -----------
Net cash provided by operating activities....      1,659,585       2,068,756       2,116,945
                                                 -----------     -----------     -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment.........       (208,375)         (2,000)       (177,400)
                                                 -----------     -----------     -----------
Net cash used in investing activities........       (208,375)         (2,000)       (177,400)
                                                 -----------     -----------     -----------
Cash Flows From Financing Activities:
  Dividends Paid.............................     (2,104,708)     (1,937,952)     (1,772,615)
  Issuance of common stock...................        582,715           1,350          59,745
  Decrease in mortgage payable...............        (95,291)        (86,687)        (78,860)
                                                 -----------     -----------     -----------
Net cash used in financing activities........     (1,617,284)     (2,023,289)     (1,791,730)
                                                 -----------     -----------     -----------
Net increase (decrease) in cash..............       (166,074)         43,467         147,815
Cash at beginning of year....................        305,011         261,544         113,729
                                                 -----------     -----------     -----------
Cash at end of year..........................    $   138,937     $   305,011     $   261,544
                                                 ===========     ===========     ===========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
================================================================================

           COLUMN A                  COLUMN B         COLUMN C         COLUMN D         COLUMN E         COLUMN F         COLUMN G
------------------------------------------------------------------------------------------------------------------------------------

                                                       FUTURE           OTHER                                             BENEFITS
                                     DEFERRED          POLICY           POLICY                                             CLAIMS
                                      POLICY         BENEFITS,          CLAIMS                             NET            LOSSES &
                                   ACQUISITION         LOSSES         & BENEFITS        PREMIUM         INVESTMENT       SETTLEMENT
            SEGMENT                    COST          AND CLAIMS        PAYABLE          REVENUE           INCOME          EXPENSES
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
  Group life and health........      $     --       $ 8,025,093      $42,889,233      $257,495,315      $5,014,262      $202,074,527
  Life insurance and
    Annuities..................       321,567        25,388,607           19,832          680,022        1,506,163        1,602,705
  Corporate and other..........            --           328,119               --               --          180,316               --
                                     --------       -----------      -----------      ------------      ----------      ------------
        Total..................      $321,567       $33,741,819      $42,909,065      $258,175,337      $6,700,741      $203,677,232
                                     ========       ===========      ===========      ============      ==========      ============

Year ended December 31, 1995:
  Group life and health........      $     --       $ 6,632,320      $35,095,967      $232,637,514      $4,619,871      $163,799,410
  Life insurance and
    Annuities..................       209,760        23,228,579           29,500          531,015        1,639,123        1,673,193
  Corporate and other..........            --           331,156               --               --          195,044               --
                                     --------       -----------      -----------      ------------      ----------      ------------
        Total..................      $209,760       $30,192,055      $35,125,467      $233,168,529      $6,454,038      $165,472,603
                                     ========       ===========      ===========      ============      ==========      ============

Year ended December 31, 1994:
  Group life...................      $     --       $   116,112      $   236,500      $ 4,828,115       $   13,576      $ 1,457,160
  Group accident and health....            --         6,511,021       34,837,000      217,731,794        4,925,857      151,715,281
  Annuities....................            --        18,883,495               --               --        1,143,151        1,101,771
  Other........................       149,926         1,986,257          146,492        1,119,162          433,343          983,348
                                     --------       -----------      -----------      ------------      ----------      ------------
        Total..................      $149,926       $27,496,885      $35,219,992      $223,679,071      $6,515,927      $155,257,560
                                     ========       ===========      ===========      ============      ==========      ============

           COLUMN A                COLUMN H         COLUMN I
-------------------------------
                                  AMORTIZA-
                                   TION OF
                                   DEFERRED
                                 ACQUISITION       OPERATING
            SEGMENT                 COSTS           EXPENSES
-------------------------------
Year ended December 31, 1996:
  Group life and health........    $     --       $72,170,571
  Life insurance and
    Annuities..................     111,807           767,475
  Corporate and other..........          --           292,460
                                   --------       -----------
        Total..................    $111,807       $73,230,506
                                   ========       ===========
Year ended December 31, 1995:
  Group life and health........    $     --       $67,333,980
  Life insurance and
    Annuities..................      59,834           542,956
  Corporate and other..........          --           452,496
                                   --------       -----------
        Total..................    $ 59,834       $68,329,432
                                   ========       ===========
Year ended December 31, 1994:
  Group life...................    $     --       $ 2,183,583
  Group accident and health....          --        64,449,683
  Annuities....................          --           798,322
  Other........................      60,116           578,958
                                   --------       -----------
        Total..................    $ 60,116       $68,010,546
                                   ========       ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
===============================================================================================================
           COLUMN A                  COLUMN B         COLUMN C        COLUMN D        COLUMN E       COLUMN F
---------------------------------------------------------------------------------------------------------------

                                                                                                     PERCENTAGE
                                                      CEDED TO        ASSUMED                        OF AMOUNT
                                      GROSS             OTHER        FROM OTHER         NET           ASSUMED
                                      AMOUNT          COMPANIES      COMPANIES         AMOUNT         TO NET
---------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996:
  Life insurance in force.....    $1,293,673,000     $80,895,000             --     $1,212,778,000         --
                                  ==============     ===========     ==========     ============   ============

  Premiums:
    Life insurance............    $    7,829,103     $   113,910             --     $  7,715,193           --
    Accident and health
      insurance...............       252,246,994       1,786,850             --      250,460,144           --
                                  --------------     -----------     ----------     ------------   ------------
                                  $  260,076,097     $ 1,900,760             --     $258,175,337           --
                                  ==============     ===========     ==========     ============   ============

Year ended December 31, 1995:
  Life insurance in force.....    $1,175,823,000     $50,751,000             --     $1,125,072,000         --
                                  ==============     ===========     ==========     ============   ============

  Premiums:
    Life insurance............    $    5,845,546     $    78,003             --     $  5,767,543           --
    Accident and health
      insurance...............       228,954,869       1,553,883             --      227,400,986           --
                                  --------------     -----------     ----------     ------------   ------------
                                  $  234,800,415     $ 1,631,886             --     $233,168,529           --
                                  ==============     ===========     ==========     ============   ============

Year ended December 31, 1994:
  Life insurance in force.....    $1,012,860,000     $41,424,000             --     $971,436,000           --
                                  ==============     ===========     ==========     ============   ============

  Premiums:
    Life insurance............    $    5,283,232     $    65,498             --     $  5,217,734           --
    Accident and health
      insurance...............       220,147,427       1,686,090             --      218,461,337           --
                                  --------------     -----------     ----------     ------------   ------------
                                  $  225,430,659     $ 1,751,588             --     $223,679,071           --
                                  ==============     ===========     ==========     ============   ============

                 See accompanying independent auditors' report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 6, 1997, as well as Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 6, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 6, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement to Shareholders in connection with its annual meeting of Shareholders to be held on May 6, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Central Reserve Life Corporation and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 1996 and 1995.

        Consolidated Statements of Operations -- Years ended December 31, 1996,
           1995 and 1994.

        Consolidated Statements of Shareholders' Equity -- Years ended December
           31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows -- Years ended December 31, 1996,
           1995 and 1994.

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

         *22   -- Subsidiaries

          27   -- Financial Data Schedule

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

     (c) Financial statements are on pages 15 to 18.
---------------
 *Incorporated by reference from Registrant's Report on Form 10-K filed on March
  12, 1992, file number
  0-8483 and made a part hereof by such reference.
**Incorporated by reference from Registrant's Report on Form 10-K filed on March
  25, 1993, file number
  0-8483 and made a part hereof by such reference.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CENTRAL RESERVE LIFE CORPORATION

                                                         By:   /s/ FRED LICK, JR.
                                             -------------------------------------------------
                                                         Fred Lick, Jr., President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    DATE                                  SIGNATURE AND CAPACITY
----------------------------------------------------------------------------------------------

       March 7, 1997                         By:   /s/ FRED LICK, JR.
                                             -------------------------------------------------
                                                 Fred Lick, Jr., Chairman of the Board of
                                                                 Directors
                                                President, and Principal Executive Officer

       March 7, 1997                         By:   /s/ FRANK W. GRIMONE
                                                  --------------------------------------------
                                             Frank W. Grimone, Senior Executive Vice President
                                             and Principal Financial and Accounting Officer

       March 7, 1997                         By:   /s/ ROBERT E. BRUCE
                                                  --------------------------------------------
                                             Robert E. Bruce, Director

       March 7, 1997                         By:   /s/ WILLIAM E. GERSTENSLAGER
                                                  --------------------------------------------
                                             William E. Gerstenslager, Director

       March 7, 1997                         By:   /s/ E. LAWRENCE HENDERSHOT
                                                  --------------------------------------------
                                             E. Lawrence Hendershot, Director

       March 7, 1997                         By:   /s/ JOHN L. MCKEAN
                                                  --------------------------------------------
                                             John L. McKean, Director

       March 7, 1997                         By:   /s/ JOHN F. NOVATNEY, JR.
                                                  --------------------------------------------
                                             John F. Novatney, Jr., Director

       March 7, 1997                         By:   /s/ DAVID L. ROSSIO
                                                  --------------------------------------------
                                             David L. Rossio, Director

       March 7, 1997                         By:   /s/ THOMAS D. SCHULTE
                                                  --------------------------------------------
                                             Thomas D. Schulte, Director

       March 7, 1997                         By:   /s/ ROBERT K. SMITH
                                                  --------------------------------------------
                                             Robert K. Smith, Director

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