Form 10-Q
period 1997-03-31
CENTRAL RESERVE LIFE CORP
filed 1997-05-13
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                           34-1017531
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  17800 ROYALTON ROAD, STRONGSVILLE, OHIO 44136
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 572-2400
                                                           ----------------

                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )
    ---    ---

The number of shares outstanding of the registrant's Common stock at March 31, 1997 was 4,145,172.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS
-------           --------------------

  A.              Consolidated Condensed Balance Sheets

  B.              Consolidated Condensed Statements of Operations

  C.              Consolidated Condensed Statements of Cash Flows

  D.              Notes to Consolidated Condensed Financial Statements

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                 March 31            December 31
                                                                   1997                 1996
                                                               -------------       ---------------
                                                               (Unaudited)
ASSETS

Investments:
   Fixed maturities held to maturity, at amortized cost      $   11,897,198      $   11,892,925
   Fixed maturities available for sale, at fair value            68,078,642          67,608,937
                                                               -------------       -------------
                Total fixed maturities                           79,975,840          79,501,862
   Policy loans                                                     114,383             111,646
   Short-term investments, at cost which approximate market       6,013,525          11,109,910
                                                               -------------       -------------
                Total investments                                86,103,748          90,723,418
Cash                                                              8,623,108           8,472,255
Accrued investment income                                         1,158,449             988,536
Premiums receivable                                               3,167,694           3,049,026
Property and equipment, at cost                                  10,981,394          11,196,987
Deferred federal income taxes                                       948,363             948,363
Federal income taxes recoverable                                  2,720,530           2,245,530
Other assets                                                      2,366,950           1,764,582
                                                               -------------       -------------
                                                             $  116,070,236      $  119,388,697
                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits, losses and claims                 $   33,301,136      $   33,741,819
   Other policy claims and benefits payable                      43,003,683          42,909,065
   Other policyholders' funds                                     7,564,142           6,510,894
   Other liabilities                                              5,043,428           6,255,346
                                                               -------------       -------------
                                                                 88,912,389          89,417,124

Mortgage note payable                                             8,478,511           8,503,776
                                                               -------------       -------------
                Total liabilities                                97,390,900          97,920,900
                                                               -------------       -------------

Commitments and contingencies
Shareholders' equity:
   Non-Voting Preferred shares, no par value                        -                  -
   Common shares, no par value, stated value $.50                 2,072,586           2,072,586
   Additional paid-in capital                                     4,005,819           4,005,819
   Net unrealized holding gain (loss)                            (1,208,073)           (247,637)
   Retained earnings                                             13,809,004          15,637,029
                                                               -------------       -------------
                Total shareholders' equity                       18,679,336          21,467,797
                                                               -------------       -------------
                                                             $  116,070,236      $  119,388,697
                                                               =============       =============

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                    March 31
                                                             1997               1996
                                                         ------------        ------------

REVENUES

Premiums                                               $  67,224,069       $  61,397,347
Net investment income                                      1,624,855           1,689,206
Net realized investment gains                                    850                 257
                                                         ------------        ------------
                                                          68,849,774          63,086,810
                                                         ------------        ------------

BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses          53,204,489          50,125,564
Commissions                                                9,184,864           8,474,159
Other operating expenses                                   8,763,446           8,725,844
                                                         ------------        ------------
                                                          71,152,799          67,325,567
                                                         ------------        ------------

Income (loss) before federal income taxes                 (2,303,025)         (4,238,757)
Federal income tax expense (benefit)                        (475,000)           (840,000)
                                                         ============        ============
Net income (loss)                                      $  (1,828,025)      $  (3,398,757)
                                                         ============        ============


Basic earnings (loss) per share                               $ (.44)             $ (.84)

Diluted earnings (loss) per share                             $ (.43)             $ (.80)


                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                       March 31
                                                               1997             1996
                                                        ---------------    -------------

INSURANCE COMPANY ACTIVITIES

Cash provided by (used by) operating activities           $(3,678,354)     $(3,314,841)


Purchases of investments                                   (2,681,255)      (3,298,155)
Sales or maturities of investments                          6,385,432        3,649,923
Purchase of property and equipment                                 --          (79,450)
Dividends paid                                                     --         (500,000)



                                                          -----------      -----------
Increase (decrease) in cash from insurance activities          25,823       (3,542,523)
                                                          -----------      -----------


NON-INSURANCE ACTIVITIES

Dividends from subsidiaries                                        --          500,000
Dividends paid to shareholders                                     --         (524,875)
Other, net                                                    125,030          192,712
                                                          -----------      -----------


Increase from non-insurance activities                        125,030          167,837
                                                          -----------      -----------

Cash at beginning of period                                 8,472,255        9,102,020
                                                          ===========      ===========
Cash at end of period                                     $ 8,623,108      $ 5,727,334
                                                          ===========      ===========

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

     D.  Notes to Consolidated Condensed Financial Statements
         ----------------------------------------------------

1. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as certain information and footnote disclosures required to be included with financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted.

2. The consolidated condensed balance sheets at March 31, 1997 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1997 and 1996 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months then ended and cash flows for the three months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central Reserve Life Insurance Company, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. Trial of the matter is scheduled to begin June 2, 1997.

4. The Ohio Department of Insurance imposes risk-based capital (RBC) requirements on insurance enterprises, including the Company's subsidiary Central Reserve Life Insurance Company (Central). The RBC Model serves as a benchmark for the regulation of life insurance companies by state insurance regulators and provides for targeted surplus levels based on formulas which specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk, and are set forth in the RBC requirements. Such formulas focus on four general types of risk: (a) the risk with respect to the company's assets (asset or default risk); (b) the risk of adverse insurance experience with respect to the company's liabilities and obligations (insurance or underwriting risk);
     (c) the interest rate risk with respect to the company's business (asset/liability matching); and, (d) all other business risks (management, regulatory action, and contingencies). The amount determined under such formulas is called the Authorized Control Level RBC (ACL).

     The RBC guidelines define specific capital levels based on a company's ACL, that are determined by the ratio of the company's total adjusted capital
     (TAC) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The specific capital levels, in declining order, and applicable ratios are generally as follows: "Company Action Level" where TAC is less than or equal to 2.0 times ACL; "Regulatory Action Level" where TAC is less than or equal to 1.5 ACL; "Authorized Control Level" where TAC is less than or equal to 1.0 times ACL; and, "Mandatory Control Level" where TAC is less than or equal to 0.7 times ACL. Companies at the Company Action Level must submit a RBC financial plan to the insurance commissioner of the state of domicile. Companies at the Regulatory Action Level are subject to a mandatory examination or analysis by the commissioner and possible required corrective actions. At the Authorized Control Level, a company is subject to, among other things, the commissioner placing it under regulatory control. At the Mandatory Control Level, the insurance commissioner is required to place a company under regulatory control. At December 31, 1996, Central's TAC was $17,137,515 or
     1.4 times its ACL and accordingly, Central was at the Regulatory Action Level. The RBC calculation is done annually.

     On March 5, 1997, Central filed its RBC financial plan with the Ohio Department of Insurance (ODI) outlining plans for attaining the levels of RBC required to raise the Company's RBC above the Company Action Level. The RBC financial plan identifies the conditions that contributed to the Regulatory Action Level, including underpricing of a new product, PMO, sold primarily in 1995, and state mandated benefits and guaranteed issue. The RBC financial plan also contains corrective actions taken by Central beginning April 1, 1996, including an increase of PMO premium rates, changes in certain policy benefits and the renegotiating of certain provider contracts to produce further cost savings. The PMO plan represented approximately 40% of Central's premiums collected in 1996. Since the PMO plan is monthly business, the rate action taken on April 1, 1996 will not be completed until the end of March 1997. In addition to these corrective actions, the Company had engaged an investment banking firm to assist the Company is its efforts to raise additional capital for Central. Raising of additional capital will be necessary to raise Central's RBC above the Company Action Level within the short term. The ODI notified Central that the action plan submitted was acceptable for implementation, subject to examination of Central's 1996 year-end claim reserves and current premium rate levels. Failure to meet the capital requirements and interim capital targets included in Central's RBC financial plan could expose Central to such actions by the ODI as being placed under regulatory control. Management believes, that Central will be able to meet the plan's capital requirements and interim targets. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the full year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased approximately 3% for the period ended March 31, 1997. Central primarily invests in bonds which amounts to about 69% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 97% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of about $17 million which have a ready market) amounted to about 16% of total assets. In accordance with SFAS 115 the Company recorded unrealized losses of $1,208,073 at March 31, 1997, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to unrealized losses of $247,637 at December 31, 1996. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

     Reserves and accruals for future claim payments decreased slightly from $76,650,884 at December 31, 1996 to $76,304,819 at March 31, 1997, due to a
slight decrease in the annuity reserves. Shareholders' equity decreased to $18,679,336 at March 31, 1997 after a $960,436 net decrease due to the SFAS 115 adjustment.

     CAPITAL RESOURCES: Central suffered a large decrease in its statutory capital and surplus to $16,595,497 at December 31, 1996 from $27,477,972 at December 31, 1995. The decrease was primarily due to the $9,321,633 statutory loss, after tax benefits of $2,810,830. This decrease caused Central to fall under the regulatory action level (RAL) imposed by the Ohio Department of Insurance under the recently adopted Risk-Based Capital (RBC) requirements on insurance enterprises (see note 4). Central's adjusted capital, under the RBC standards, which is only calculated at year end, at December 31, 1996, was $17,137,515 and the RAL was $18,508,044 at December 31, 1996. Central is required to, and did, submit a RBC financial plan to the Ohio Department of Insurance reflecting certain projections and steps to be taken to return the adjusted capital to the required levels. The statutory capital and surplus was $14,751,927 at March 31, 1997. The Company is exploring opportunities to raise capital to contribute to Central and has engaged an investment banking firm to assist and advise them in this matter.

     RESULTS OF OPERATIONS: During the three months ending March 31, 1997, premiums increased to $67,224,069 compared to $61,397,347 for the same period last year. This represents a 9% increase in 1997 over 1996 as compared to an 8% increase in 1996 over 1995. The increase, which was primarily due to rate renewals, is again, in the group health division, which accounts for approximately 99% of the premiums. Net certificates in force for the three months ending March 31, 1997 decreased 4,704 from December 31, 1996 to 111,600 or 4%, compared to a 3% increase for the same period in 1996. Lapses were 12,670 in 1997 up about 50% from 8,442 in 1996. New certificates issued during the first quarter of 1997 were 7,966 compared to 12,020 for the same quarter in 1996. The main reason for the decrease in new certificates is the ongoing efforts of the agents to retain existing business in the renewal cycle which has taken time and efforts away from marketing new products. The larger than normal increase in lapses was primarily due to the conversion of several older products in three states and a large rate increase for first quarter renewals that were prior to the April 1, 1996 rate renewal action.

     Net investment income decreased about 4% to $1,624,855 for the quarter ending March 31, 1997 compared to $1,689,206 in 1996, which was a 3% increase. A decrease of 5% in investments was the primary reason for the lower investment income.

     Policy benefits, claims, losses and settlement expenses increased 6% to $53,204,489 for the first quarter in 1997 compared to $50,125,564, or an increase of 24% in 1996. The incurred loss ratio for the quarter was 79.1% in 1997 compared to 81.6% in 1996. Approximately $1 million of the increase in 1996 was due to charges for surrenders of annuity policies. The major reason for the higher claims continues to be high utilization and state mandates, along with the 1995 underpriced business. During the first quarter of 1997 the rate renewal actions that were started April 1, 1996 continued as it was the last quarter of the first twelve month cycle for rate renewal increases on the 1995 block of business. The claims level appears to have stabilized, indicating the renewal actions are working. However, as part of the renewal plan certain conversion actions were taken for older policies, which along with regular rate renewal increases caused a higher lapse ratio during the first quarter of 1997. A run-off of claims from these policies also increased the loss ratio for the period.

     Commissions increased about 8% to $9,184,864 for the quarter ending March 31, 1997 compared to $8,474,159 for the same quarter in 1996. The ratio to premiums, however, was 13.7% in 1997 and 13.8% in 1996.

     Other operating expenses increased slightly to $8,763,446 in the first quarter of 1997 as compared to $8,725,844 or a 6% increase in 1996. The main areas for expenses continue to be payroll, postage and printing.

     The Company incurred a net loss of $1,828,025 ($.44 per share) for the first quarter ending March 31, 1997 down 46% from $3,398,757 ($.84 per share) in the same quarter in 1996. As indicated, the primary reason for the loss was in the claims area.

     The book value per share at March 31, 1997 was $4.51 ($4.80 before unrealized losses) compared to $5.18 ($5.24 before unrealized gains) at December 31, 1996.

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



                  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                  ----------------------------------------


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


                        CENTRAL RESERVE LIFE CORPORATION


Date:     May 12, 1997                    By:    Frank W. Grimone
     --------------------                    --------------------
                                              Frank W. Grimone
                                              Executive Vice President


Date:     May 12, 1997                    By:    Frank W. Grimone
     --------------------                    --------------------
                                              Frank W. Grimone
                                              Principal Financial Officer and
                                              Chief Accounting Officer