Form 10-Q
period 1997-06-30
CENTRAL RESERVE LIFE CORP
filed 1997-08-19
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                                       34-1017531
       -------------------------------                      ------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                  17800 ROYALTON ROAD, STRONGSVILLE, OHIO 44136
               -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (216) 572-2400
                                                          ---------------

                              ____________________




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)          No ( )

The number of shares outstanding of the registrant's Common stock at June 30, 1997 was 4,195,172.

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

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                               JUNE 30           DECEMBER 31
                                                                 1997               1996
                                                           -------------        -------------
                                                             (UNAUDITED)
ASSETS

Investments:

Fixed maturities held to maturity, at amortized cost      $   11,897,402       $   11,892,925
Fixed maturities available for sale, at fair value            65,847,112           67,608,937
                                                           -------------        -------------
                    Total fixed maturities                    77,744,514           79,501,862
Policy loans                                                     116,917              111,646
Short-term investments, at cost which approximate market      12,981,002           11,109,910
                                                           -------------        -------------
                    Total investments                         90,842,433           90,723,418
Cash                                                           8,298,954            8,472,255
Accrued investment income                                        962,295              988,536
Premiums receivable                                            2,818,754            3,049,026
Property and equipment, at cost                               10,628,466           11,196,987
Deferred federal income taxes                                    948,363              948,363
Federal income taxes recoverable                               1,146,000            2,245,530
Other assets                                                   3,507,842            1,764,582
                                                           -------------        -------------
                                                          $  119,153,107       $  119,388,697
                                                           =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits, losses and claims             $   33,604,362       $   33,741,819
    Other policy claims and benefits payable                  43,003,513           42,909,065
    Other policyholders' funds                                 7,415,211            6,510,894
    Other liabilities                                          5,159,178            6,255,346
                                                           -------------        -------------
                                                              89,182,264           89,417,124
Note payable                                                   5,200,000                   --
Mortgage note payable                                          8,452,641            8,503,776
                                                           -------------        -------------
                    Total liabilities                        102,834,905           97,920,900
                                                           -------------        -------------

Commitments and contingencies
Shareholders' equity:
    Non-Voting Preferred shares, no par value                         --                   --
    Common shares, no par value, stated value $.50             2,097,586            2,072,586
    Additional paid-in capital                                 4,122,319            4,005,819
    Net unrealized holding gain (loss)                          (162,608)            (247,637)
    Retained earnings                                         10,260,905           15,637,029
                                                           -------------        -------------
                    Total shareholders' equity                16,318,202           21,467,797
                                                           -------------        -------------
                                                          $  119,153,107       $  119,388,697
                                                           =============        =============

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                     JUNE 30             JUNE 30            JUNE 30              JUNE 30
                                                       1997               1996                1997                1996
                                                 ---------------     --------------     ---------------     ----------------

REVENUES

Premiums                                          $   64,896,072      $  65,110,506      $  132,120,141      $   126,507,853
Net investment income                                  1,592,919          1,589,963           3,217,774            3,279,169
Net realized investment gains                             22,476              7,149              23,326                7,406
                                                  ---------------     --------------     ---------------     ----------------
                                                      66,511,467         66,707,618         135,361,241          129,794,428
                                                  ---------------     --------------     ---------------     ----------------

BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses      51,696,958         51,556,074         104,901,447          101,681,638
Commissions                                            8,901,410          8,849,137          18,086,274           17,323,296
Other operating expenses                              10,132,198          9,678,714          18,895,644           18,404,558
                                                 ---------------     --------------     ---------------     ----------------
                                                      70,730,566         70,083,925         141,883,365          137,409,492
                                                 ---------------     --------------     ---------------     ----------------


Income (loss) before federal income taxes             (4,219,099)        (3,376,307)         (6,522,124)          (7,615,064)
Federal income tax expense (benefit)                    (671,000)          (706,479)         (1,146,000)          (1,546,479)
                                                 ===============     ==============     ===============     ================
Net income (loss)                                $    (3,548,099)    $   (2,669,828)    $   (5,376,124)     $    (6,068,585)
                                                 ===============     ==============     ===============     ================


Weighted average shares outstanding                    4,274,285          4,220,069           4,266,284            4,224,552

                                                 ===============     ==============     ===============     ================
Net (loss) per share                             $          (.83)    $         (.63)    $        (1.26)     $         (1.43)
                                                 ===============     ==============     ===============     ================



                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                       SIX MONTHS ENDED
                                                                           JUNE 30
                                                                   1997                 1996
                                                              --------------      ---------------


INSURANCE COMPANY ACTIVITIES
Cash provided by (used by) operating activities                $ (7,523,363)   $ (3,406,359)


Purchases of investments                                         (3,157,783)     (9,890,254)
Sales or maturities of investments                                5,105,210      11,476,943
Purchase of property and equipment                                       --        (167,055)
Dividends paid                                                           --      (1,000,000)
Paid in capital                                                   5,000,000              --


                                                                -----------    ------------
Increase (decrease) in cash from insurance company activities      (575,936)     (2,986,725)
                                                                -----------    ------------


NON-INSURANCE COMPANY ACTIVITIES

Capital contribution to subsidiary                               (5,000,000)             --
Note payable                                                      5,200,000              --
Dividends from subsidiaries                                              --       1,000,000
Dividends paid to shareholders                                           --      (1,051,050)
Other, net                                                          202,635        (244,834)
                                                                -----------    ------------


Increase from non-insurance company activities                      402,635        (295,884)
                                                                -----------    ------------


Cash at beginning of period                                       8,472,255       9,102,020
                                                                -----------    ------------
Cash at end of period                                           $ 8,298,954     $ 5,819,411
                                                                ===========    ============



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

2. The consolidated condensed balance sheets at June 30, 1997 and the consolidated condensed statements of operations and cash flows for the six months ended June 30, 1997 and 1996 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six months then ended and cash flows for the six months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central Reserve Life Insurance Company, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. On June 2, 1997 the case was continued and the stipulation of facts are to be submitted in August 1997.

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

     On March 5, 1997, Central filed its RBC financial plan with the Ohio Department of Insurance (ODI) outlining plans for attaining the levels of RBC required to raise the Company's RBC above the Company Action Level. The RBC financial plan identifies the conditions that contributed to the Regulatory Action Level, including underpricing of a new product, PMO, sold primarily in 1995, and state mandated benefits and guaranteed issue. The RBC financial plan also contains corrective actions taken by Central beginning April 1, 1996, including an increase of PMO premium rates, changes in certain policy benefits and the renegotiating of certain provider contracts to produce further cost savings. The PMO plan represented approximately 40% of Central's premiums collected in 1996. Since the PMO plan is monthly business, the rate action taken on April 1, 1996 will not be completed until the end of March 1997. In addition to these corrective actions, the Company had engaged an investment banking firm to assist the Company in its efforts to raise additional capital for Central. Raising of additional capital will be necessary to raise Central's RBC above the Company Action Level within the short term. The ODI notified Central that the action plan submitted was acceptable for implementation, subject to examination of Central's 1996 year-end claim reserves and current premium rate levels. That examination was completed by ODI with no specific action required at this time. Failure to meet the capital requirements and interim capital targets included in Central's RBC financial plan could expose Central to such actions by the ODI as being placed under regulatory control. In line with the Company's plans to raise additional capital for Central, it borrowed $5,200,000 in June 1997, from a bank and contributed $5,000,000 to Central. The note payable is due December 31, 1997 and the rate of interest is at prime. Management believes, that Central will be able to meet the plan's capital requirements and interim targets. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. Because the Company reported a loss for the quarter and period ending June 30, 1997, no material change is expected in reported loss per share.

6. The results of operations for the six months ending June 30, 1997 are not necessarily indicative of the results for the full year.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased slightly to $119,153,107 for the period ending June 30, 1997. Central primarily invests in bonds which amounts to about 65% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 97% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of about $22 million which have a ready market) amounted to about 22% of total assets. In accordance with SFAS 115 the Company recorded unrealized losses of $162,608 at June 30, 1997, to reflect the reporting of certain investments at fair value which was lower than amortized cost. This compares to unrealized losses of $247,637 at December 31, 1996. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

     Reserves and accruals for future claim payments decreased slightly from $76,650,884 at December 31, 1996 to $76,607,875 at June 30, 1997, primarily due to a decrease in the annuity reserves. Shareholders' equity decreased to $16,318,202 at June 30, 1997 after the net loss of $5,376,124 for the period and a change of $85,029, due to the SFAS 115 adjustment.

     CAPITAL RESOURCES: Central suffered a large decrease in its statutory capital and surplus to $16,595,497 at December 31, 1996 from $27,477,972 at December 31, 1995. The decrease was primarily due to the $9,321,633 statutory loss, after tax benefits of $2,810,830. This decrease caused Central to fall under the regulatory action level (RAL) imposed by the Ohio Department of Insurance under the recently adopted Risk-Based Capital (RBC) requirements on insurance enterprises (see note 4). Central's adjusted capital, under the RBC standards (which is only calculated annually), at December 31, 1996, was $17,137,515 and the RAL was $18,508,044 at December 31, 1996. Central is required to, and did, submit a RBC financial plan to the Ohio Department of Insurance reflecting certain projections and steps to be taken to return the adjusted capital to the required levels. In June 1997, the Company negotiated a loan due December 31, 1997, from a bank for $5.2 million and contributed $5 million to the capital and surplus of Central. The statutory capital and surplus of Central was $16,365,148 at June 30, 1997. With the assistance of the investment banking firm it previously retained, the Company is engaged in detailed discussions with entities which are interested in providing Central means of returning adjusted capital to required levels.

Certain of those entitles have expressed an interest in acquiring all of the outstanding stock of, or making a substantial investment in, the Company as part of any such transaction with Central. No agreement has been reached with any such entities.

     RESULTS OF OPERATIONS: During the quarter ending June 30, 1997, premiums decreased slightly to $64,896,072 compared to $65,110,506 or a 12% increase for the same quarter in 1996. For the six month period ending June 30, 1997, premiums increased 4% to $132,120,141 compared to $126,507,853 or 10% for the same six month period in 1996. The increase, which was primarily due to rate renewals, was again, in the group life and health division. Certificates in force at June 30, 1997 were 107,143. This represents a net decrease of 9,161 or 8% compared to a net increase of 7,524 or 4% for the same six month period in 1996. New certificates issued during the six month period ending June 30, 1997, were 15,178, down 36% from 23,565 issued during the same period in 1996. Lapses were 24,339, up 52% for the six month period ending June 30, 1997 compared 16,041 for the same period in 1996. Since Central started implementing more significant rate increases in April 1996, more unprofitable business is terminating faster than new profitable business is being issued. This has been a major factor for the decrease in the number of certificates in force. Management also believes the combination of Central's risk-based capital (RBC) level and the new Kennedy-Kassebaum legislation, effective July 1, 1997, has had a negative impact on sales during the first six months of 1997. With an additional capital infusion into Central, as planned, net certificates in force should increase.

     Net investment income decreased about 2% to $3,217,774 for the six month period ending June 30, 1997 compared to $3,279,169 or an increase of 5% for the same period in 1996. Lower interest rates and a decrease of 2% in fixed maturities invested were the main reasons for the decrease.

     Policy benefits, claims, losses and settlement expenses increased slightly to $51,696,958 for the quarter ending June 30, 1997 compared to $51,556,074 or a 30% increase in the same quarter in 1996. The loss ratio for the quarter ending June 30, 1997 was 79.7% compared to 79.2% for the same quarter in 1996. The decrease in the premiums for the quarter in 1997 was the primary cause for the ratio increase. For the six month period ending June 30, 1997, policy benefits, claims, losses and settlement expenses increased to $104,901,447 or 3% compared to $101,681,638 or 27% for the same six month period in 1996. The loss ratio for the six month period in 1997 was 79.4% compared to 80.4% for the same six month period in 1996. There was no additional increase in the reserve established at June 30, 1997 from the reserve at December 31, 1996, for group accident and health claims, compared to a $4.6 million increase at June 30, 1996. Central has paid and incurred a larger number of prior years claims (1996) during the first six months of 1997 than anticipated when the December 31, 1996 reserves were established. The year end 1996 reserves are estimated to be understated approximately $5 to $6 million. Although a large portion of these claims were paid during the period in 1997, no reserves were released as of June 30, 1997. Also during the six month period ending June 30, 1997, Central paid approximately $13 million in claims on policies that terminated and only received approximately $9 million in premiums during the same period. This run off in claims was attributed to the rate renewal actions taken and the conversion program, for old business, started January 1, 1997 to convert certain policies to a new policy with current rates and benefits. Inventory of claims since year end 1996 has been reduced and claim turn-around time has also been reduced.

     Commissions were 13.7% of premiums for the quarter ending June 30, 1997 compared to 13.6% for the same quarter in 1997. For the six month period ending June 30, 1997 commissions were 13.7% of premiums, the same as in 1996.

     Other operating expenses increased 5% in the second quarter ending June 30, 1997 to $10,132,198 compared with an increase in the second quarter in 1996 of 3% to $9,678,714. For the six month period ending June 30, 1997 other operating expenses increased 3% to $18,895,644 compared to $18,404,558 or a 4% increase for the same period in 1996. The increase in other operating expenses was primarily one time charges in the second quarter of 1997 for payroll expenses related to the claim backlog and printing, postage expenses related to the new Kennedy-Kassebaum legislation effective July 1, 1997 and certain expenses related to the installation of the new computer system. At June 30, 1997 the ratio of other operating expenses to premiums was 14.3% compared to 14.5% at the same time in 1996.

     The Company incurred losses of $3,548,099 ($.83 per share) for the quarter and $5,376,124 ($1.26 per share) for the six months ending June 30, 1997. This compares to losses of $2,669,828 ($.63 per share) for the quarter and $6,068,585 ($1.43 per share) for the six months ending June 30, 1996. The combination of lower premiums in the quarter, a claims run off and prior year claims were the primary reasons for the losses in 1997.

     The book value per share at June 30, 1997 was $3.89 ($3.93 before unrealized losses) compared to $5.18 ($5.24 before unrealized gains) at December 31, 1996.

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

        FORWARD LOOKING STATEMENTS: This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those comtemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the results of the Company's efforts to raise additional capital, rising health care costs, business conditions and competition in the managed care industry, developments in health care reform and other regulatory issues.


                           PART II - OTHER INFORMATION
                           ---------------------------


     All items of Part II other than Item 6 are either inapplicable to Registrant or would not require a response.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

            a) Central Reserve Life Corporation's 1996 Annual Meeting of Shareholders was held on May 6, 1997.

            b) Proxies were solicited by Central Reserve Life Corporation's management pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders.

     The total number of shares of the Company's Common Stock, no par value, outstanding as of March 31, 1997, the record date for the Annual Meeting, was 4,145,172.



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


                        CENTRAL RESERVE LIFE CORPORATION


Date:  August 19, 1997                   By:  Frank W. Grimone
     --------------------------             --------------------------------
                                              Frank W. Grimone
                                              Executive Vice President


Date:  August 19, 1997                   By:  Frank W. Grimone
     --------------------------             ---------------------------------
                                              Frank W. Grimone
                                              Principal Financial Officer and
                                              Chief Accounting Officer

                                                                      Exhibit 11
                                                                      ----------


              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
              -----------------------------------------------------


     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Statement 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee (IASC). It will replace Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively.

     Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     For the quarter and period ending June 30, 1997, the net loss per share was computed using the weighted average number of common shares outstanding. These shares were increased by the number of shares issuable on the exercise of options, reduced by the number of shares assumed to have been purchased with the proceeds from the exercise of these common stock equivalents.