Form 10-Q
period 1997-09-30
CENTRAL RESERVE LIFE CORP
filed 1997-11-14
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    OHIO                                        34-1017531
      -------------------------------                       ----------------
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

Yes (X)           No (  )

The number of shares outstanding of the registrant's Common stock at September 30, 1997 was 4,195,172.

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

                       CENTRAL RESERVE LIFE CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        SEPTEMBER 30         DECEMBER 31
                                                                            1997                 1996
                                                                       --------------      ---------------
                                                                        (UNAUDITED)
ASSETS
Investments:
     Fixed maturities held to maturity, at amortized cost            $    11,902,166     $     11,892,925
     Fixed maturities available for sale, at fair value                   68,312,997           67,608,937
                                                                       --------------      ---------------
                 Total fixed maturities                                   80,215,163           79,501,862
     Policy loans                                                            102,249              111,646
     Short-term investments, at cost which approximate market             12,782,465           11,109,910
                                                                       --------------      ---------------
                 Total investments                                        93,099,877           90,723,418
Cash                                                                       5,821,104            8,472,255
Accrued investment income                                                  1,122,462              988,536
Premiums receivable                                                        1,379,234            3,049,026
Property and equipment, at cost                                           10,733,333           11,196,987
Deferred federal income taxes                                              1,863,864              948,363
Federal income taxes recoverable                                                 -              2,245,530
Other assets                                                               3,396,023            1,764,582
                                                                       --------------      ---------------
                                                                     $   117,415,897     $    119,388,697
                                                                       ==============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits, losses and claims                       $    33,345,248     $     33,741,819
     Other policy claims and benefits payable                             43,902,740           42,909,065
     Other policyholders' funds                                            8,324,508            6,510,894
     Other liabilities                                                     5,499,451            6,255,346
                                                                       --------------      ---------------
                                                                          91,071,947           89,417,124
Note payable                                                               5,200,000                 -
Mortgage note payable                                                      8,426,152            8,503,776
                                                                       --------------      ---------------
                 Total liabilities                                       104,698,099           97,920,900
                                                                       --------------      ---------------

Commitments and contingencies
Shareholders' equity:
     Non-Voting Preferred shares, no par value                                   -                   -
     Common shares, no par value, stated value $.50                        2,097,586            2,072,586
     Additional paid-in capital                                            4,122,319            4,005,819
     Net unrealized holding gain (loss)                                      668,482             (247,637)
     Retained earnings                                                     5,829,411           15,637,029
                                                                       --------------      ---------------
                 Total shareholders' equity                               12,717,798           21,467,797
                                                                       --------------      ---------------
                                                                     $   117,415,897     $    119,388,697
                                                                       ==============      ===============



                                          CENTRAL RESERVE LIFE CORPORATION
                                                  AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                                                       1997               1996               1997                 1996
                                                   --------------     --------------     --------------     ---------------

REVENUES
Premiums                                         $    62,743,584    $    66,048,280    $   194,863,725    $    192,556,133
Net investment income                                  1,627,973          1,768,634          4,845,747           5,047,803
Net realized investment gains (losses)                   102,022                (71)           125,348               7,335
                                                   --------------     --------------     --------------     ---------------
                                                      64,473,579         67,816,843        199,834,820         197,611,271
                                                   --------------     --------------     --------------     ---------------

BENEFITS, LOSSES AND EXPENSES

Benefits, claims, losses and settlement expenses      50,496,272         51,667,307        155,397,719         153,348,945
Commissions                                            8,528,837          9,167,096         26,615,111          26,490,392
Other operating expenses                               9,255,802          8,967,219         27,748,519          26,964,233
Interest expense and financing costs                     339,497            202,933            742,424             610,477
                                                   --------------     --------------     --------------     ---------------
                                                      68,620,408         70,004,555        210,503,773         207,414,047
                                                   --------------     --------------     --------------     ---------------


Income (loss) before federal income taxes             (4,146,829)        (2,187,712)       (10,668,953)         (9,802,776)
Federal income tax expense  (benefit)                    284,665           (522,373)          (861,335)         (2,068,852)
                                                   --------------     --------------     --------------     ---------------
Net Income (loss)                                $    (4,431,494)   $    (1,665,339)   $    (9,807,618)   $     (7,733,924)
                                                   ==============     ==============     ==============     ===============



Weighted average shares outstanding                    4,195,172          4,214,629          4,178,505           4,221,694


                                                   --------------     --------------     --------------     ---------------
Net income (loss) per share                      $          (1.06)  $           (.40)  $          (2.35)  $           (1.83)
                                                   ==============     ==============     ==============     ===============



                                  CENTRAL RESERVE LIFE CORPORATION
                                          AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)




                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                        1997                1996
                                                                   --------------      --------------


INSURANCE COMPANY ACTIVITIES

Cash provided by (used by) operating activities                    $  (8,250,792)      $  (8,178,950)


Purchases of investments                                             (16,155,632)         (9,890,254)
Sales or maturities of investments                                    16,662,039          15,230,640
Purchase of property and equipment                                       (56,307)           (167,055)
Dividends paid                                                               -            (1,500,000)
Paid in capital                                                        5,000,000                 -


                                                                   --------------      --------------
Decrease in cash from insurance activities                            (2,800,692)         (4,505,619)
                                                                   --------------      --------------


NON-INSURANCE ACTIVITIES

Capital contribution to subsidiary                                    (5,000,000)                -
Note payable                                                           5,200,000                 -
Dividends from subsidiaries                                                  -             1,500,000
Dividends paid to shareholders                                               -            (1,577,229)
Other, net                                                               (50,459)           (227,929)
                                                                   --------------      --------------


Increase (decrease) from non-insurance activities                        149,541            (305,158)
                                                                   --------------      --------------


Cash at beginning of period                                            8,472,255           9,102,020
                                                                   --------------      --------------
Cash at end of period                                              $   5,821,104       $   4,291,243
                                                                   ==============      ==============


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

2. The consolidated condensed balance sheets at September 30, 1997 and the consolidated condensed statements of operations and cash flows for the nine months ended September 30, 1997 and 1996 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine months then ended and cash flows for the nine months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies are approximately $2.4 million of which $215,303, pertaining to some non deductible expenses and certain assets expensed and not capitalized, was agreed to and paid in 1994. The balance primarily deals with whether or not the Company's subsidiary, Central Reserve Life Insurance Company, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and management believes existing law supports the Company's position. On June 2, 1997 the case was continued and the stipulation of facts were submitted in August 1997.

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

          On March 5, 1997, Central filed its RBC financial plan with the Ohio Department of Insurance (ODI) outlining plans for attaining the levels of RBC required to raise the Company's RBC above the Company Action Level. The RBC financial plan identifies the conditions that contributed to the Regulatory Action Level, including underpricing of a new product, PMO, sold primarily in 1995, and state mandated benefits and guaranteed issue. The RBC financial plan also contains corrective actions taken by Central beginning April 1, 1996, including an increase of PMO premium rates, changes in certain policy benefits and the renegotiating of certain provider contracts to produce further cost savings. The PMO plan represented approximately 40% of Central's premiums collected in 1996. Since the PMO plan is monthly business, the rate action taken on April 1, 1996 will not be completed until the end of March 1997. In addition to these corrective actions, the Company had engaged an investment banking firm to assist the Company in its efforts to raise additional capital for Central. Raising of additional capital will be necessary to raise Central's RBC above the Company Action Level within the short term. The ODI notified Central that the action plan submitted was acceptable for implementation, subject to examination of Central's 1996 year-end claim reserves and current premium rate levels. That examination was completed by ODI with no specific action required at this time. Failure to meet the capital requirements and interim capital targets included in Central's RBC financial plan could expose Central to such actions by the ODI as being placed under regulatory control. In line with the Company's plans to raise additional capital for Central, it borrowed $5,200,000 in June 1997, from a bank and contributed $5,000,000 to Central. The original note payable was due December 31, 1997 and the rate of interest is at prime. The note has been extended to June 30, 1998. Management believes, that Central will be able to meet the plan's capital requirements and interim targets. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty (see note 7).

5.        RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and stock warrants will be excluded. Because the Company reported a loss for the quarter and period ending September 30, 1997, no material change is expected in reported loss per share.

6. The results of operations for the nine months ending September 30, 1997 are not necessarily indicative of the results for the full year.

7.        SUBSEQUENT EVENT

          On November 13, 1997 the Board of Directors approved entry by the Company into an agreement in principal (the "Agreement") to sell 5,000,000 shares of unregistered stock at a price of $5.50 per share and warrants to acquire up to 2,500,000 shares at a price of $6.50 per share, for gross proceeds of $27,500,000 to a group of private investors which have formed a new vehicle for such investment, Strategic Acquisition Partners, LLC ("Strategic Partners"). Proceeds would be used to pay off the $5.2 million bank loan, to fund transaction expenses and to contribute approximately $22 million to the Company's insurance subsidiary, Central. The transaction is subject to negotiation and execution of definitive agreements, approval of financing of the purchase by the lender to Strategic Partners and regulatory approvals. Shareholder approval of the issuance is required under the rules of the Nasdaq Stock Market, although the Company may seek a waiver of such requirement from the NASD. The transaction is anticipated to close in the first quarter of 1998. The Agreement also provides for an interim loan of $20 million to provide capital to Central prior to December 31, 1997, following execution of definitive agreements concerning the share issuance.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY: The assets of the Company and its major subsidiary, Central Reserve Life Insurance Company (Central), decreased about 2% to $117,415,897 for the period ending September 30, 1997. Central primarily invests in bonds which amounts to about 68% of the total assets. Central does not have any so-called "junk" bonds or what is considered high yield type securities and 97% of the bonds are of investment grade quality. Current assets and short term investments (not including government bonds of about $24 million which have a ready market) amounted to about 18% of total assets. In accordance with SFAS 115 the Company recorded unrealized gains of $668,482 at September 30, 1997, to reflect the reporting of certain investments at fair value which was higher than amortized cost. This compares to unrealized losses of $247,637 at December 31, 1996. The difference between the fair value and the amortized cost is reflected in shareholders' equity.

          Reserves and accruals for future claim payments increased slightly from $76,650,884 at December 31, 1996 to $77,247,988 at September 30, 1997.

Shareholders' equity decreased to $12,717,798 at September 30, 1997 after the net loss of $9,807,618 for the period and a change of $916,119, due to the SFAS 115 adjustment.

          CAPITAL RESOURCES: Central suffered a large decrease in its statutory capital and surplus to $16,595,497 at December 31, 1996 from $27,477,972 at December 31, 1995. The decrease was primarily due to the $9,321,633 statutory loss, after tax benefits of $2,810,830. This decrease caused Central to fall under the regulatory action level (RAL) imposed by the Ohio Department of Insurance under the recently adopted Risk-Based Capital (RBC) requirements on insurance enterprises (see note 4). Central's adjusted capital, under the RBC standards (which is only calculated annually), at December 31, 1996, was $17,137,515 and the RAL was $18,508,044 at December 31, 1996. Central is required to, and did, submit a RBC financial plan to the Ohio Department of Insurance reflecting certain projections and steps to be taken to return the adjusted capital to the required levels. In June 1997, the Company negotiated a loan from a bank for $5.2 million and contributed $5 million to the capital and surplus of Central. The statutory capital and surplus of Central was $11,110,529 at September 30, 1997. The RBC levels for 1997 are not calculated until December 31, 1997 and if no reinsurance nor capital contribution is received by Central before December 31, 1997, the ODI could place Central under supervision. With the assistance of the investment banking firm it previously retained, the Company engaged in detailed discussions with entities interested in providing Central means of returning adjusted capital to required levels.

On November 13, 1997 the Board of Directors approved entry by the Company into the Agreement to sell stock and warrants for gross proceeds of $27,500,000 to a group of private investors. Proceeds would be used to pay off the $5.2 million bank loan, to fund transaction expenses and to contribute approximately $22 million to the Company's insurance subsidiary, Central. The Agreement also provides for an interim loan of $20 million to provide capital to Central prior to December 31, 1997, following execution of definitive agreements concerning the share issuance. (See note 7).

          RESULTS OF OPERATIONS: During the quarter ending September 30, 1997, premiums decreased 5% to $62,743,584 compared to $66,048,280 or a 13% increase for the same quarter in 1996. Part of the decrease in premiums for the quarter ending September 30, 1997 was due to a write-off of approximately $903,000 of uncollected premiums due to lapses in the third quarter. For the nine month period ending September 30, 1997, premiums increased 1% to $194,863,725 compared to $192,556,133 or 11% for the same nine month period in 1996. The increase, which was primarily due to rate renewals, was again, in the group life and health division. Certificates in force at September 30, 1997 were 104,701. This represents a net decrease of 11,603 or 10% compared to a net increase of 5,732 or 5% for the same nine month period in 1996. New certificates issued during the nine month period ending September 30, 1997, were 22,692, down 26% from 30,567 issued during the same period in 1996. Lapses were 34,295, up 38% for the nine month period ending September 30, 1997 compared to 24,835 for the same period in 1996. Since Central started implementing more significant rate increases in April 1996, more unprofitable business is terminating faster than new profitable business is being issued. This has been a major factor for the decrease in the number of certificates in force. Management also believes the combination of Central's risk-based capital (RBC) level and the new Kennedy-Kassebaum legislation, effective July 1, 1997, has had a negative impact on sales. With an additional capital infusion into Central, as planned, net certificates in force should increase.

          Net investment income decreased about 4% to $4,845,747 for the nine month period ending September 30, 1997 compared to $5,047,803 or an increase of 5% for the same period in 1996. Lower interest rates and a decrease in average fixed maturities invested due to cash flow, were the main reasons for the decrease.

Policy benefits, claims, losses and settlement expenses decreased slightly to $50,496,272 for the quarter ending September 30, 1997 compared to $51,667,307 or a 26% increase in the same quarter in 1996. The loss ratio for the quarter ending September 30, 1997 was 80.5% compared to 78.2% for the same quarter in 1996. The decrease in the premiums for the quarter in 1997 was the primary cause for the ratio increase. For the nine month period ending September 30, 1997, policy benefits, claims, losses and settlement expenses increased to $155,397,719 or 1% compared to $153,348,945 or 26% for the same nine month period in 1996. The loss ratio for the nine month period in 1997 was 79.7% compared to 79.6% for the same nine month period in 1996. Central has paid and incurred a larger number of prior years claims (1996) during the first nine months of 1997 than anticipated when the December 31, 1996 reserves were established. The year end 1996 reserves are estimated to be understated approximately $5 to $6 million. Although a large portion of these claims were paid during the period in 1997, reserves were not released as of September 30, 1997, but increased approximately $1 million. Also during the first six months of 1997, Central paid approximately $13 million in claims on policies that terminated and only received approximately $9 million in premiums during the same period. This run off in claims was attributed to the rate renewal actions taken and the conversion program, for old business, started January 1, 1997 to convert certain policies to a new policy with current rates and benefits. Inventory of claims since year end 1996 has been reduced and claim turn-around time has also been reduced.

          Commissions were 13.6% of premiums for the quarter ending September 30, 1997 compared to 13.9% for the same quarter in 1996. For the nine month period ending September 30, 1997 commissions were 13.7% of premiums compared to 13.8% in 1996.

          Other operating expenses increased 3% in the third quarter ending September 30, 1997 to $9,255,802 compared with an increase in the third quarter in 1996 of 6% to $8,967,219. For the nine month period ending September 30, 1997 other operating expenses increased 3% to $27,748,519 compared to $26,964,233 or a 3% increase for the same period in 1996. The increase in other operating expenses was primarily for payroll expenses related to the claim backlog and printing and postage expenses related to the new Kennedy-Kassebaum legislation effective July 1, 1997 and certain expenses related to the installation of the new computer system. For the nine months ending September 30, 1997 the ratio of other operating expenses to premiums was 14.2% compared to 14.0% at the same time in 1996.

          Interest and financing costs increased in the third quarter of 1997 and the nine months ending September 30, 1997, primarily due to the $5.2 million note payable obtained at June 30, 1997. In the past the interest was basically for the mortgage loan on the home office building.

          The Company incurred losses of $4,431,494 ($1.06 per share) for the quarter and $9,807,618 ($2.35 per share) for the nine months ending September 30, 1997. This compares to losses of $1,665,339 ($.40 per share) for the quarter and $7,733,924 ($1.83 per share) for the nine months ending September 30, 1996. The combination of lower premiums in the quarter, a claims run off and prior year claims were the primary reasons for the losses in 1997.

          The book value per share at September 30, 1997 was $3.03 ($2.87 before unrealized gains) compared to $5.18 ($5.24 before unrealized gains) at December 31, 1996.

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

          FORWARD LOOKING STATEMENTS: This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. Such forward looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the results of the Company's efforts to raise additional capital, rising health care costs, business conditions and competition in the managed care industry, developments in health care reform and other regulatory issues.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:   November 14, 1997              By:   Frank W. Grimone
        -----------------------            ----------------------------------
                                             Frank W. Grimone
                                             Executive Vice President


Date:   November 14, 1997              By:   Frank W. Grimone
        -----------------------            ----------------------------------
                                             Frank W. Grimone
                                             Principal Financial Officer and
                                             Chief Accounting Officer