Form 10-K
period 1997-12-31
CENTRAL RESERVE LIFE CORP
filed 1998-03-31
CIK 215403

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997                COMM. FILE NO. 0-8483

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

             $27,268,618 computed based on the closing price of the
                        Common Shares on March 26, 1998.

     The number of Common Shares, without par value, outstanding as of March 26, 1998: 4,195,172.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
--------------------------------------------------------------------------------

                        CENTRAL RESERVE LIFE CORPORATION
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                       PAGE
                                                                       ----
PART I
Item 1   Business....................................................     1
Item 2   Properties..................................................     8
Item 3   Legal Proceedings...........................................     8
Item 4   Submission of Matters to a Vote of Security Holders.........     8
Executive Officers of the Company and Central........................     9

PART II
Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters.........................................    10
Item 6   Selected Financial Data.....................................    12
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    12
Item 8   Financial Statements and Supplemental Data..................    19
         Schedule I -- Summary of Investments........................    47
         Schedule II -- Condensed Financial Information of
         Registrant..................................................    48
         Schedule III -- Supplementary Insurance Information.........    51
         Schedule IV -- Reinsurance..................................    52
Item 9   Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure....................................    53

PART III
Item 10  Directors and Executive Officers of the Registrant..........    53
Item 11  Executive Compensation......................................    55
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    56
Item 13  Certain Relationships and Related Transactions..............    57

PART IV
Item 14  Exhibits, Financial Statements, Financial Statement
         Schedules, and Reports on Form 8-K..........................    58
Signatures...........................................................    62
Index to Exhibits....................................................    63

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Central Reserve Life Corporation (the "Registrant") was incorporated in 1964 as Citation Life Insurance Company under the laws of the State of Ohio. The present name was adopted in 1976. Unless the context indicates otherwise, the term "Company" as herein used will refer to Central Reserve Life Corporation only. This Annual Report on Form 10-K contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the failure to consummate the Equity Financing, (ii) the failure to successfully implement the business plan for the Company; (iii) rising healthcare costs; (iv) business conditions and competition in the health care industry; and (v) developments in healthcare reform and other regulatory issues. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Annual Report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The Company is a holding company conducting its business through several subsidiaries. The major business is its insurance operations (see below) and is conducted by its principal operating subsidiary, Central Reserve Life Insurance Company ("Central").

     In 1996, Central experienced substantial losses incurred in connection with the newly-issued health insurance plans, greater utilization than anticipated, new state mandates such as guaranteed issue and preventative benefits and overall reductions in profitability arising out of industry-wide pricing competition. In response to these losses and in order to provide a financial plan to the Ohio Department of Insurance ("ODI") (mandated by a decline in Central's surplus), the Company retained Advest, Inc. ("Advest") in February 1997 as its financial advisor for the purpose of raising equity capital and resolving Central's and the Company's financial concerns.

     Following Advest's engagement, through June 1997, Advest and the Company pursued a number of different financing alternatives, including a possible rights offering and a private placement of equity securities, none of which came to fruition. In June 1997, in order to address the continued decline in Central's surplus, the Company borrowed $5.2 million from Huntington National Bank, $5.0 million of which was contributed to the surplus of Central.

     In November 1997, the Company entered into a Stock Purchase Agreement (the "Original Stock Purchase Agreement") with Strategic Acquisition Partners, LLC ("Strategic Partners"), in which the Company agreed to issue and sell 5,000,000 Common Shares and warrants to purchase an additional 2,500,000 Common Shares at an exercise price of $6.50 per share for an aggregate purchase price of $27,500,000. On March 30, 1998, the Company revised its agreement with Strategic Partners and entered into an amended and restated Stock Purchase Agreement (the "New Stock Purchase Agreement") with Strategic Partners and two additional investors, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners"). Pursuant to the New Stock Purchase Agreement, the Company will issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The transaction is subject to shareholder and regulatory approvals and is anticipated to close by June 30, 1998.

     Concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners had arranged for an interim loan (the "Bridge Loan") of $20 million to the Company. In consideration of the arrangement, the Company issued warrants to purchase 800,000 Common Shares at $6.00 per share and agreed to later issue warrants to acquire an additional 200,000 Common Shares subject to shareholders approval. The proceeds of the Bridge Loan were used as follows: (i) approximately $5.2 million was utilized to extinguish the indebtedness owed by the Company to Huntington National Bank, (ii) approximately $14 million was used by the Company to invest in the surplus of Central and was evidenced by a surplus note in favor of the Company from Central and (iii) approximately $800,000 was used to establish an interest reserve at the Company and to pay transaction expenses.

     As collateral for the Bridge Loan, the Company pledged to Strategic Partners all of the common shares of Central and the surplus note executed by Central in favor of the Company. The Company executed a promissory note in favor of Strategic Partners to evidence the Bridge Loan, and the Company and Strategic Partners executed a Credit Agreement to govern the transaction.

     Also in December 1997, Central entered into a reinsurance treaty with Reassurance Company of Hannover ("Hannover") in which Central transferred to Hannover $24,550,000 of reserve liability. In return for Hannover's assumption of this liability Central transferred $14,550,000 in assets to Hannover. The reinsurance treaty, which is on a 50/50 quota-share basis, provided Central with a $10 million initial ceding allowance, which increased Central's statutory surplus. The combination of the surplus note of $14 million and the $10 million ceding allowance provided an additional $24 million to the statutory capital and surplus of Central and removed Central from the regulatory problems that were created in 1996 and continued in 1997. The treaty was effective January 1, 1997 and accounted for as retroactive reinsurance in the Company's consolidated financial statements. The Hannover treaty is an integral part of returning Central to statutory surplus levels in excess of the regulatory risk-based capital requirements (RBC). Central, in accordance with section 3907.12 of the Ohio Revised Code, was not required to have written permission of the Ohio superintendent of insurance to enter into the treaty, since it was less than 80% of its risk. However, as a matter of normal practices, Central did discuss and communicate the terms of the Hannover treaty with the Ohio Department of Insurance (ODI) and did not receive any objection. Central did receive an opinion from an outside actuary that the Hannover treaty was in compliance with the relevant sections of Rule 3901-3-07 of the Ohio Insurance Regulations that establishes accounting requirements for insurers regarding reinsurance ceded. As with any agreement, a risk exists that the ODI could question the statutory accounting treatment by Central at its next examination. If, for some reason, the ODI were to reverse the reinsurance accounting treatment, Central's RBC levels would fall below the regulatory action level requiring specific communications to and response from the ODI. Central has had meetings and discussions with the ODI and has no reasons to believe the accounting treatment currently being used would be reversed.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  INSURANCE OPERATIONS

     The Company owns 100% of Central, which is its principal operating subsidiary.

     Central is an Ohio domiciled Life and Accident and Health insurance company. Central was incorporated in 1963 and commenced business in 1965. The Company acquired Central in 1973. As of December 31, 1997, Central was licensed to transact business in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Wyoming (35 states).

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Effective December 31, 1995, the Company redefined its reporting segments, merging the group life and group accident and health segments together, and combining the life and annuity segments. The Company's current operating organization comprises three segments: group life and health; life insurance and annuities; and corporate and other, which consists of primarily interest income and interest expense.

     The following table presents the revenues and income (loss) on a GAAP basis for the last three years attributable to the Company's industry segments. The Company does not allocate investment assets or identifiable assets by industry segment.

                                                      1997            1996            1995
                                                  ------------    ------------    ------------
Revenues:
  Group Life and Health.........................  $263,191,822    $262,509,577    $237,257,385
  Life Insurance and Annuities..................     2,148,895       2,186,184       2,170,138
  Corporate and Other...........................       192,605         189,834         381,571
                                                  ------------    ------------    ------------
                                                  $265,533,322    $264,885,595    $239,809,094
                                                  ============    ============    ============
Income (loss) before Federal income taxes:
  Group Life and Health.........................  $(20,501,411)   $(11,735,521)   $  6,180,636
  Life Insurance and Annuities..................      (245,584)       (183,995)       (241,685)
  Corporate and Other...........................      (341,892)       (214,434)          8,274
                                                  ------------    ------------    ------------
                                                  $(21,088,887)   $(12,133,950)   $  5,947,225
                                                  ============    ============    ============

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The operational aspects of the Company's business are primarily in Central; therefore, this section will contain information that only pertains to Central.

  (1) BUSINESS AND PRINCIPAL PRODUCT

Products

     Central specializes in meeting the accident and health insurance needs of small businesses and individuals. Central offers short-term major medical insurance and comprehensive major medical plans.

     Central's principal product is group insurance, which accounted for about 99% of its premiums in 1997. Approximately 2% of the group premiums were for life insurance and 98% were for accident and health insurance.

     Central's annuity products accounted for less than 1/2% of premiums for 1997 and approximately 1% for 1996. Central offered three annuity products in 1997 and 1996, which were a Single Premium Deferred Annuity, a Flexible Premium Deferred Annuity and a Single Premium Immediate Annuity. Central does not aggressively market the annuity products but does offer them so as to provide their agents with an additional product to sell.

     Central provides for its customers a comprehensive package of more than 30 managed care controls which help (a) keep insureds' out-of-pocket expenses down,
(b) ensure affordability of the plans, and (c) keep rates attractive at renewal time. Among these managed care controls are hospital inpatient and outpatient billing review, independent utilization management, physician code review, hospital audit review, premium reduction renewal options and a hospice care program.

     Also included as a part of Central's managed care programs are Preferred Provider Organization (PPO) health plans which are available to both groups and individuals. Through its PPO plans, Central is able to offer customers a network of hospitals and physicians that provide medical services at discounted rates. PPO networks which Central contracts with are situated in 18 states. For customers located outside Central's existing PPO service areas, Central offers a supplemental hospital program, through which it obtains discounted hospital rates by contracting with national PPO networks.

     Central provides many other managed care programs such as (a) a drug plan with a national network of pharmacies which provides prescriptions conveniently at discounted prices, (b) precertification of all hospital inpatient and certain outpatient procedures to prevent unnecessary procedures and allow early identification of serious conditions to which its case management nursing staff can be focused, (c) case management which allows Central's nursing staff to work with attending providers to assist in developing treatment plans for quality care at appropriate cost and care levels, and (d) a Centers of Excellence network which is offered for transplant procedures at renowned institutions with higher recovery rates, for discounted, packaged fee amounts.

Marketing

     Central's products are marketed through general agencies established in Midwestern, Southeastern, and Southwestern states. Regional sales managers are responsible for recruiting and training the general agents. The general agents, who are trained by Central, are required to recruit agents in their area, conduct seminars for the agents and train them in the benefits, underwriting requirements and general conditions under which Central's insurance plans operate.

     Central supports the general agents in the recruiting and education of agents through sales brochures and literature, assistance with seminars, and training programs. Central enhances and facilitates the general agents' and writing agents' sales efforts through its Co-op Advertising Program, sales and promotional literature and various sales contests.

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

     While members of each group are individually underwritten, Central takes into account certain group characteristics, such as size, location and industry. For a discussion of certain business risks, other than underwriting, see Note 1 to the consolidated financial statements and the Results of Operations section of the Management's Discussion and Analysis (MD&A).

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

     Following are tables reflecting statistical information on Central's business.

                                                   1997              1996              1995
                                              --------------    --------------    --------------
LIFE INSURANCE VOLUME:
  Insurance Written.........................  $  496,653,000    $  458,000,000    $  467,588,000
  In force..................................  $1,192,280,000    $1,293,673,000    $1,175,823,000
  Reinsured.................................  $   95,249,000    $   80,895,000    $   50,751,000
GROUP POLICIES:
  Beginning of Year.........................          43,542            41,884            41,385
  Issued during Year........................          21,170            19,732            21,926
  Terminations..............................         (24,264)          (18,074)          (21,427)
                                              --------------    --------------    --------------
  End of Year...............................          40,448            43,542            41,884
                                              ==============    ==============    ==============

                                                   1997              1996              1995
                                              --------------    --------------    --------------
GROUP CERTIFICATES:
  Beginning of Year.........................         116,304           113,720           102,959
  Issued during Year (new)..................          30,377            36,574            44,398
  Terminations (net of additions)...........         (41,994)          (33,990)          (33,637)
                                              --------------    --------------    --------------
  End of Year...............................         104,687           116,304           113,720
                                              ==============    ==============    ==============

  (3) GEOGRAPHIC DISTRIBUTION

     The geographic distribution of direct premiums and annuity considerations received (before reinsurance) by Central during 1997 is as follows:

                     STATE                           AMOUNT      PERCENT OF TOTAL
                     -----                           ------      ----------------
Ohio............................................  $ 87,186,319         33.0%
Indiana.........................................    33,234,006         12.6
Arizona.........................................    16,078,633          6.1
North Carolina..................................    15,336,045          5.8
Tennessee.......................................    14,588,416          5.5
Michigan........................................    14,186,321          5.4
Missouri........................................    11,080,173          4.2
Virginia........................................    10,224,241          3.9
Kansas..........................................    10,184,251          3.9
Alabama.........................................    10,103,776          3.8
Colorado........................................     9,991,803          3.7
South Carolina..................................     9,422,518          3.6
Pennsylvania....................................     8,924,532          3.4
West Virginia...................................     7,826,560          3.0
Other...........................................     5,657,923          2.1
                                                  ------------        -----
          Total.................................  $264,025,517        100.0%
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

     As of December 31, 1997, Central had 74 brokers/general agents and 14,646 agents licensed.

  (5) INVESTMENTS

     An important earnings factor for Central, as well as all insurance companies, is the income from its investment portfolio. The investment objectives for insurance companies are to maximize yields, preserve principal and maintain liquidity. Investments must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments which may be made. Due to the restrictive nature of these laws, there may be occasions when Central may be precluded from making certain otherwise attractive investments. As of December 31, 1997, 97.9% of Central's fixed maturities was of investment grade quality. Central and the Company do not invest in "junk" bonds or derivatives such as futures, forwards, swaps, and option contracts, and other financial instruments with similar characteristics and substantially all its investments are in fixed maturities. However, Central does invest in mortgage-backed securities some of which are collateralized mortgage obligations (CMO's). These investments, besides having a credit risk, also have the risk of prepayment, during a decline in interest rates, and the risk of extension during a rise in interest rates. Central constantly monitors these securities and has reduced its exposure in CMO's from $28.1 million in 1996 to $24.7 million in 1997. The proceeds were primarily invested in corporate bonds.

     The following tables show various aspects of the fixed maturities investment portfolio of the Company as of December 31, 1997:

                                                                         CARRYING
                                                                           VALUE        PERCENT
                                                                         --------       -------
PORTFOLIO MATURITY
  Due in one year or less.........................................      $ 4,543,941        5.7%
  Due after one year through five years...........................       37,543,112       47.0
  Due after five years through ten years..........................       11,979,311       15.0
  Due after ten years.............................................        1,099,233        1.4
                                                                        -----------
                                                                         55,165,597
  Mortgage-backed securities (4.4 average years)..................       24,694,916       30.9
                                                                        -----------      -----
                                                                        $79,860,513      100.0%
                                                                        ===========      =====

                                                                             CARRYING VALUE
                                         AMORTIZED      ESTIMATED       ------------------------
                                           COST        FAIR VALUE         AMOUNT        PERCENT
                                         ---------     ----------         ------        -------
PORTFOLIO DISTRIBUTION
  U.S. Treasury securities............  $16,103,851    $16,253,656      $16,298,121       20.4%
  U.S. Agencies.......................    6,948,504      7,063,750        7,063,750        8.8
  Obligations of states,
     municipalities and political
     subdivisions.....................      600,000        603,199          603,199         .8
  Corporate bonds.....................   29,137,110     29,652,888       29,652,888       37.1
  Foreign bonds.......................    1,531,661      1,547,640        1,547,640        1.9
  Mortgage-backed securities:
     Federal Home Loan Mortgage.......    9,337,103      9,454,287        9,443,665       11.8
     Federal National Mortgage........    6,825,370      6,887,684        6,870,331        8.6
     Other............................    8,450,756      8,381,050        8,380,919       10.6
                                        -----------    -----------      -----------      -----
                                        $78,934,355    $79,844,154      $79,860,513      100.0%
                                        ===========    ===========      ===========      =====

                                                                         AMORTIZED
                                                                           COST         PERCENT
                                                                         ---------      -------
QUALITY RATING
  Aaa.............................................................      $44,203,239       56.0%
  Aa..............................................................        5,604,339        7.1
  A...............................................................       22,101,619       28.0
  Baa.............................................................        5,367,536        6.8
  Ba..............................................................        1,578,687        2.0
  NR..............................................................           78,935         .1
                                                                        -----------      -----
                                                                        $78,934,355      100.0%
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

     In addition to the $500,000 excess reinsurance, Central also entered into a retroactive reinsurance treaty in December 1997 with Reassurance Company of Hannover (Hannover). The reinsurance was effective January 1, 1997 and is on a 50/50 quota-share basis on certain group accident and health policies in force and written during 1997. The treaty provided an initial ceding allowance of $10 million which was accounted for as a deferred reinsurance gain in the consolidated financial statements and accounted for as special surplus on a statutory basis. The ceding allowance will be amortized over approximately five years, the estimated settlement period of the reinsured business. The Hannover treaty provides for repayment of the $10 million ceding allowance plus 10% interest, out of the statutory profits, if any, of the reinsured business. Once the ceding allowance is paid back the quota-share will change to 60/40, with Central retaining the 60%. The more significant provisions of the Hannover treaty are: (i) no scheduled partial or total recapture; (ii) no recapture after 24 months; (iii) experience refund provisions allow offsetting against current and prior year losses; and (iv) Central is not obligated to pay for negative experience amounts in the case of termination due to expiration of in force policies or if termination is triggered by action or inaction of Hannover. Reinsurance treaties in effect at December 31, 1997 were with The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America, Business Men's Assurance Company and Reassurance Company of Hannover.

  (8) REGULATION

     Central, in common with other insurance companies operating in the states in which it is licensed, is subject to regulation and supervision by state insurance regulatory agencies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources"). These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. Central is required to file detailed annual statements with the respective state regulatory bodies and is subject to periodic examination by the regulators. The most recent regulatory examination for Central was made as of December 31, 1995. See Note 4 to the consolidated financial statements for more information.

  (9) COMPETITION

     The insurance business is highly competitive. There are over 1,700 legal reserve life insurance companies in the United States, of which over 600 are operating in Ohio, Central's principal state of operation. Many of these have been in business for long periods of time, and have substantially greater financial resources, larger selling organizations and broader diversification of risks than Central. Many of these companies are mutual companies, whose earnings inure to the benefit of their policyholders. Central's principal marketing is in rural areas where it competes with regional insurance companies. In other areas it markets its PPO products to compete with the larger insurance companies. However, the Company believes that the policies and premium rates of Central are generally competitive with those offered by other companies selling similar types of insurance in Ohio.

  (10) EMPLOYEES

     As of December 31, 1997 Central had 510 employees however, during the first quarter of 1998, due to the Company's financial condition, a reduction in the work force was implemented, which resulted in an approximate 20% reduction in staff. See "Business -- General Development of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Registrant has no employees of its own.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company has no foreign operations. Its domestic operations during 1997 were primarily in Ohio.

ITEM 2. PROPERTIES

     The Company owns its home office building, located at 17800 Royalton Road, Strongsville, Ohio. The building, which consists of 121,625 square feet of gross floor area, was occupied in late 1990 by the Company and all its subsidiaries. At December 31, 1997, the outstanding principal balance of the mortgage note on the building was $8,399,028, see Note 9 to the consolidated financial statements. Central, the principal operating subsidiary, entered into a 15 year triple net lease agreement with the Company for 100% of the space. All operations are conducted in this building.

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

     (a) The executive officers of the Company and Central are as follows:

          NAME OF                                                                           OFFICER
     EXECUTIVE OFFICER           AGE                       POSITION                          SINCE
     -----------------           ---                       --------                         -------
Fred Lick, Jr.                   66       Chairman of the Board, President &                 2/74
                                          Chief Executive Officer and Director
Frank W. Grimone                 62       Senior Executive Vice President &                  5/74
                                          Chief Financial Officer
Glen A. Laffoon                  58       Executive Vice President -- Product                12/74
                                          Development
James A. Weisbarth               46       Executive Vice President, Treasurer &              5/83
                                          Assistant Secretary
Robert S. Zarick                 61       Executive Vice President -- Adminis-               5/87
                                          tration

     The current one year terms of office of the executive officers listed above began May 6, 1997, with their election to office by the Board of Directors at its meeting following the annual meeting of shareholders held on such date. There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

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

                                         HIGH       LOW        DIVIDENDS
                                         ----       ---        ---------
1997
     First Quarter...................    $ 8 1/4    $ 4 1/8      $ -0-
     Second Quarter..................      7 5/8      3 7/8        -0-
     Third Quarter...................      7 1/8      5 1/2        -0-
     Fourth Quarter..................      7          4 1/2        -0-
1996
     First Quarter...................    $10 3/8    $ 8 1/2      $ .13
     Second Quarter..................      9 3/8      6 11/16      .13
     Third Quarter...................      9 1/8      6 3/4        .13
     Fourth Quarter..................      9 3/8      6 5/8        .13

     (b) As of March 26, 1998, there were 1,469 record holders of the Common Shares.

     (c) The cash dividends paid by the Company in the past two years are indicated in the table above. The Company's present source of income, other than a nominal amount of investment income, is dividends and rent from Central. Central, the Company's main operating subsidiary, is subject to certain restrictions which are contained in the Insurance Holding Company statute (Ohio Revised Code 3901.34) which prevent Central from paying the Company, without the approval of the Ohio Superintendent of Insurance, any dividend from other than earned surplus (as defined in the statute). At December 31, 1997, Central had $24,650,804 of statutory capital and surplus, however it had negative earned surplus of $7,511,306 due to losses in 1996 and 1997. Because of the negative earned surplus, Central is not permitted to pay any dividends without approval of the Ohio Superintendent of Insurance. There can be no assurance that Central would be able to obtain such approval before returning to profitability and establishing an adequate positive earned surplus.

     (d) In November 1997 concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners had arranged for an interim loan of $20 million to the Company which was funded on December 17, 1997. At that time, in consideration of the agreements by Richard M. Osborne, the controlling investor in Turkey Vulture Fund XIII, Ltd. (the "Fund"), and Peter W. Nauert, an investor in Strategic Partners, to guarantee this financing, and as a condition to receiving the Bridge Loan, the Company (i) issued the Fund a warrant to purchase 240,000 Common Shares at $6.00 per share and agreed to issue the Fund (after Shareholder approval) a warrant to purchase an additional 60,000 Common Shares at $6.00 per share and (ii) issued Peter W. Nauert a warrant to purchase 560,000 Common Shares at $6.00 per share and agreed to issue Peter W. Nauert (after Shareholder approval) an additional warrant to purchase 140,000 Common Shares at $6.00 per share. No commission or other fee was paid in connection with these warrants.

     On December 31, 1996, the Company sold 87,642 unregistered common shares at $6 per share for a total consideration of $525,852. The shares were sold in a private placement to general agents of Central and several Company directors. No commission or other fee was paid in connection with these sales.

     The common shares and warrants were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     Fred Lick, Chairman of the Board, President and Chief Executive Officer exercised 50,000 options on April 20, 1997, 10,000 on May 8, 1996, and 10,000 on December 16, 1996, at $2.83 per share. Total consideration received by the Company was $141,500 in 1997 and $56,600 in 1996 for the unregistered common shares issued. The Company also issued 30 unregistered common shares in 1996 to an employee who exercised 30 options at $6.75 per share for a total consideration of $202.

ITEM 6. SELECTED FINANCIAL DATA

                                   1997            1996            1995            1994            1993
                               ------------    ------------    ------------    ------------    ------------
FOR THE YEAR:
Premiums.....................  $258,859,307    $258,175,337    $233,168,529    $223,679,071    $208,730,840
Net Investment Income........     6,527,537       6,700,741       6,454,038       6,515,927       5,367,184
Net realized gains
  (losses)...................       146,478           9,517         149,527         (23,024)        707,741
Other Income.................            --              --          37,000          29,237           5,662
                               ------------    ------------    ------------    ------------    ------------
Total Revenues...............  $265,533,322    $264,885,595    $239,809,094    $230,201,211    $214,811,427
                               ============    ============    ============    ============    ============
Income (Loss) before Federal
  Income Taxes...............  $(21,088,887)   $(12,133,950)   $  5,947,225    $  6,872,989    $  3,104,539
Federal Income Tax
  Expense (Benefit)..........      (132,531)     (2,845,585)      1,442,618       2,059,228         714,190
                               ------------    ------------    ------------    ------------    ------------
Net Income (Loss)............  $(20,956,356)   $ (9,288,365)   $  4,504,607    $  4,813,761    $  2,390,349
                               ============    ============    ============    ============    ============
Basic earnings (loss) per
  share(1)...................       $ (5.01)         $(2.29)         $ 1.12          $ 1.20           $ .59
Diluted earnings (loss) per
  share(1)...................       $ (5.01)(2)       $(2.29)(2)       $ 1.07        $ 1.14           $ .57
Previously reported..........           N/A          $(2.20)         $ 1.07          $ 1.14           $ .57
Cash dividends per share.....            --           $ .52           $ .48           $ .44           $ .40
AT YEAR END:
Investments..................  $ 81,927,130    $ 90,723,418    $ 91,310,781    $ 83,230,323    $ 79,030,628
Total Assets.................  $135,803,577    $119,388,697    $117,329,039    $107,944,158    $103,613,338
Mortgage Note Payable........  $  8,399,028    $  8,503,776    $  8,599,067    $  8,685,754    $  8,764,615
Note Payable.................  $ 20,000,000              --              --              --              --
Future Policy Benefits and
  Claims Payable.............  $ 81,090,299    $ 76,650,884    $ 65,317,522    $ 62,716,877    $ 56,148,504
Retained Earnings
  (Accumulated Deficit)......  $ (5,319,327)   $ 15,637,029    $ 27,030,102    $ 24,463,447    $ 21,422,301
Shareholders' Equity.........  $  1,511,842    $ 21,467,797    $ 33,300,980    $ 24,530,732    $ 26,856,896
Equity Per Share:
  After net unrealized
    holding gain (loss)......         $ .36           $5.18           $8.25           $6.08           $6.67
  Before net unrealized
    holding gain (loss)......         $ .21           $5.24           $8.06           $7.42             N/A

---------------

(1) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards (Statement) No. 128, "Earnings Per Share". For further discussion of earnings per share and the impact of Statement 128, see the notes to the consolidated financial statements.

(2) No incremental shares related to options/warrants are included due to the loss for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY:

     Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable Central to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, etc., and shareholder dividends payable to the Company. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders. Central and the Company discontinued paying dividends at the end of 1996 and no dividends were paid in 1997. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company. See Item 5.

     The majority of the Company's assets are in investments which were $81,927,130, after a net unrealized holding gain (before taxes of $314,894) of $926,158 (see below), or 60% of the total assets at December 31, 1997. Fixed maturities are the primary investment of the Company and were $79,860,513 or 97% of total investments at December 31, 1997. Other investments consist of short-term securities and policy loans. The Company is carrying fixed maturities of $11,898,627 at amortized cost (held to maturity) and fixed maturities of $67,961,886 at estimated fair value (available for sale) at December 31, 1997. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 97.9% of the bonds are of investment grade quality. In accordance with Statement of Financial Accounting Standards (Statement) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded an increase in investments of $926,158 to reflect the reporting of investments classified as available for sale at fair value (estimated market value) which was higher than amortized cost. The amount is reflected in shareholders' equity as a "net unrealized holding gain, net of $314,894 for taxes". In addition to the fixed maturities, the Company also had $5.7 million in unrestricted cash and $1.9 million in short-term investments at December 31, 1997.

     During 1997, total assets increased about $16 million, however this was offset by an increase in total liabilities of about $36 million after debt. The major reasons for the increase in assets was due to the reinsurance treaty with Hannover and the $20 million note payable. The Company suffered a large negative cash flow in 1997 from the operations of Central. (See consolidated cash flow financial statements.) The negative cash flow was primarily generated from claim payments, much of what was due to a run off of claims due to lapses. Although the majority of the lapsed policies had high loss ratios, new business did not offset the lapses enough to produce a positive cash flow. The Company anticipates that with the changes made during 1997 and into 1998, that future operating cash flow needs, including surrenders of annuity policies, can be provided from premiums and the current investment portfolio.

     Liabilities accrued for future policy benefits and policy claims payable increased 6% to $81,090,299 at December 31, 1997 from $76,650,884 in 1996 or about $4 million. Certain group accident and health reserves increased approximately $5.5 million, to $55.5 million from $50 million, however this increase was offset by surrenders of annuity policies during the year. Shareholders' equity decreased to $1,511,842 due to the 1997 operating loss, which included the strengthening of reserves and costs incurred relative to seeking additional capital. Although the Company's consolidated equity was $1,511,842, including unrealized gain of $611,264, Central's statutory capital and surplus was $24,650,804 at December 31, 1997. Central's capital and surplus includes the $14 million surplus note and the benefit of the $10 million ceding allowance from the Hannover reinsurance treaty.

CAPITAL RESOURCES:

     Central, the major operating subsidiary, suffered a large decrease in its statutory capital and surplus in 1996 which was primarily due to the $9,321,633 statutory loss. This decrease caused Central to fall under the regulatory action level (RAL) imposed by the Ohio Department of Insurance under the recently adopted Risk-Based Capital (RBC) requirements on insurance enterprises.

     Early in 1997, A.M. Best lowered Central's rating from B+ to B due to the losses and decrease in capital and surplus in 1996. Central continued to have losses in 1997 due to an increase in claim payments and a decrease in premiums, due to lapses, and a decrease in new business written. Because of the financial problems of Central, the Company engaged an investment banker to seek additional capital. In the fourth quarter of 1997, the Company entered into the Original Stock Purchase Agreement with Strategic Acquisition Partners (Strategic Partners) pursuant to which the Company would issue and sell 5,000,000 Common Shares and warrants to purchase an additional 2,500,000 Common Shares at an exercise price of $6.50 per share for an aggregate purchase price of $27,500,000. On March 30, 1998, the Company revised its agreement with Strategic Partners and entered into an amended and restated Stock Purchase Agreement (the "New Stock Purchase Agreement") with Strategic Partners and two additional investors, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners"). Pursuant to the New Stock Purchase Agreement, the Company will issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The Company hopes to obtain shareholder and regulatory approval and to close the transaction by June 30, 1998. Concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners arranged for an interim loan of $20 million to the Company. The loan is due June 30, 1998 and bears interest at the prime rate. Proceeds from the loan, received in December 1997, were used to pay off a $5.2 million bank loan and a contribution of $14 million, in the form of a surplus note, to Central.

     If Shareholder approval of the equity financing transaction (the "Equity Financing") is not obtained, the $20,000,000 note evidencing the Bridge Financing (the "Bridge Note") and 800,000 of the 1,000,000 Guarantee Warrants, which have already been issued in connection with the Bridge Financing, will remain outstanding and enforceable against the Company. The Bridge Note matures on June 30, 1998, at which time the Company will be required to repay the loan evidenced by the Bridge Note. Because of regulatory restrictions, it is highly unlikely the Company could receive the funds to repay the Bridge Note from Central. Thus, if Shareholder approval of the Equity Financing is not obtained, it is likely that the Company will not have the ability to repay its obligations under the Bridge Note and will be required immediately to locate an alternate source of financing to meet its obligations under the Bridge Note and to fund its operations. There can be no assurance that the Company would be able to obtain such a refinancing at all or on terms that are favorable to the Company or its Shareholders, particularly in light of Central's current financial position and its recent efforts to obtain financing. The Company's failure to obtain sufficient financing within the requisite time may entitle Strategic Partners to exercise its rights as a secured creditor, including by foreclosing upon all of the common shares of Central which were pledged to Strategic Partners as collateral for the Bridge Financing. As the Company is a holding company with no operations and limited assets, such foreclosure upon the Company's principal asset could result in the Common Shares having little or no value, make it impossible for the Company to continue operations, and/or force the Company to seek protection under federal bankruptcy law.

     The Company believes that if the Equity Financing is approved and consummated, its effect, together with the financial transactions described above and below, recent expense reductions, and internally generated funds, should enable the Company to finance the planned growth for the foreseeable future. If additional funds are required for long-term growth, the Company believes that these funds could be obtained through equity or debt offerings as market conditions permit or dictate.

     Also in December 1997, Central entered into a reinsurance treaty with Reassurance Company of Hannover (Hannover). The reinsurance is on a 50/50 quota-share basis on certain group accident and health policies in force and written during 1997. The treaty provided an initial ceding allowance of $10 million which increased the surplus of Central. The combination of the surplus note and the ceding allowance added $24 million to the statutory capital and surplus of Central. The reinsurance treaty also reduced Central's risk exposure under RBC by approximately 50% and with the additional surplus placed Central above the action levels under RBC at December 31, 1997.

     The only long-term debt the Company had at December 31, 1997, was $8,399,028, which is the principal amount payable under a loan secured by a mortgage on the Company's home office building. The Company entered into the loan agreement in 1990 for $9 million for a term of 10 years bearing interest at 9 1/2% per annum with a 30 year amortization period payment schedule. At the same time, the Company also entered into a 15 year lease agreement with Central for 100% of the space. The Company will use the monthly rental payments to pay, among other expenses, the required mortgage loan payments.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company entered into an Administrative Services Agreement in March 1998 to outsource its computer operations with an independent vendor. The vendor is already in compliance with the Year 2000 issue, so there should be no material additional costs incurred by the Company for the Year 2000 issue.

RESULTS OF OPERATIONS:

  1997 compared to 1996

     During 1997 premiums increased slightly to $258,859,307 from $258,175,337. The group life and health segment accounted for 99% of the premiums in 1997. The group certificates in force decreased about 10% to 104,687 in 1997 compared to 116,304 at the end of 1996. Certificates issued for new group policies were 30,377 in 1997, down 17% from 36,574 in 1996. Total lapses (net of additions/decreases) in 1997 were 41,994, up 24% from 33,990 in 1996. Overall the major reason for the flat growth in premiums, decrease in certificates and increase in lapses can be attributed to the financial condition of Central in 1997 and 1996. The large losses and related decrease in statutory surplus discouraged new business and required large rate increases. Although unprofitable business did terminate, it terminated faster than new profitable business was being issued. The lowering of Central's A.M. Best rating, to B from B+, also had a negative effect on the sale of ordinary life and annuity policies during 1997. With the addition of $24 million to Central's statutory surplus from the surplus note of $14 million, to the Company, and the $10 million resulting from a reinsurance treaty, the Company anticipates an increase in new business certificates and a return to a normal lapse ratio in 1998 and future years.

     Net investment income decreased about 2% to $6,527,537 in 1997 from $6,700,741 in 1996. A decrease in invested assets and a negative cash flow in 1997 were the primary reasons for the decrease.

     Benefits and claims incurred expenses increased 3% in 1997 to $210,776,366 in 1997 from $203,677,232 in 1996. The incurred loss ratio was 81.4% for 1997 compared to 78.9% for 1996. The major reasons for the increase in the claims loss ratio and the level of claims incurred are (a) the continued effect of an underpriced product sold heavily in 1995, (b) a larger number of unexpected and unanticipated prior year claims (1996) paid in 1997, resulting in a 1996 reserve deficiency of approximately $7 million, (c) larger number of annuity policies lapsed than anticipated, (d) a run off in claims due to rate renewal actions and
(e) a reserve strengthening in the fourth quarter of 1997. With the combination of the reserve strengthening, rate renewal actions and benefit changes, the Company anticipates a lower loss ratio in future years.

     Commissions remained fairly level in 1997, $35,525,295 compared to $35,654,815 in 1996 primarily due to premiums remaining flat.

     Operating expenses increased 6% to $39,242,350 or 15.2% of premiums in 1997 compared to $36,874,665 or 14.3% of premiums in 1996. Although salaries, benefits and premium taxes remain the largest portions of the total operating expenses, other operating expenses increased due to the costs incurred relative to seeking additional funds for capital and surplus during 1997 for Central.

     Interest expense increased 33% to $1,078,198 from $812,833 in 1996. The increase was due to the $5.2 million loan in June 1997 and the $20 million loan in December 1997. The $5.2 million loan was paid off in December 1997.

     The net loss for 1997 was $20,956,356 or $5.01 per share compared to $9,288,365 or $2.25 per share in 1996. The Company's revenues increased approximately $647,000, however claims and expenses increased over $7 million, the majority being in claims. Central's group accident and health business represented 98% of the revenues and a higher loss ratio from this segment has a negative effect on earnings. The statutory loss ratio for the group accident and health segment increased to 81.7% in 1997 compared to 77.9% in 1996. Although the losses were higher in 1997, Central received $14 million from the Company and issued a surplus note for the $14 million and received a $10 million ceding allowance from a reinsurance treaty, both of which increased Central's statutory capital and surplus. At December 31, 1997, Central's statutory capital and surplus was $24,650,804, which was above any regulatory action levels.

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,303 was paid in 1994 and $590,000 paid in 1997. The balance primarily deals with whether or not the Company's primary subsidiary, Central, qualified as a life company, for tax purposes. The Company is vigorously protesting the proposed deficiency and based on discussions with counsel management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. The tax case is currently on the May 18, 1998 trial calendar of the United States Tax Court at Cleveland, Ohio, but it is expected that the case will be submitted as a legal issue, i.e., without the need for a trial.

     If the IRS were to prevail in its position that Central no longer qualifies as a life company for tax purposes, approximately $2.6 million of tax and interest would be payable and Federal income taxes would increase in the future. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3 million of income of 60% or $1.8 million. As Central's income increases above $3 million, the special deduction is reduced proportionately. Besides relying on favorable existing case law, Central may have, under certain circumstances, the ability to change and market policies that could insure its qualifications as a life company for tax purposes in the future, if the need arises.

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

     Benefits and claims incurred expenses increased 23% in 1996 to $203,677,232 from $165,472,603 in 1995. The incurred loss ratio was 78.9% for 1996 compared to 71% for 1995. The major reasons for the increase in the claims loss ratio and the level of claims were (a) the underpricing, as a result of inaccurate actuarial and managerial projections and conclusions, of a new product (PMO) introduced in late 1994 and sold heavily in 1995, accounting for 63% of certificates issued, (b) greater utilization than anticipated and (c) new state mandates such as guaranteed issue (not subject to medical underwriting) and preventive benefits, which are medical services that are not for the care, treatment or diagnosis of an illness. By far the biggest cause was the underpriced PMO product which contributed to an estimated 80% of the loss before net investment income. The losses on the new product were recognized in the year the claims were reported and through actuarial estimates of incurred but not reported claims. Higher premiums and aggressive rate renewal actions started April 1, 1996. Because the business is primarily sold on a monthly basis the full renewal action took 12 months ending March 31, 1997.

     In the risk-based capital (RBC) plan that Central filed on March 7, 1997 with the Ohio Department of Insurance (ODI), Central identified certain conditions that contributed to the regulatory action level (RAL) difficulties. The RBC Financial Plan identified the following conditions: (a) the PMO product, which was found to be underpriced, was introduced in late 1994 and sold heavily in 1995, (b) the harsh winter of 1995/96, causing numerous accidents and related heart conditions, (c) greater utilization causing an increase in claims processed, (d) state mandates requiring guaranteed issue, (e) state mandated benefits, and (f) the medical trend was higher than expected.

     The conditions increased Central's claims expense thereby increasing its losses and reducing its capital and surplus below the levels required under the RBC rules. The Company took certain remedial steps, increasing the rates being charged for the new product and increasing the renewal rates as policyholders' anniversary dates arrived. The interim targets established by Central were designed to increase the rates on a monthly basis over a twelve month period to complete the renewal of all policyholders of the PMO product. At the end of March 31, 1997, Central reached its target of increasing rates for all renewal policyholder plans since the rate actions started on April 1, 1996.

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

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, while the rate of income from investments has not increased proportionately. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts by the Company will fully offset the impact of inflation or that premiums will equal or exceed increasing health care costs.

LEGISLATIVE DEVELOPMENTS:

     In 1996 Congress passed the Health Portability and Accountability Act of 1996, which provides for changes in the health insurance market and went into effect in July 1997. It guarantees the availability and renewability of health insurance coverage for certain employees and individuals, and limits the use of preexisting condition restrictions. The Act creates federal standards for insurers, health maintenance organizations (HMO's), and employer plans, including those who self-insure. It permits, however, substantial state flexibility for compliance with the requirements on insurers. The Company cannot predict the ultimate timing or effect of any legislative efforts, and no assurance can be given that any such efforts will not have a material adverse effect on the Company's business and results of operations.

NEW ACCOUNTING STANDARDS:

     In October 1995, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (Statement) 123, "Accounting for Stock-Based Compensation", which was effective for the Company for the year ended December 31, 1996. The Statement prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. Statement 123 allows for either the adoption of the "fair value" method of accounting for stock-based compensation or the continued use of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to comply with APB No. 25. The Company has not granted any new stock options subsequent to January 1, 1995, therefore, the pro forma disclosures required by Statement 123 are not applicable.

     In June 1996, FASB issued Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 125 provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishments of liabilities occurring after December 31, 1996. Statement 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", was issued in December 1996. The impact of Statement 125 and Statement 127 is not expected to be material to the consolidated financial statements.

     In 1997, FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

     In 1997, FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." Statement 129, which is applicable to all companies, consolidates the existing guidance in the authoritative literature relating to an entity's capital structure. Capital structure disclosures required by Statement 129 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Statement 129 is effective for financial statements for periods ending after December 31, 1997 and is not expected to be material to the consolidated financial statements.

     In 1997, FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. It does not apply to not-for-profit entities. Disclosure of total comprehensive income is required in interim period financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The rules require companies to (a) display items of other comprehensive income either below the total for net income, in a separate statement of comprehensive income, or in a statement of changes in equity, the alternative we believe many companies will follow, and (b) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a company display an amount representing total comprehensive income for the periods reported in that financial statement. The final Statement eliminated the proposed requirement to display comprehensive income per share because of the overwhelming negative response the FASB received related to this matter. Application of Statement 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements. The statement is effective for fiscal years beginning after December 15, 1997 and is not considered to have a material effect on the consolidated financial statements.

     In 1997, FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 131 significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Statement supersedes FASB Statement 14 on segments. It does not apply to nonpublic enterprises or to not-for-profit organizations. The FASB concluded that the "industry segment approach" to reporting segment information under Statement 14 is not providing the information required by financial statement users. Under Statement 131's "management approach," public companies will report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. In response to constituent concerns, the FASB added quantitative thresholds, similar to the Statement 14 guidelines, to determine if a segment must be reported. Statement 131 is effective for years beginning after December 15, 1997. The Company believes the information required for segment disclosure is available and compliance with Statement 131 will not be a problem.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                        CENTRAL RESERVE LIFE CORPORATION

                                     INDEX

                                                                                   PAGE
                                                                                   ----
            Independent Auditors' Report................................            20

            Consolidated Balance Sheets as of December 31, 1997 and
              1996......................................................            21

            Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995..........................            22

            Consolidated Statements of Shareholders' Equity for the
              years ended
              December 31, 1997, 1996 and 1995..........................            23

            Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995......            24

            Notes to Consolidated Financial Statements for the years
              ended December 31, 1997, 1996 and 1995....................            25

            Schedule I -- Summary of Investments -- Other than
              Investments
              in Related Parties........................................            47

            Schedule II -- Condensed Financial Information of
              Registrant -- Central Reserve Life Corporation (Parent
              Only).....................................................            48

            Schedule III -- Supplementary Insurance Information.........            51

            Schedule IV -- Reinsurance..................................            52

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Reserve Life Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial losses from operations in 1997 and 1996 that resulted in a significantly reduced net capital position. The Company has entered into an Amended and Restated Stock Purchase Agreement to issue and sell 7,300,000 Common Shares and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The closing of the Amended and Restated Stock Purchase Agreement is subject to shareholder approval and regulatory approvals. In December 1997, the Company obtained an interim loan of $20 million and that loan is due June 30, 1998. Should the Amended and Restated Stock Purchase Agreement not be completed before June 30, 1998, and due to regulatory limitations on the Company's ability to receive dividends from its insurance subsidiary, the Company, absent some alternative capital resource, will not have the ability to repay the interim loan. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           KPMG Peat Marwick LLP

Columbus, Ohio
February 20, 1998, except for Notes 1(b) and 7, as to which the date is March 30, 1998.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
================================================================================

                                                                  1997           1996
                                                              ------------   ------------
ASSETS
Investments (Note 2):
  Fixed maturities held to maturity, at amortized cost......  $ 11,898,627   $ 11,892,925
  Fixed maturities available for sale, at estimated fair
     value..................................................    67,961,886     67,608,937
                                                              ------------   ------------
            Total fixed maturities..........................    79,860,513     79,501,862
  Policy loans..............................................        96,211        111,646
  Short-term investments, at cost which approximates
     market.................................................     1,970,406     11,109,910
                                                              ------------   ------------
            Total investments...............................    81,927,130     90,723,418
Cash (Note 2)...............................................     5,632,459      4,649,832
Cash--restricted............................................     3,930,956      3,822,423
Accrued investment income...................................     1,123,693        988,536
Premiums receivable.........................................     2,098,243      3,049,026
Reinsurance receivable (Note 11)............................    26,215,765        312,000
Property and equipment, at cost, net of accumulated
  depreciation of $7,679,526 and $6,855,062, respectively
  (Note 1)..................................................    10,966,512     11,196,987
Deferred federal income taxes (Note 5)......................     1,356,000        948,363
Federal income taxes recoverable............................            --      2,245,530
Other assets................................................     2,552,819      1,452,582
                                                              ------------   ------------
                                                              $135,803,577   $119,388,697
                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits, losses and claims.................  $ 24,903,497   $ 33,741,819
  Other policy claims and benefits payable (Note 3).........    56,186,802     42,909,065
  Deferred reinsurance gain (Note 11).......................    10,000,000             --
  Other policyholders' funds................................     7,565,341      6,510,894
  Other liabilities.........................................     7,237,067      6,255,346
                                                              ------------   ------------
                                                               105,892,707     89,417,124
Note payable (Note 7).......................................    20,000,000             --
Mortgage note payable (Note 9)..............................     8,399,028      8,503,776
                                                              ------------   ------------
            Total liabilities...............................   134,291,735     97,920,900
                                                              ------------   ------------
Commitments and contingencies (Notes 5, 10, 12 and 13)
Shareholders' equity (Notes 4 and 14):
  Non-Voting Preferred shares, no par value, authorized
     2,000,000 none issued (Note 15)........................            --             --
  Common shares, no par value, stated value $.50, authorized
     15,000,000, issued and outstanding 4,195,172 in 1997
     and 4,145,172 in 1996 (865,845 are reserved for options
     and warrants)..........................................     2,097,586      2,072,586
  Additional paid-in capital................................     4,122,319      4,005,819
  Net unrealized holding gain (loss)........................       611,264       (247,637)
  Retained earnings (accumulated deficit)...................    (5,319,327)    15,637,029
                                                              ------------   ------------
            Total shareholders' equity......................     1,511,842     21,467,797
                                                              ------------   ------------
                                                              $135,803,577   $119,388,697
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues:
  Premiums.......................................  $258,859,307    $258,175,337    $233,168,529
  Net investment income (Note 2).................     6,527,537       6,700,741       6,454,038
  Net realized gains (losses) (Note 2)...........       146,478           9,517         149,527
  Other income...................................            --              --          37,000
                                                   ------------    ------------    ------------
                                                    265,533,322     264,885,595     239,809,094
                                                   ------------    ------------    ------------
Benefits, losses and expenses:
  Benefits, claims, losses and settlement
     expenses....................................   210,776,366     203,677,232     165,472,603
  Commissions....................................    35,525,295      35,654,815      33,411,203
  Salaries and benefits..........................    18,112,730      16,855,141      15,066,432
  Taxes, licenses and fees.......................     6,366,798       6,136,793       5,541,570
  Other operating expenses.......................    14,762,822      13,882,731      13,548,624
  Interest expense...............................     1,078,198         812,833         821,437
                                                   ------------    ------------    ------------
                                                    286,622,209     277,019,545     233,861,869
                                                   ------------    ------------    ------------
Income (loss) before Federal income taxes........   (21,088,887)    (12,133,950)      5,947,225
Federal income tax expense (benefit) (Note 5)....      (132,531)     (2,845,585)      1,442,618
                                                   ------------    ------------    ------------
Net income (loss) (Note 4).......................  $(20,956,356)   $ (9,288,365)   $  4,504,607
                                                   ============    ============    ============
Earnings (loss) per common share: (Note 8)
  Basic..........................................        $(5.01)         $(2.29)          $1.12
  Diluted........................................        $(5.01)         $(2.29)          $1.07
  Previously reported............................           N/A          $(2.20)          $1.07

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                                                                        NET UN-
                                                                       REALIZED        RETAINED
                                                        ADDITIONAL       GAIN          EARNINGS
                                            COMMON       PAID-IN       (LOSS) ON     (ACCUMULATED
                                            SHARES       CAPITAL      INVESTMENTS      DEFICIT)
                                          ----------    ----------    -----------    ------------
Balance, December 31, 1994..............  $2,018,650    $3,475,690    $(5,427,055)   $24,463,447
  Cash dividends ($.48 per share).......          --            --             --     (1,937,952)
  Net income............................          --            --             --      4,504,607
  Exercise of stock options (Note 14)...         100         1,250             --             --
  Change in net unrealized holding gain,
     net of deferred tax liability of
     $399,340...........................          --            --      6,202,243             --
                                          ----------    ----------    -----------    -----------
Balance, December 31, 1995..............   2,018,750     3,476,940        775,188     27,030,102
  Cash dividends ($.52 per share).......          --            --             --     (2,104,708)
  Net (loss)............................          --            --             --     (9,288,365)
  Exercise of stock options (Note 14)...      10,015        46,848             --             --
  Private placement to agents and
     directors..........................      43,821       482,031             --             --
  Change in net unrealized holding
     loss...............................          --            --     (1,022,825)            --
                                          ----------    ----------    -----------    -----------
Balance, December 31, 1996..............   2,072,586     4,005,819       (247,637)    15,637,029
  Net (loss)............................          --            --             --    (20,956,356)
  Exercise of stock options (Note 14)...      25,000       116,500             --             --
  Change in net unrealized holding gain,
     net of deferred tax liability of
     $314,894...........................          --            --        858,901             --
                                          ----------    ----------    -----------    -----------
                                          $2,097,586    $4,122,319    $   611,264    $(5,319,327)
                                          ==========    ==========    ===========    ===========

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                                                                 1997           1996           1995
                                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $(20,956,356)  $ (9,288,365)  $  4,504,607
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
      Depreciation and amortization........................       840,864      1,057,473      1,111,718
      Net realized (gains) losses..........................      (146,478)        (9,517)      (149,527)
      Deferred federal income taxes........................      (722,531)       (36,673)        23,592
      Changes in assets and liabilities:
         Restricted cash...................................      (108,533)       164,081        (28,197)
         Premiums receivable...............................       950,783     (1,195,921)      (196,880)
         Reinsurance receivable............................    (1,353,765)            --             --
         Federal income taxes recoverable..................     2,245,530     (1,919,150)       (80,974)
         Accrued investment income.........................      (135,157)       (15,156)       342,557
         Other assets......................................    (1,100,239)      (149,552)      (762,269)
         Future policy benefits, claims and funds
           payable.........................................     8,611,801     11,805,490       (153,619)
         Other liabilities.................................       981,720      1,366,844     (1,370,327)
                                                             ------------   ------------   ------------
         Net cash provided by (used in) operating
           activities......................................   (10,892,361)     1,779,554      3,240,681
                                                             ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (additions) deletions to furniture and equipment.....      (763,124)       244,652       (738,537)
  Net proceeds (purchase) of investments -- short-term.....     9,139,504     (1,732,625)    (7,126,373)
  Purchase of investments -- fixed maturities held to
    maturity...............................................        (5,702)            --             --
  Purchase of investments -- fixed maturities available for
    sale...................................................   (22,113,291)   (10,977,540)   (15,995,248)
  Policy loans.............................................       (15,435)        (5,205)        (5,295)
  Proceeds from sale of fixed maturities available for
    sale...................................................     3,528,625        176,925     13,537,157
  Proceeds from calls/maturity of fixed maturities
    available for sale.....................................    19,722,467     10,747,238      6,831,746
  Proceeds from calls/maturity of fixed maturities held to
    maturity...............................................        13,131        102,803      1,473,228
                                                             ------------   ------------   ------------
         Net cash provided by (used in) investing
           activities......................................     9,506,175     (1,443,752)    (2,023,322)
                                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in annuity account balances.....................     1,269,307      2,926,416      3,442,263
  Decrease in annuity account balances.....................    (4,387,246)    (2,110,618)    (1,216,997)
  Principal payments on long-term debt.....................      (104,748)       (95,291)       (86,687)
  Proceeds from note payable...............................    25,200,000             --             --
  Repayment of note payable................................    (5,200,000)            --             --
  Proceeds from exercise of stock options..................       141,500         56,863          1,350
  Proceeds from private placement to agents, directors.....            --        525,852             --
  Dividends................................................            --     (2,104,708)    (1,937,952)
  Reinsurance ceding allowance.............................   (14,550,000)            --             --
                                                             ------------   ------------   ------------
         Net cash provided by (used in) financing
           activities......................................     2,368,813       (801,486)       201,977
                                                             ------------   ------------   ------------
         Net increase (decrease) in cash...................       982,627       (465,684)     1,419,336
Cash at beginning of year..................................     4,649,832      5,115,516      3,696,180
                                                             ------------   ------------   ------------
Cash at end of year........................................  $  5,632,459   $  4,649,832   $  5,115,516
                                                             ============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest...................  $  1,012,098   $    812,833   $    821,437
  Cash paid (received) during the year for income taxes....  $    590,000   $   (889,762)  $  1,500,000

          See accompanying notes to consolidated financial statements.

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

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

     The consolidated financial statements include several major financial transactions that took place in the fourth quarter of 1997. In conjunction with the Stock Purchase Agreement entered into, the Company entered into a $20 million loan agreement. Proceeds from the loan were used to pay off a $5.2 million bank loan and to contribute $14 million to Central, in the form of a surplus note. Also, Central entered into a reinsurance treaty that provided an additional $10 million of statutory surplus. Although these amounts are eliminated from the Company's shareholder's equity, for statutory purposes they are accounted as additions to Central's capital and surplus.

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

     In 1996, Central experienced substantial losses incurred in connection with the newly-issued insurance plans, greater utilization than anticipated, new state mandates, such as guaranteed issue and preventive benefits, and overall reductions in profitability arising out of industry-wide pricing competition. In response to these losses, the Company pursued a variety of alternatives to raise equity capital for the purpose of resolving the Company's immediate financial concerns created by the magnitude of these losses.

     In November 1997, the Company entered into a Stock Purchase Agreement (the "Original Stock Purchase Agreement") with Strategic Acquisition Partners, LLC (Strategic Partners), in which the Company agreed to issue and sell 5,000,000 Common Shares and warrants to purchase an additional 2,500,000 Common Shares at an exercise price of $6.50 per share for an aggregate purchase price of $27,500,000. On March 30, 1998, the Company revised its agreement with Strategic Partners and entered into an amended and restated Stock Purchase Agreement (the "New Stock Purchase Agreement") with Strategic Partners and two additional investors, Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners"). Pursuant to the New Stock Purchase Agreement, the Company will issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The transaction is subject to shareholder and regulatory approvals.

     Concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners arranged for an interim loan (the "Bridge Loan") of $20 million to the Company (see Note 7). In consideration of the

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

arrangement, the Company issued warrants to purchase 800,000 Common Shares at $6.00 per share. The proceeds of the Bridge Loan were used as follows: (i) $5.2 million was utilized to repay outstanding bank debt; (ii) $14 million was used by the Company to invest in the statutory surplus of Central and was evidenced by a surplus note in favor of the Company from Central; and (iii) $800,000 was used to establish an interest reserve at the Company and to pay transaction expenses. The Bridge Loan, as amended, is due June 30, 1998. As collateral for the Bridge Loan, the Company pledged to Strategic Partners all of the common shares of Central and the surplus note executed by Central in favor of the Company. The Company executed a promissory note in favor of Strategic Partners to evidence the Bridge Loan and the Company and Strategic Partners executed a Credit Agreement to govern the transaction.

     Management believes that the New Stock Purchase Agreement will be approved and completed in the second quarter of 1998 and intends to utilized the proceeds from that transaction to, among others things, repay the Bridge Loan. Should the New Stock Purchase Agreement not be completed before June 30, 1998, and due to regulatory limitations on the Company's ability to receive dividends from its insurance subsidiary, the Company, absent some alternative capital resource, will not have the ability to repay the interim loan (see Notes 4 and 7). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Additionally, Central entered into a retroactive reinsurance treaty in December 1997 with Reassurance Company of Hannover (Hannover). The reinsurance was effective January 1, 1997 and is on a 50/50 quota-share basis on certain group accident and health policies in force and written during 1997. The treaty provided an initial ceding allowance of $10 million which was accounted for as a deferred reinsurance gain in the consolidated financial statements and accounted for as special surplus on a statutory basis. The Hannover treaty, in combination with the $14 million surplus note provided to Central through the Bridge Loan described above, is an integral part of returning Central to statutory surplus levels in excess of the regulatory risk-based capital requirements (RBC). Central, in accordance with section 3907.12 of the Ohio Revised Code, was not required to have written permission of the Ohio superintendent of insurance to enter into the treaty, since it was less than 80% of its risk. However, as a matter of normal practices, Central did discuss and communicate the terms of the Hannover treaty with the Ohio Department of Insurance (ODI) and did not receive any objection. Central did receive an opinion from an outside actuary that the Hannover treaty was in compliance with the relevant sections of Rule 3901-3-07 of the Ohio Insurance Regulations that establishes accounting requirements for insurers regarding reinsurance ceded. As with any agreement, a risk exists that the ODI could question the statutory accounting treatment by Central at its next examination. If, for some reason, the ODI were to reverse the reinsurance accounting treatment, Central's RBC levels would fall below the regulatory action level requiring specific communications to and response form the ODI. Central has had meetings and discussions with the ODI and has no reasons to believe the accounting treatment currently being used would be reversed.

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

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

          The Health Insurance Portability and Accountability Act of 1996, which provides for changes in the health insurance market became effective in July 1997. It guarantees the availability and renewability of health insurance coverage for certain employees and individuals, and limits the use of preexisting condition restrictions. The Act creates federal standards for insurers, health maintenance organizations (HMOs), and employer plans, including those who self-insure. It permits, however, substantial state flexibility for compliance with the requirements on insurers.

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

  (C) INVESTMENTS

     Effective January 1, 1994, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (Statement) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 requires that investments in all debt securities and those equity securities with readily determinable market values be classified into one of three categories: held to maturity, trading or available for sale. Classification of investments is based upon management's current intent. Debt securities which management has a positive intent and ability to hold until maturity are classified as securities held to maturity and are carried at amortized cost. Unrealized holding gains and losses on securities held to maturity are not reflected in the consolidated financial statements. Debt and equity securities that are purchased for short-term resale are classified as trading securities. Trading securities are carried at estimated fair value, with unrealized holding gains and losses included in earnings. All other debt and equity securities not included in the above two categories are classified as securities available for sale. Securities available for sale are carried at estimated fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, net of tax. At December 31, 1997, the Company did not have any investments classified as trading securities.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

  (D) DEFERRED POLICY ACQUISITION COSTS

     Certain costs, principally commissions, which vary with and are directly related to the production of ordinary life business, have been deferred. The deferred costs are being amortized through the use of factors over the benefit period of the related policies. These factors were developed using assumptions which are consistent with those used in setting rates. Due to the nature of the business and its persistency experience, the Company does not defer policy acquisition costs for Central's group business. Deferred policy acquisition costs at December 31, 1997 and 1996 were $325,572 and $321,567, respectively. The net amounts amortized to income were $4,005 in 1997, $111,807 in 1996 and $59,834 in 1995. The decrease in 1997 was due to the decrease in sales of Central's 10-year term policies.

  (E) PROPERTY AND EQUIPMENT

     Included in the $10.9 million for property and equipment is approximately $7.9 million (net of depreciation) for the home office building and $1.6 million for land. Depreciation for the building is primarily over 31.5 years, except for certain components which are over 15 years. The straight-line method is used.

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

  (G) LIFE AND ACCIDENT AND HEALTH CLAIM RESERVES

     The liabilities for unpaid accident and health and death claims are estimated principally based upon past experience for pending, incurred but not reported, and reopened claims. The liability includes a provision for the estimated cost of investigating and settling the claim liability. The estimate of accident and health claim reserves incurred, but not yet due, are computed using actuarially determined factors based on a combination of claim completion and loss ratio methods, utilizing durational experience, seasonal cycle, changes in health care practice, changes in inflation rates and the claims backlog. The liability is particularly sensitive to recent claims frequency and severity experience of Central. Management believes the liabilities for unpaid claims are adequate, but no assurance can be made that the ultimate payments will not exceed the liability recorded at December 31, 1997.

  (H) RECOGNITION OF PREMIUM REVENUES AND BENEFITS

     Life premiums are recognized as revenues as they become due. Benefits and expenses are reported in a manner which results in the recognition of profits over the life of the policy. Such recognition is accomplished

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

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

  (I) STOCK OPTIONS

     The Company recognizes expense for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees."

  (J) FEDERAL INCOME TAXES

     The Company follows Statement 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2 -- CASH AND INVESTMENTS

     The following is the breakdown of net investment income by category of investments for the years ending December 31:

                                               1997         1996         1995
                                            ----------   ----------   ----------
Fixed maturities..........................  $5,572,238   $5,826,478   $5,570,307
Policy loans..............................       4,865        5,036        5,517
Short-term investments....................     757,829      688,911      683,170
Other.....................................     192,605      180,316      195,044
                                            ----------   ----------   ----------
                                            $6,527,537   $6,700,741   $6,454,038
                                            ==========   ==========   ==========

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     Realized gains and losses are summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               1997         1996         1995
                                                             ---------   ----------   ----------
Realized gains:
  Fixed maturities.........................................  $ 149,010   $   11,390   $  203,502
  Equipment................................................         --        3,875           --
                                                             ---------   ----------   ----------
                                                               149,010       15,265      203,502
                                                             ---------   ----------   ----------
Realized losses:
  Fixed maturities.........................................      2,532        5,748       52,462
  Equipment................................................         --           --        1,513
                                                             ---------   ----------   ----------
          Total losses.....................................      2,532        5,748       53,975
                                                             ---------   ----------   ----------
Net realized gains (losses)................................  $ 146,478   $    9,517   $  149,527
                                                             =========   ==========   ==========

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     The amortized cost and estimated fair value of securities held to maturity and available for sale as of December 31, 1997, are as follows. The estimated fair value is based on quoted market prices, where available, or on values obtained from independent pricing services.

                                                      DECEMBER 31, 1997
                                     ----------------------------------------------------
                                                   UNREALIZED    UNREALIZED
                                      AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                        COST          GAINS        LOSSES     FAIR VALUE
                                     -----------   -----------   ----------   -----------
Held to maturity:
  U.S. Treasury securities.........  $ 7,549,309   $     7,869   $ (52,334)   $ 7,504,844
  Mortgage-backed securities:
     Federal Home Loan
       Mortgage....................    2,928,408        11,389        (767)     2,939,030
     Federal National Mortgage.....    1,397,987        17,353          --      1,415,340
     Other.........................       22,923           163         (32)        23,054
                                     -----------   -----------   ---------    -----------
          Total held to maturity...  $11,898,627   $    36,774   $ (53,133)   $11,882,268
                                     ===========   ===========   =========    ===========

                                                      DECEMBER 31, 1997
                                     ----------------------------------------------------
                                                   UNREALIZED    UNREALIZED
                                      AMORTIZED      HOLDING      HOLDING      ESTIMATED
                                        COST          GAINS        LOSSES     FAIR VALUE
                                     -----------   -----------   ----------   -----------
Available for sale:
  U.S. Treasury securities.........  $ 8,554,542   $   194,270   $      --    $ 8,748,812
  U.S. Agencies....................    6,948,504       115,246          --      7,063,750
  Obligations of states,
     municipalities and political
     subdivisions..................      600,000         3,199          --        603,199
  Corporate bonds..................   29,137,110       598,824     (83,046)    29,652,888
  Foreign bonds....................    1,531,661        17,356      (1,377)     1,547,640
  Mortgage-backed securities:
     Federal Home Loan
       Mortgage....................    6,408,695       112,977      (6,415)     6,515,257
     Federal National Mortgage.....    5,427,383        51,161      (6,200)     5,472,344
     Other.........................    8,427,833       172,641    (242,478)     8,357,996
                                     -----------   -----------   ---------    -----------
          Total available for
            sale...................  $67,035,728   $ 1,265,674   $(339,516)   $67,961,886
                                     ===========   ===========   =========    ===========

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

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
                                    ===========   ===========   ===========   ===========

     The proceeds, gross realized gains and gross realized losses from the sale (excluding calls, maturities and pay downs) of fixed maturities available for sale during each year were as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                1997          1996          1995
                                                             -----------   -----------   -----------
Proceeds...................................................  $ 3,528,625   $   176,925   $13,537,157
Gross realized gains.......................................       56,282            --       179,825
Gross realized losses......................................        2,532         5,369        48,854
                                                             ===========   ===========   ===========

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     The amortized cost and estimated fair value of fixed maturities at December 31, 1997, by contractual maturity, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                              DECEMBER 31, 1997
                                                          --------------------------
                                                           AMORTIZED      ESTIMATED
                                                             COST        FAIR VALUE
                                                          -----------    -----------
Held to maturity:
  Due in one year or less...............................   $2,999,410     $2,998,281
  Due after one year through five years.................    3,532,942      3,505,625
  Due after five years through ten years................    1,016,957      1,000,938
                                                          -----------    -----------
                                                            7,549,309      7,504,844
  Mortgage-backed securities (3.8 average years)........    4,349,318      4,377,424
                                                          -----------    -----------
          Total held to maturity........................  $11,898,627    $11,882,268
                                                          ===========    ===========

                                                              DECEMBER 31, 1997
                                                          --------------------------
                                                           AMORTIZED      ESTIMATED
                                                             COST        FAIR VALUE
                                                          -----------    -----------
Available for sale:
  Due in one year or less...............................   $1,539,737     $1,544,531
  Due after one year through five years.................   33,468,756     34,010,170
  Due after five years through ten years................   10,731,285     10,962,354
  Due after ten years...................................    1,032,039      1,099,233
                                                          -----------    -----------
                                                           46,771,817     47,616,288
  Mortgage-backed securities (4.6 average years)........   20,263,911     20,345,598
                                                          -----------    -----------
          Total available for sale......................  $67,035,728    $67,961,886
                                                          ===========    ===========

     The Company does not engage in trading market risk sensitive instruments. Neither does the Company purchase as investments, hedges or for purposes "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has issued no debt instruments, has entered into no forward or futures contracts, has purchased no options and has entered no swaps. Following is a table reflecting the quality of Central's portfolio:

                                                                            COST
                      QUALITY RATING                          AMORTIZED    PERCENT
                      --------------                          ---------    -------
  Aaa......................................................  $44,203,239     56.0%
  Aa.......................................................    5,604,339      7.1
  A........................................................   22,101,619     28.0
  Baa......................................................    5,367,536      6.8
  Ba.......................................................    1,578,687      2.0
  NR.......................................................       78,935       .1
                                                             -----------   ------
                                                             $78,934,355    100.0%
                                                             ===========   ======

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     Following is a listing of investments, except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, which exceeds ten percent of shareholders' equity at December 31, 1997:

                                                               ESTIMATED
                            BOND                               FAIR VALUE
                            ----                               ----------
Paine Webber Mtg. Acc. Corp.................................   $  401,650
Paine Webber Mtg. Acc. Corp.................................      483,813
Citibank Housing Sec........................................      411,776
Prudential Hm Mtg...........................................      947,835
Structured Asset Corp.......................................    1,004,000
Bear Stearns................................................    1,000,190
Countrywide Funding.........................................      451,920
GE Capital Mtg. Service.....................................      759,465
Countrywide Funding Co......................................      454,698
CWMBS, Inc..................................................      429,713
Citicorp. Mortgage SEC......................................    1,163,821
Paine Webber Mtg. Acc. Corp.................................      849,111
Ontario Prov. Canada........................................      524,329
Quaker Oats - MTN...........................................      517,655
Hertz Corp..................................................      501,250
Coles Myer Fin..............................................      499,687
Baxter International........................................      530,468
Sears Corp. Notes...........................................    1,026,250
GMAC........................................................      541,250
Hanson Overseas BV..........................................    1,043,125
Seagram Ltd.................................................      501,718
Canadian PAC. LTD...........................................      508,485
Martin Marietta Corp........................................      505,156
Dole Food...................................................    1,010,000
Phillips Electronics NV.....................................      509,531
Carnival Corp...............................................      719,062
Imcera Group, Inc...........................................      491,875
Sonoco Prods. Co............................................      490,937
Valasis Comm................................................      556,562
Eastman Chem. Co............................................      500,156
K Mart Corp. MTN BE.........................................    1,004,375
Amoco CDA Pete Co...........................................      515,400
Federal Express Corp........................................      365,860
Southwest Airlines..........................................      439,420
Ashland Inc.................................................      608,750
Heller Financial............................................      502,968
Citicorp....................................................      210,375
GATX Cap. Corp..............................................      502,656
International Lease.........................................      500,625
Commercial Credit Corp......................................      997,500
Norwest Financial...........................................      756,796
Salomon Smith Barney........................................    1,008,125
CIT Group Holdings..........................................    1,003,750
US Bancorp ORE..............................................      257,578

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                                                               ESTIMATED
                            BOND                               FAIR VALUE
                            ----                               ----------
First Data Corp.............................................   $  508,700
Mellon Bank Notes...........................................      508,906
Allstate....................................................      511,093
Salomon Bros................................................      506,562
Wells Fargo.................................................      493,906
CNA Financial Corp..........................................      295,781
USL Cap. Corp...............................................      502,968
AON Corp....................................................      495,468
PNC Funding Corp............................................      533,125
Countrywide Home............................................      508,125
Bear Stearns Corp...........................................    1,003,437
Florida Power & Light.......................................      493,593
Southern New England........................................    1,012,500
Chesapeake & Potomac Tel....................................      488,281
Michigan Bell Telephone.....................................      499,687
Commonwealth Edison.........................................      511,406
Pacific Gas & Electric......................................      487,656
Hydro-Quebec................................................      522,610
BAT Capital Corp............................................      500,700
Georgia Power...............................................      992,812
St. Louis MO ARPT REV.......................................      501,555

     At December 31, 1997 cash includes approximately $3.9 million held for self-funded accident and health accounts, which is restricted as to its use. Central is entitled to investment income from these restricted funds. A corresponding amount is included in liabilities in the accompanying consolidated financial statements.

     At December 31, 1997 Central had certificates of deposit and fixed maturities on deposit with various state insurance departments, carried at $4,194,490, for the protection of policyholders.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 3 -- LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for Other Policy Claims and Benefits Payable, including the claims adjustment expenses (CAE) as follows:

                                                   YEAR ENDED DECEMBER 31,
                                         --------------------------------------------
                                             1997            1996            1995
                                         ------------    ------------    ------------
Balance at beginning of year...........  $ 42,909,065    $ 35,125,467    $ 35,219,992
Incurred claims and CAE for:
     Current year......................   206,636,150     196,260,939     161,454,853
     Prior years.......................     8,274,823       1,134,739         225,632
                                         ------------    ------------    ------------
          Total incurred...............   214,910,973     197,395,678     161,680,485
                                         ------------    ------------    ------------
Paid claims and CAE, net of
  reinsurance, for:
     Current year......................   144,056,413     153,758,124     126,329,386
     Prior years.......................    57,576,823      35,853,956      35,445,624
                                         ------------    ------------    ------------
          Total paid...................   201,633,236     189,612,080     161,775,010
                                         ------------    ------------    ------------
Balance at end of year.................  $ 56,186,802    $ 42,909,065    $ 35,125,467
                                         ============    ============    ============

     Claim reserves are estimates of amounts needed to pay reported and unreported claims based on facts and circumstances known at the time the reserves are established. Reserves are based on historical claims information, industry statistics and other factors. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate liability will not exceed recorded claim reserves. A larger number of unexpected and unanticipated prior year claims were paid in 1997, resulting in a large reserve deficiency at December 31, 1996.

NOTE 4 -- DIVIDEND RESTRICTION AND STATUTORY FINANCIAL INFORMATION

     Central, the Company's main operating subsidiary, is subject to certain restrictions which are contained in the Insurance Holding Company statute (Ohio Revised Code 3901.34) which prevent Central from paying the Company, without the approval of the Ohio Superintendent of Insurance, any dividend from other than earned surplus (as defined in the statute). At December 31, 1997, Central had $24,650,804 of statutory capital and surplus, however it had negative earned surplus of $7,511,306 due to losses in 1996 and 1997. Because of the negative earned surplus, Central is not permitted to pay any dividends without approval of the Ohio Superintendent of Insurance. There can be no assurance that Central would be able to obtain such approval before returning to profitability and establishing an adequate positive earned surplus.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     Shareholders' capital and surplus and net income (loss) as determined in accordance with statutory accounting practices for Central differ from GAAP. Following is a reconciliation showing those differences.

                                                              YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1997          1996          1995
                                                       -----------   -----------   -----------
Statutory capital and surplus of insurance
  subsidiary.........................................  $24,650,804   $16,595,497   $27,477,972
Shareholders' equity of non-insurance subsidiaries...    1,554,244     1,754,636     2,399,919
Add (deduct):
  Net unrealized holding gain (loss) before taxes....      926,158      (247,637)      775,188
  Deferred policy acquisition costs..................      325,572       321,567       209,760
  Policyholder reserve adjustments...................      126,744      (144,495)     (333,383)
  Asset valuation and interest maintenance reserve...      951,457     1,212,445     1,220,336
  Non-admitted assets and other adjustments, net.....      620,863     1,027,421     1,038,838
  Deferred Federal income taxes......................    1,356,000       948,363       512,350
  Reinsurance ceding allowances......................  (10,000,000)           --            --
  Surplus note.......................................  (14,000,000)           --            --
  Surplus contribution...............................   (5,000,000)           --            --
                                                       -----------   -----------   -----------
          Shareholders' equity per accompanying
            consolidated financial statements........  $ 1,511,842   $21,467,797   $33,300,980
                                                       ===========   ===========   ===========

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           1997          1996          1995
                                                       ------------   -----------   -----------
Statutory net income (loss) of insurance
  subsidiary.........................................  $(21,616,489)  $(9,321,633)  $ 4,569,765
Net income (loss) of non-insurance subsidiaries......      (341,892)     (223,951)     (220,452)
Add (deduct):
  Policyholder reserves..............................       271,240       188,888        96,104
  Deferred Federal income tax expense (benefit)......       722,531        36,673       (23,592)
  Deferred policy acquisition costs..................         4,005       111,807        59,834
  Net change in interest maintenance reserve.........         4,249       (80,149)       22,948
                                                       ------------   -----------   -----------
     Net income (loss) per accompanying consolidated
       financial statements..........................  $(20,956,356)  $(9,288,365)  $ 4,504,607
                                                       ============   ===========   ===========

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

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

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

     In December 1997, the Company contributed, in the form of a surplus note, $14 million to Central, from the proceeds of the $20 million loan. Central also entered into a reinsurance treaty in December 1997, that provided an initial ceding allowance of $10 million, which increased Central's statutory surplus. The treaty also provided for a 50/50 quota-share formula relieving Central of approximately 50% of its insurance risk at December 31, 1997. At December 31, 1997 Central's TAC was $24,927,585 or 3.1 times its ACL and accordingly, Central was above the Company Action Level.

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

     Federal income tax expense (benefit) is composed of the following:

                                                      YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------
                                              1997              1996              1995
                                           -----------       -----------       ----------
Current................................    $   590,000       $(2,808,912)      $1,419,026
Deferred...............................       (722,531)          (36,673)          23,592
                                           -----------       -----------       ----------
                                           $  (132,531)      $(2,845,585)      $1,442,618
                                           ===========       ===========       ==========

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35%. Those effects are as follows:

                                              1997              1996              1995
                                           -----------       -----------       ----------
Computed "expected" tax expense
  (benefit)............................    $(7,381,110)      $(4,246,883)      $2,081,529
Special life insurance deduction.......             --         1,006,747         (486,193)
Tax exempt interest....................        (12,206)          (12,206)         (13,206)
Change in the beginning-of-the-year
  balance of the valuation allowance
  for deferred tax assets allocated to
  income tax expense...................      6,367,801           (21,953)        (187,513)
Tax rate differential..................        210,889           121,340          (59,472)
Accrual adjustment.....................       (104,166)          (73,382)          46,026
IRS audit adjustment...................        590,000                --               --
Alternative minimum tax................             --           365,000               --
Other..................................        196,261            15,752           61,447
                                           -----------       -----------       ----------
                                           $  (132,531)      $(2,845,585)      $1,442,618
                                           ===========       ===========       ==========

     The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,303 was paid in 1994 and $590,000 paid in 1997. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and based on discussions with counsel management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. The tax case is currently on the May 18, 1998, trial calendar of the United States Tax Court at Cleveland, Ohio, but it is expected that the case will be submitted as a legal issue, i.e., without the need for a trial.

     If the IRS were to prevail in its position that Central no longer qualifies as a life company for tax purposes, approximately $2.6 million of tax and interest would be payable and Federal income taxes would increase in the future. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3 million of income of 60% or $1.8 million. As Central's income increases above $3 million, the special deduction is reduced proportionately. Besides relying on favorable existing case law, Central may have, under certain circumstances, the ability to change and market policies that could insure its qualifications as a life company for tax purposes in the future, if the need arises.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                             1997             1996
                                                          ----------       ----------
Deferred tax assets:
  Reinsurance ceding allowance........................    $3,400,000       $       --
  Deferred acquisition costs..........................        58,505          581,020
  Severance pay.......................................       238,000               --
  Net unrealized holding loss.........................            --           84,197
  Alternative minimum tax.............................       337,002               --
  Difference in reserves established for financial
     statement purposes and those for income tax
     purposes.........................................       773,862          732,903
  Net operating loss carryforward.....................     3,390,010               --
  Other...............................................       342,559          174,949
                                                          ----------       ----------
       Gross deferred tax assets......................     8,539,938        1,573,069
       Less valuation allowance.......................    (6,660,462)        (376,858)
                                                          ----------       ----------
          Net deferred assets.........................     1,879,476        1,196,211
                                                          ----------       ----------
Deferred tax liabilities:
  Net unrealized holding gain.........................       314,894               --
  Bond discount accretion.............................       118,595           90,660
  Difference in book and tax depreciation.............        89,987           69,905
  Other...............................................            --           87,283
                                                          ----------       ----------
       Gross deferred tax liabilities                        523,476          247,848
                                                          ----------       ----------
       Deferred tax asset.............................    $1,356,000       $  948,363
                                                          ==========       ==========

     At December 31, 1997, the Company has a tax net operating loss (NOL) carryforward of approximately $10 million for Federal income tax purposes which expires in 2012. The Company also has an Alternative Minimum Tax (AMT) credit carryforward for Federal income tax purposes which can be used indefinitely. Future changes in ownership, as defined by sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL and AMT carryforwards used in any one year.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period, anticipated future taxable income and available tax planning strategies. In assessing the valuation allowance established at December 31, 1997 and 1996, estimates were made as to the potential financial impact on the Company of recent NOLs and the Company's financial condition described in Note 1. In establishing the valuation allowance, management considered the recent magnitude of operating losses, the anticipated closing of the New Stock Purchase Agreement (see Note 1) and the Company's revised business plan, including institution of expense controls and revised product development and underwriting guidelines developed in connection with entering into the New Stock Purchase Agreement. Management believes that the Company will generate sufficient future taxable income to realize the entire deferred tax asset prior to the expiration of any NOLs and that the realization of a $1.3 million net deferred tax asset is more likely than not. There can be no assurance, however, that the Company will generate enough taxable income to realize the net deferred tax asset prior to the NOLs expiring.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 6 -- SURPLUS NOTE

     On December 16, 1997, Central issued to the Company a $14 million surplus note with interest on the unpaid balance payable quarterly at a fixed rate of 8 1/2%. The issuance of the surplus note was approved by the Ohio Department of Insurance and any payment of interest or principal on the note may be made only with the prior approval of the Director of Insurance of the State of Ohio. Central reports the $14 million as surplus rather than a liability under statutory accounting. The amount is eliminated in the consolidated financial statements. No interest was paid or accrued at December 31, 1997.

NOTE 7 -- NOTE PAYABLE

     Concurrent with the signing of the Original Stock Purchase Agreement, the Company entered into a $20 million loan on December 16, 1997. The note is due June 30, 1998 and interest is payable monthly at the prime rate as in effect from time to time (8.5% at December 31, 1997). The note is collateralized by 100% of the common shares of Central. If Shareholder approval of the New Stock Purchase Agreement is not obtained, it is likely that the Company will not have the ability to repay the $20 million loan and will be required immediately to locate an alternate source of financing to meet its obligations and to fund its operations. There can be no assurance that the Company would be able to obtain such a refinancing at all or on terms that are favorable to the Company or its Shareholders, particularly in light of Central's current financial position and its recent efforts to obtain financing. The Company's failure to obtain sufficient financing within the requisite time may entitle Strategic Partners to exercise its rights as a secured creditor, including by foreclosing upon all of the common shares of Central which were pledged to Strategic Partners as collateral for the loan. As the Company is a holding company with no operations and limited assets, such foreclosure upon the Company's principal asset could result in the Common Shares having little or no value, make it impossible for the Company to continue operations, and/or force the Company to seek protection under federal bankruptcy law.

NOTE 8 -- EARNINGS PER SHARE

     In February 1997, FASB issued Statement No. 128, "Earnings Per Share". The Company adopted Statement 128, as required, for its December 31, 1997 consolidated financial statements. Prior years have been restated where appropriate. For the years presented, the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if common stock equivalents (options/warrants) were exercised and then shared in the earnings of the Company.

     In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The Company reported such a loss in both 1997 and 1996, therefore the basic and diluted (loss) per share are the same. The weighted average number of shares used in the calculation was 4,182,672 for 1997 and 4,052,314 for 1996. For 1995, 4,037,391 was used for basic and 4,221,636 for diluted earnings per share (EPS) calculation.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     As a result of the adoption of Statement 128 in 1997, the Company's reported earnings (loss) per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings (loss) per share was as follows:

PER SHARE AMOUNT                                  1996     1995
----------------                                 ------    -----
Primary EPS as reported........................  $(2.20)   $1.07
Effect of Statement 128........................    (.09)     .05
                                                 ------    -----
Basic EPS as restated..........................  $(2.29)   $1.12
                                                 ======    =====
Fully diluted EPS as reported..................  $(2.20)   $1.07
Effect of Statement 128........................    (.09)      --
                                                 ------    -----
Diluted EPS as restated........................  $(2.29)   $1.07
                                                 ======    =====

NOTE 9 -- MORTGAGE NOTE PAYABLE

     The Company executed a note payable, in December 1990, for $9,000,000 bearing interest at 9 1/2% per annum for 10 years. The Company received $8,500,000 of the funds in December 1990 and the remaining $500,000 in December 1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30 year amortization schedule, of $75,677 for 10 years. After five years, the Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next four years, assuming no prepayments, are $115,145 in 1998, $126,572 in 1999, $139,134 in 2000 and $24,496 in 2001, the year the note is due.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, Central cedes reinsurance to other insurers. These arrangements limit the maximum net policy benefit potential on individual risks. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholders, the insurance company that assumes the coverage also assumes the related liability.

     The maximum amount of exposure that Central retains is $50,000 on ordinary life and group life. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured. In 1997, Central recovered only about $12,000 in claims. Central also entered into a 50/50 quota-share retroactive reinsurance treaty effective January 1, 1997 on certain group accident and health policies. Under the provisions of the treaty, Central cedes 50% of the premiums for these policies and in return receives reimbursement for 50% of the claims plus a commission and expense allowance. The overall effect of reinsurance is normally not material to Central's financial position and results of operations however, in 1997, the Hannover treaty provided surplus relief (see Note 11) which was material for Central in 1997. Reinsurance treaties in effect at December 31, 1997 were with The Cologne Life Reinsurance Company, Life Reassurance Corporation of America, Business Men's Assurance Company and Reassurance Company of Hannover.

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition or results of operations.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 11 -- REINSURANCE RECEIVABLE

     Under the terms of the retroactive reinsurance treaty with Hannover, effective January 1, 1997, Central transferred $24,550,000 of reserve liabilities and received a ceding allowance of $10,000,000, resulting in a net cash transfer of $14,550,000 to Hannover as of December 31, 1997. Under statutory accounting, Central reduced its reserve by $24,550,000 and increased its surplus $10,000,000. For GAAP accounting, the Company did not decrease the reserves and recorded the $24,550,000 as a receivable and the $10,000,000 as a deferred reinsurance gain on the balance sheet. For GAAP purposes the deferred gain will be amortized into earnings over approximately five years, the estimated settlement period of the reinsured business.

NOTE 12 -- LEASES

     Central has operating leases for certain computer processing equipment and laser printing, publishing equipment which expire at various dates through 2000.

     Charges for the leases were $1,080,372, $768,352 and $1,069,723 for 1997,
1996 and 1995, respectively. Future net minimum payments for the operating leases are as follows:

YEARS ENDING DECEMBER 31,    COMPUTER      LASER        TOTAL
-------------------------   ----------   ---------   ------------
1998......................  $1,063,080   $ 144,720   $  1,207,800
1999......................   1,020,624     144,720      1,165,344
2000......................     603,679      24,120        627,799
2001......................     128,648          --        128,648
                            ----------   ---------   ------------
                            $2,816,031   $ 313,560   $  3,129,591
                            ==========   =========   ============

NOTE 13 -- EMPLOYMENT CONTRACT

     The Company's Chief Executive Officer entered into a five year Employment Contract effective January 1, 1997 through December 31, 2001. However, effective January 1, 1998, he entered into a new Employment Contract, which supplanted the prior five year contract, and his compensation is set at $500,000 for 1998 and 1999 and predicated on an incentive based compensation program for 2000 and 2001. His compensation in 1997 was $966,994.

NOTE 14 -- STOCK OPTIONS AND STOCK ISSUED

     Outstanding stock options consist of options granted by the Company at prices equal to or above market price on the date of grant. On March 15, 1983, an Incentive Stock Option Plan was adopted. The plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation in the Plan. As of December 31, 1997, 1996 and 1995, all options were fully vested, subject to employment. The following table summarizes data regarding all stock options:

                                                               1997        1996         1995
                                                             --------   -----------   --------
Number of shares subject to options:
  Outstanding at beginning of year.........................   302,740       322,770    325,970
     Granted...............................................        --            --         --
     Expired/cancelled.....................................  (186,895)           --     (3,000)
     Exercised.............................................   (50,000)      (20,030)      (200)
                                                             --------   -----------   --------
  Outstanding at end of year...............................    65,845       302,740    322,770
                                                             ========   ===========   ========
  Price range of options exercised.........................  $   2.83   $2.83-$6.75   $   6.75

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     The exercise price of options outstanding at December 31, 1997, was $6.75 per share and they expire February 25, 1998. Also, on December 17, 1997, in connection with the arrangement of the $20 million interim loan to the Company, warrants to purchase 800,000 common shares at $6.00 per share, were issued with a five year term.

NOTE 15 -- PREFERRED SHARES

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

NOTE 16 -- PENSION PLAN

     The Company adopted a noncontributory pension plan in 1978. The plan is a defined contribution money purchase pension plan with an outside company, covering substantially all full-time employees of age 20 1/2 or more who have completed six months or more of service. Participants in the plan begin vesting after two years of service and are fully vested after seven years. The contribution was approximately $1,308,000 for 1997, $1,214,000 for 1996 and $1,137,000 for 1995. In November 1997, the Company amended its pension plan, effective January 1, 1998, to a 401(k) plan, which does not require Company contributions, but permits eligible employees to contribute, subject to certain limitations.

NOTE 17 -- FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Effective December 31, 1995, the Company redefined its reporting segments, merging the group life and group accident health segments together, as well as combining the life and annuity segments. These alignments fit the Company's current operating organization and produce three segments: group life and health; life insurance and annuities; and corporate and other, which consists of primarily interest income and interest expense.

     The following table presents the revenues and income (loss), on a GAAP basis, attributable to the Company's consolidated industry segments. The Company does not allocate investment assets or identifiable assets by industry segments.

                                                   1997              1996              1995
                                               ------------      ------------      ------------
Revenues:
     Group Life and Health...................  $263,191,822      $262,509,577      $237,257,385
     Life Insurance and Annuities............     2,148,895         2,186,184         2,170,138
     Corporate and Other.....................       192,605           189,834           381,571
                                               ------------      ------------      ------------
                                               $265,533,322      $264,885,595      $239,809,094
                                               ============      ============      ============
Income (loss) before Federal income taxes:
     Group Life and Health...................  $(20,501,411)     $(11,735,521)     $  6,180,636
     Life Insurance and Annuities............      (245,584)         (183,995)         (241,685)
     Corporate and Other.....................      (341,892)         (214,434)            8,274
                                               ------------      ------------      ------------
                                               $(21,088,887)     $(12,133,950)     $  5,947,225
                                               ============      ============      ============

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

NOTE 18 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 (Statement 107) "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about existing on and off-balance sheet financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

     These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments. Statement 107 excludes certain assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

     MORTGAGE NOTE PAYABLE AND NOTE PAYABLE: The carrying amount reported in the consolidated balance sheets for the mortgage note payable and note payable approximates their fair value.

                        DECEMBER 31, 1997, 1996 AND 1995
================================================================================

     Carrying amount and estimated fair value of financial instruments subject to SFAS 107 are as follows as of December 31:

                                                     1997                        1996
                                           -------------------------   -------------------------
                                            CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                             AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                            --------     ----------     --------     ----------
ASSETS
Investments:
  Fixed maturities held to maturity......  $11,898,627   $11,882,268   $11,892,925   $11,716,756
  Fixed maturities available for sale....   67,961,886    67,961,886    67,608,937    67,608,937
  Policy loans...........................       96,211        96,211       111,646       111,646
  Short-term investments.................    1,970,406     1,970,406    11,109,910    11,109,910
Cash.....................................    9,563,415     9,563,415     8,472,255     8,472,255
Premiums receivable......................    2,098,243     2,098,243     3,049,026     3,049,026
LIABILITIES
Annuity reserves.........................  $21,736,606   $21,454,000   $23,211,967   $23,143,000
Other policyholders' funds...............    7,565,341     7,565,341     6,510,894     6,510,894
Mortgage note payable....................    8,399,028     8,399,028     8,503,776     8,503,776
Note payable.............................   20,000,000    20,000,000       --            --

NOTE 19 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1997 and 1996.

                                               1ST           2ND           3RD           4TH
                                           -----------   -----------   -----------   -----------
1997
Revenues.................................  $68,849,774   $66,511,467   $64,473,579   $65,698,502
Benefits and expenses....................   71,152,799    70,730,566    68,620,408    76,118,436
Net (loss)...............................   (1,828,025)   (3,548,099)   (4,431,494)  (11,148,738)
Basic (loss) per share...................         (.44)         (.85)        (1.06)        (2.66)
Diluted (loss) per share(1)..............         (.44)         (.85)        (1.06)        (2.66)
Previously reported......................         (.44)         (.83)        (1.06)          N/A
                                           ===========   ===========   ===========   ===========
1996
Revenues.................................  $63,086,810   $66,707,618   $67,816,843   $67,274,324
Benefits and expenses....................   67,325,567    70,083,925    70,004,555    69,605,498
Net (loss)...............................   (3,398,757)   (2,669,828)   (1,665,339)   (1,554,441)
Basic (loss) per share...................         (.84)         (.66)         (.41)         (.38)
Diluted (loss) per share(1)..............         (.84)         (.66)         (.41)         (.38)
Previously reported......................         (.80)         (.63)         (.40)         (.37)
                                           ===========   ===========   ===========   ===========

---------------

(1) No incremental shares related to options and warrants are included due to losses for the quarters.

                                                                      SCHEDULE I

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997
================================================================================

                     COLUMN A                        COLUMN B      COLUMN C      COLUMN D

------------------------------------------------------------------------------------------
                                                                                 AMOUNT ON
                                                                                  BALANCE
                TYPE OF INVESTMENT                     COST          VALUE         SHEET
------------------------------------------------------------------------------------------
FIXED MATURITIES -- HELD TO MATURITY
U.S. Treasury securities..........................  $ 7,549,309   $ 7,504,844   $ 7,549,309
Mortgage-backed securities........................    4,349,318     4,377,424     4,349,318
FIXED MATURITIES -- AVAILABLE FOR SALE
U.S. Treasury securities..........................    8,554,542     8,748,812     8,748,812
U.S. Agencies.....................................    6,948,504     7,063,750     7,063,750
Obligations of states, municipalities and
  political subdivisions..........................      600,000       603,199       603,199
Corporate bonds...................................   29,137,110    29,652,888    29,652,888
Foreign bonds.....................................    1,531,661     1,547,640     1,547,640
Mortgage-backed securities........................   20,263,911    20,345,597    20,345,597
                                                    -----------   -----------   -----------
  Total fixed maturities..........................  $78,934,355   $79,844,154   $79,860,513
                                                    -----------   ===========   -----------
Policy loans......................................       96,211                      96,211
Short-term investments............................    1,970,406                   1,970,406
                                                    -----------                 -----------
  Total investments...............................  $81,000,972                 $81,927,130
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

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                                 BALANCE SHEETS
================================================================================

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
ASSETS
Investments in subsidiaries*................................  $ 5,006,254   $19,723,504
Property and equipment......................................    9,525,416     9,707,808
Cash........................................................      821,054       138,937
Surplus note receivable*....................................   14,000,000            --
Other.......................................................      626,585       460,061
                                                              -----------   -----------
                                                              $29,979,309   $30,030,310
                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $    68,439   $    58,737
  Note payable..............................................   20,000,000            --
  Mortgage note payable.....................................    8,399,028     8,503,776
                                                              -----------   -----------
                                                               28,467,467     8,562,513
                                                              -----------   -----------

Shareholders' equity:
  Common stock..............................................    2,097,586     2,072,586
  Paid-in capital...........................................    4,122,319     4,005,819
  Net unrealized holding gain (loss)........................      611,264      (247,637)
  Retained earnings(accumulated deficit)....................   (5,319,327)   15,637,029
                                                              -----------   -----------
                                                                1,511,842    21,467,797
                                                              -----------   -----------
                                                              $29,979,309   $30,030,310
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

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF OPERATIONS
================================================================================

                                                           YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                        1997          1996          1995
                                                    ------------   -----------   ----------
Revenues:
  Dividend from subsidiaries*.....................  $         --   $ 1,500,000   $1,900,000
  Inter-company fees*.............................     1,310,000     1,210,000    1,170,000
  Other investment income.........................            --            --       25,000
                                                    ------------   -----------   ----------
                                                       1,310,000     2,710,000    3,095,000
                                                    ------------   -----------   ----------
Operating expenses................................     1,690,205     1,314,012    1,443,282
Federal income tax expense........................            --            --           --
                                                    ------------   -----------   ----------
Income (loss) before equity in earnings of
  subsidiaries....................................      (380,205)    1,395,988    1,651,718
Equity in earnings (losses) of subsidiaries
  (net of dividends)..............................   (20,576,151)  (10,684,353)   2,852,889
                                                    ------------   -----------   ----------
               Net income (loss)..................  $(20,956,356)  $(9,288,365)  $4,504,607
                                                    ============   ===========   ==========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 CENTRAL RESERVE LIFE CORPORATION (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
================================================================================

                                                            YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                        1997          1996          1995
                                                    ------------   -----------   -----------
Cash Flows From Operating Activities:
Net income (loss) before equity in subsidiaries...  $   (380,205)  $ 1,395,988   $ 1,651,718
  Change in accounts payable......................         9,703        41,498        (6,591)
  Depreciation....................................       449,392       444,052       444,052
  Change in other assets..........................      (166,525)     (221,953)      (20,423)
                                                    ------------   -----------   -----------
Net cash provided by (used in) operating
  activities......................................       (87,635)    1,659,585     2,068,756
                                                    ------------   -----------   -----------
Cash Flows From Investing Activities:
  Surplus note receivable*........................   (14,000,000)           --            --
  Contribution to subsidiary surplus*.............    (5,000,000)           --            --
  Purchase of property and equipment..............      (267,000)     (208,375)       (2,000)
                                                    ------------   -----------   -----------
Net cash used in investing activities.............   (19,267,000)     (208,375)       (2,000)
                                                    ------------   -----------   -----------
Cash Flows From Financing Activities:
  Proceeds from note payable......................    25,200,000            --            --
  Repayment of note payable.......................    (5,200,000)           --            --
  Dividends Paid..................................            --    (2,104,708)   (1,937,952)
  Issuance of common stock........................       141,500       582,715         1,350
  Decrease in mortgage payable....................      (104,748)      (95,291)      (86,687)
                                                    ------------   -----------   -----------
Net cash provided by (used in) financing
  activities......................................   (20,036,752)   (1,617,284)   (2,023,289)
                                                    ------------   -----------   -----------
Net increase (decrease) in cash...................       682,117      (166,074)       43,467
Cash at beginning of year.........................       138,937       305,011       261,544
                                                    ------------   -----------   -----------
Cash at end of year...............................  $    821,054   $   138,937   $   305,011
                                                    ============   ===========   ===========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

           COLUMN A                COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F       COLUMN G
------------------------------------------------------------------------------------------------------------------------

                                                   FUTURE         OTHER                                       BENEFITS
                                   DEFERRED        POLICY         POLICY                                       CLAIMS
                                    POLICY       BENEFITS,        CLAIMS                         NET          LOSSES &
                                 ACQUISITION       LOSSES       & BENEFITS      PREMIUM       INVESTMENT     SETTLEMENT
            SEGMENT                  COST        AND CLAIMS      PAYABLE        REVENUE         INCOME        EXPENSES
------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
  Group life and health........    $     --     $   788,438    $56,128,420    $258,170,130    $4,875,214    $202,981,554
  Life insurance and
    Annuities..................     325,572      23,760,693         58,382        689,177      1,459,718      7,794,812
  Corporate and other..........          --         354,366             --             --        192,605             --
                                   --------     -----------    -----------    ------------    ----------    ------------
        Total..................    $325,572     $24,903,497    $56,186,802    $258,859,307    $6,527,537    $210,776,366
                                   ========     ===========    ===========    ============    ==========    ============

Year ended December 31, 1996:
  Group life and health........    $     --     $ 8,025,093    $42,889,233    $257,495,315    $5,014,262    $202,074,527
  Life insurance and
    Annuities..................     321,567      25,388,607         19,832        680,022      1,506,163      1,602,705
  Corporate and other..........          --         328,119             --             --        180,316             --
                                   --------     -----------    -----------    ------------    ----------    ------------
        Total..................    $321,567     $33,741,819    $42,909,065    $258,175,337    $6,700,741    $203,677,232
                                   ========     ===========    ===========    ============    ==========    ============

Year ended December 31, 1995:
  Group life and health........    $     --     $ 6,632,320    $35,095,967    $232,637,514    $4,619,871    $163,799,410
  Life insurance and
    Annuities..................     209,760      23,228,579         29,500        531,015      1,639,123      1,673,193
  Corporate and other..........          --         331,156             --             --        195,044             --
                                   --------     -----------    -----------    ------------    ----------    ------------
        Total..................    $209,760     $30,192,055    $35,125,467    $233,168,529    $6,454,038    $165,472,603
                                   ========     ===========    ===========    ============    ==========    ============

===========================================================
                                   COLUMN H      COLUMN I
-----------------------------------------------------------
                                  AMORTIZA-
                                   TION OF
                                   DEFERRED
                                 ACQUISITION     OPERATING
            SEGMENT                 COSTS         EXPENSES
-----------------------------------------------------------
Year ended December 31, 1997
  Group life and health........    $     --     $74,760,633
  Life insurance and
    Annuities..................       4,005         546,709
  Corporate and other..........          --         534,496
                                   --------     -----------
        Total..................    $  4,005     $75,841,838
                                   ========     ===========
Year ended December 31, 1996:
  Group life and health........    $     --     $72,170,571
  Life insurance and
    Annuities..................     111,807         767,475
  Corporate and other..........          --         292,460
                                   --------     -----------
        Total..................    $111,807     $73,230,506
                                   ========     ===========
Year ended December 31, 1995:
  Group life and health........    $     --     $67,333,980
  Life insurance and
    Annuities..................      59,834         542,956
  Corporate and other..........          --         452,496
                                   --------     -----------
        Total..................    $ 59,834     $68,329,432
                                   ========     ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                 COLUMN A                      COLUMN B          COLUMN C          COLUMN D          COLUMN E        COLUMN F
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    PERCENTAGE
                                                                                 ASSUMED FROM                       OF AMOUNT
                                                GROSS         CEDED TO OTHER        OTHER              NET          ASSUMED TO
                                                AMOUNT          COMPANIES         COMPANIES           AMOUNT           NET
------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997:
  Life insurance in force.................  $1,192,280,000    $   95,249,000                --    $1,097,031,000          --
                                            ==============    ==============    ==============    ==============      ======

  Premiums:
    Life insurance........................  $    7,003,747    $      166,034                --    $    6,837,713          --
    Accident and health insurance.........     255,157,596         3,136,002                --       252,021,594          --
                                            --------------    --------------    --------------    --------------      ------
                                            $  262,161,343    $    3,302,036                --    $  258,859,307          --
                                            ==============    ==============    ==============    ==============      ======

Year ended December 31, 1996:
  Life insurance in force.................  $1,293,673,000    $   80,895,000                --    $1,212,778,000          --
                                            ==============    ==============    ==============    ==============      ======

  Premiums:
    Life insurance........................  $    7,829,103    $      113,910                --    $    7,715,193          --
    Accident and health insurance.........     252,246,994         1,786,850                --       250,460,144          --
                                            --------------    --------------    --------------    --------------      ------
                                            $  260,076,097    $    1,900,760                --    $  258,175,337          --
                                            ==============    ==============    ==============    ==============      ======

Year ended December 31, 1995:
  Life insurance in force.................  $1,175,823,000    $   50,751,000                --    $1,125,072,000          --
                                            ==============    ==============    ==============    ==============      ======

  Premiums:
    Life insurance........................  $    5,845,546    $       78,003                --    $    5,767,543          --
    Accident and health insurance.........     228,954,869         1,553,883                --       227,400,986          --
                                            --------------    --------------    --------------    --------------      ------
                                            $  234,800,415    $    1,631,886                --    $  233,168,529          --
                                            ==============    ==============    ==============    ==============      ======

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and certain other information concerning the current directors and executive officers of the Company and Central as of March 26, 1998.

                                                                                                   CURRENT
                                                                                       DIRECTOR     TERM
             NAME                 AGE               POSITION WITH COMPANY                SINCE     EXPIRES*
             ----                 ---               ---------------------              --------    --------
Fred Lick, Jr.                     66   Chairman of the Board, President & Chief          1976       1999
                                        Executive Officer and Director
Frank W. Grimone                   62   Senior Executive Vice President & Chief             --         --
                                        Financial Officer
Glen A. Laffoon                    58   Executive Vice President -- Product                 --         --
                                        Development
James A. Weisbarth                 46   Executive Vice President, Treasurer &               --         --
                                        Assistant Secretary
Robert S. Zarick                   61   Executive Vice President -- Administration          --         --
Andrew A. Boemi                    53   Director                                          1997       1998
Michael A. Cavataio                54   Director                                          1997       1998
John L. McKean                     72   Director                                          1989       1999
John F. Novatney, Jr.              67   Director                                          1976       1999
Val Rajic                          39   Director                                          1997       1998
David L. Rossio                    60   Director                                          1992       2000
Thomas D. Schulte                  62   Director                                          1992       2000
Robert E. Bruce                    76   Director                                          1998       2000

---------------

* The Board has recommended an amendment to the Code of Regulations of the Company to eliminate the classification of the Board. Upon effectiveness of such amendment, the Company's directors would no longer be elected in three classes, each class elected in a separate annual meeting. Instead, all of the directors would stand for election at each annual meeting. The affirmative vote of the holders of a majority of the outstanding Common Shares is required to adopt the Amendment Proposal.

     MR. LICK has served as Chairman of the Board, President and Chief Executive Officer of the Company and of Central and has been a director of the Company since 1976. He has held these positions for the last five years.

     MR. GRIMONE has served as an officer of the Company and Central since May 1974 and has held the position of Executive Vice President and Chief Financial Officer for both companies for the last five years.

     MR. LAFFOON has served as an officer of Central since 1974 and has held various positions and for the last five years has been an Executive Vice President of Central.

     MR. WEISBARTH has served as an officer of Central since 1983 and holds the position of Executive Vice President, Treasurer and Assistant Secretary and is also the Assistant Secretary of the Company.

     MR. ZARICK has served as an officer of Central since 1987 and has held the position of Executive Vice President of Administration for the past five years.

     MR. BOEMI has served as a director of the Company since December 1997. Mr. Boemi is currently the Managing Director of Turnaround Capital Partners, L.P., a company engaged in investing in small to mid-sized public and private companies in the early turnaround stages. In 1997, Mr. Boemi served as the Managing

Director of Marietta Capital Partners, a company engaged in private investment banking and corporate restructuring. From 1990 to 1996, Mr. Boemi was a partner in S-K Partners, Ltd., where he specialized in crisis management and in financial and operational turnarounds of small to mid-size companies.

     MR. CAVATAIO has served as a director of the Company since December 1997. Mr. Cavataio is a real estate developer in northern Illinois and southern Wisconsin. Mr. Cavataio served as a director of Pioneer Financial Services, Inc., a company that underwrites and markets health insurance, life insurance and annuities throughout the United States, from 1986 to 1997 and served as Vice Chairman from 1996 to 1997. Mr. Cavataio has served as a director of Mercantile Bank of Northern Illinois since 1988 and as a director of AON Funds, Inc., a subsidiary of AON Corporation since 1994.

     MR. MCKEAN has served as director of the Company since 1989. Mr. McKean is President of Jack McKean Agency, Inc., a life insurance agency.

     MR. NOVATNEY has served as a director of the Company and of Central since 1976 and General Counsel of Central since June 1996. Prior to joining Central, Mr. Novatney was a partner in the law firm of Baker & Hostetler LLP.

     MR. RAJIC has served as a director and as acting Chief Operating Officer of the Company since December 1997. Mr. Rajic has served as President of Strategic Acquisition Partners, LLC, since 1997. From 1993 to 1997, Mr. Rajic held various positions, including Senior Vice President, at Pioneer Financial Services, Inc. Prior to 1993, Mr. Rajic held various positions at American National Bank and Trust Company of Chicago, a leading middle-market business bank.

     MR. ROSSIO has served as a director of the Company and Central Reserve Life Insurance Company since 1992. Mr. Rossio is President of Rossio Jewelry, Inc.

     MR. SCHULTE has served as a director of the Company and Central Reserve Life Insurance Company since 1994. Mr. Schulte was formerly director of the Academic Education and Industrial Studies for the Great Oaks Joint Vocational School and is now retired.

     MR. BRUCE served as a director of the Company and of Central from 1987 to December 1997. Mr. Bruce was re-elected as a member of the Board of Directors of the Company in March 1998. Mr. Bruce is President of Bruce & Bruce Company, consulting actuaries, and has been associated with that company since 1947. Mr. Bruce also serves as a director of Frontier Insurance Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual compensation paid by Central Reserve Life Insurance Company ("Central"), the principal operating subsidiary of the Company, with respect to the calendar years ended December 31, 1997, 1996, and 1995, to the Chief Executive Officer and all other executive officers of the Company.

                                                           ANNUAL COMPENSATION        ALL OTHER
           NAME AND PRINCIPAL POSITION              YEAR       SALARY ($)        COMPENSATION ($)(1)
           ---------------------------              ----   -------------------   -------------------
FRED LICK, JR.                                      1997         966,994               20,635
  Chairman of the Board, President and Chief        1996         966,994               23,671
  Executive Officer of the Company and Central      1995         871,166               19,305
FRANK W. GRIMONE                                    1997         258,000               20,635
  Senior Executive Vice President and Chief         1996         258,000               20,755
  Financial Officer of the Company and Central      1995         258,000               19,305
GLEN A. LAFFOON                                     1997         160,000               20,635
  Executive Vice President, Product Development,    1996         200,000               20,486
  of Central                                        1995         234,000               19,305
JAMES A. WEISBARTH                                  1997         160,000               20,635
  Treasurer and Assistant Secretary of the Company  1996         150,000               19,653
  and Executive Vice President, Treasurer and
  Assistant Secretary of Central
ROBERT S. ZARICK                                    1997         160,000               20,635
  Executive Vice President, Administration, of      1996         144,350               18,945
  Central

---------------

(1) For the years 1997 and 1995, represents the contribution under a defined-contribution, money-purchase, pension plan. For 1996, includes the contribution under a defined-contribution, money-purchase, pension plan of $19,305 for each officer, except $18,554 for Mr. Zarick, and the following amounts equal to the full-dollar economic value of the premiums paid in connection with life insurance policies issued pursuant to the Split-Dollar Life Insurance Agreements between Central and the following executive officers: Mr. Lick: $4,366; Mr. Grimone: $1,450; Mr. Laffoon: $1,181; Mr.
    Weisbarth: $348; and Mr. Zarick: $391. The Split-Dollar Life Insurance Agreements were terminated in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, at March 26, 1998, certain information with respect to the beneficial ownership of the Company's Common Shares by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Shares, (ii) each Company director, (iii) each of the named executive officers and (iv) all Company executive officers and directors as a group.

                                                              AMOUNT & NATURE
                                                               OF BENEFICIAL     PERCENT OF
                      NAME AND ADDRESS                         OWNERSHIP(1)        CLASS
                      ----------------                        ---------------    ----------
Fred Lick, Jr.                                                     360,000(2)        7.2
  17800 Royalton Road
  Strongsville, OH 44136
Dimensional Fund Advisors Inc.                                     258,300(3)        5.1
  1299 Ocean Avenue
  11th Floor
  Santa Monica, CA 90401
Peter W. Nauert                                                  1,200,000(4)       24.0
  c/o Strategic Acquisition Partners, LLC
  20 North Wacker Drive, Suite 3118
  Chicago, Illinois 60606
Strategic Acquisition Partners, LLC                              1,200,000(5)       24.0
  20 North Wacker Drive, Suite 3118
  Chicago, Illinois 60606
Turkey Vulture Fund XIII, Ltd.                                   1,200,000(6)       24.0
  c/o Mr. Richard M. Osborne
  7001 Center Street
  Mentor, Ohio 44060
Frank W. Grimone                                                   125,000           2.5
Glen A. Laffoon                                                     86,650(7)        1.7
John L. McKean                                                       3,000(8)          *
John F. Novatney, Jr.                                               13,000             *
David L. Rossio                                                      1,000             *
Thomas D. Schulte                                                    2,097(9)          *
James A. Weisbarth                                                  14,075             *
Robert S. Zarick                                                     1,000(10)         *
Andrew A. Boemi(11)                                                      0             0
Michael A. Cavataio(11)                                                  0             0
Val Rajic(11)                                                            0             0
Robert E. Bruce                                                     12,000             *
All executive officers and directors as                            617,822          12.4
  a group (13 persons)

---------------

 * Less than one percent of the outstanding Common Shares of the Company

 (1) Unless otherwise indicated, the persons named have sole voting and investment power with respect to all Common Shares shown as being beneficially owned by them.

 (2) Includes 37,500 Common Shares owned by Mid American Asset Management Corporation, of which Mr. Lick is the sole beneficial owner.

 (3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 258,300 Common Shares as of February 11, 1998, according to public reports, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, for all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

 (4) Includes the 560,000 Guarantee Warrants issued to Mr. Nauert at the time of the Bridge Financing, which are all immediately exercisable. Also includes 400,000 Common Shares and 240,000 immediately exercisable Guarantee Warrants beneficially owned by the Fund of which Mr. Nauert may be deemed to be the beneficial owner as part of a group (as used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), because he is party to the Investors' Agreement. Mr. Nauert disclaims beneficial ownership of the Common Shares beneficially owned by the Fund.

 (5) Because it is a party to the Investors' Agreement, Strategic Partners may be deemed to be the beneficial owners as part of a group under the Exchange Act, of all Common Shares and Warrants beneficially owned by Mr. Nauert and the Fund. Strategic Partners disclaims such beneficial ownership.

 (6) Includes the 240,000 Guarantee Warrants issued to the Fund at the time of the Bridge Financing, which are immediately exercisable. Also includes 560,000 immediately exercisable Guarantee Warrants beneficially owned by Mr. Nauert of which the Fund may be deemed to be the beneficial owner as part of a group under the Exchange Act because it is party to the Investors' Agreement. The Fund disclaims beneficial ownership of the Common Shares beneficially owned by Mr. Nauert.

 (7) Includes 41,150 Common Shares held by Mr. Laffoon's spouse and 3,000 Common Shares held jointly with his spouse.

 (8) These Common Shares are held by Jack McKean Agency, Inc. of which Mr. McKean is the sole shareholder.

 (9) These Common Shares are held jointly with Mr. Schulte's spouse.

(10) These Common Shares are held jointly with Mr. Zarick's spouse.

(11) Each such person became a member of the Board in connection with the consummation of the Bridge Financing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In order to comply with certain state insurance regulatory requirements which prohibit providing group life insurance unless at least ten (10) lives are insured, the Company formed CRL Preferred Group, Inc., International Professional Group, Inc., North America Preferred Employers, Inc., and Keystone Employers Group, Inc. to serve as trustees of trusts established to provide group life insurance to employers with less than ten (10) employees (such corporations the "Trustee Corporations"). In compliance with state regulations which require that the Trustee Corporations' shareholders be natural persons, Mr. Lick and Mr. Grimone hold, for the benefit of the Company, all of the outstanding shares of the Trustee Corporations and are directors of the Trustee Corporations. Mr. Weisbarth holds the office of President of the Trustee Corporations. None of the officers or directors of the Trustee Corporations receives any compensation for serving in such capacity.

     Mr. Val Rajic, who is a director and acting chief operating officer, has served as the president of Strategic Partners since November 1997.

     Mr. Billy B. Hill, Jr. was retained as general counsel of the Company in January 1998. He also provides legal services for Strategic Partners. Karon Hill, his spouse, is a 10% shareholder of Strategic Partners.

     Concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners had arranged for an interim loan (the "Bridge Loan") of $20 million to the Company. On December 16, 1997, the Board of Directors met with counsel to review and approve of the final terms and documentation of the Bridge

Financing and related matters, which was funded on December 17, 1997. At that time in consideration of the agreements by Richard M. Osborne and Peter W. Nauert to guarantee this financing, and as a condition to receiving the Bridge Loan, the Company (i) issued the Fund a warrant to purchase 240,000 Common Shares at $6.00 per share and agreed to issue the Fund (after Shareholder approval) a warrant to purchase an additional 60,000 Common Shares at $6.00 per share and (ii) issued Peter W. Nauert a warrant to purchase 560,000 Common Shares at $6.00 per share and agreed to issue Peter W. Nauert (after Shareholder approval) an additional warrant to purchase 140,000 Common Shares at $6.00 per share.

     Mr. Osborne, Mr. Nauert, the Fund and Strategic Partners (collectively the "Investors") entered into an agreement, dated November 13, 1997 (the "Investors' Agreement") pursuant to which the Fund agreed to acquire 30% of the Shares and Equity Warrants that were to be sold by the Company pursuant to the Stock Purchase Agreement. Strategic Partners anticipates that the Fund will participate in the financing under the Amended and Restated Stock Purchase Agreement, although at a reduced level. Upon consummation of the Equity Financing under the Amended and Restated Stockholders Agreement, the Investors would own approximately 28% of the outstanding Common Shares. If all of the Guarantee Warrants and the Equity Warrants (collectively, the "Warrants") issued pursuant to the Bridge Financing and the Equity Financing are exercised, the Investors would own approximately 35% of the outstanding Common Shares. Strategic Partners may assign its right to purchase stock and warrants under the Amended and Restated Stockholders Agreement, subject to certain restrictions. In addition, each purchaser under the Amended and Restated Stock Purchasing Agreement will be required to enter into a Voting Agreement pursuant to which the purchasers will agree to vote for certain designees to the board of directors, including one designee of the Fund and two designees of Strategic Partners, subject to reduction in certain instances.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Central Reserve Life Corporation and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 1997 and 1996.

        Consolidated Statements of Operations -- Years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995.

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

     (b) reports on Form 8-K:

        Current report on Form 8-K dated October 14, 1997 announcing proposed merger with Standard Management Corporation along with attached Letter of Intent and News Release.

        Current report on Form 8-K dated November 4, 1997 announcing termination of merger discussions with Standard Management Corporation with attached News Release.

        Current report on Form 8-K dated November 17, 1997 announcing agreement to sell stock. Attached News Release and Financial Information on the 1997 third quarter.

        Current report on Form 8-K dated December 5, 1997 regarding the November announcement to sell stock. Attached as exhibits were:

         2.1 Stock Purchase Agreement, dated as of November 26, 1997, by and between Strategic Partners and Central Reserve.

        99.1 Letter from Strategic Partners to Central Reserve outlining the terms for the Interim Loan.

        99.2  Press Release dated December 2, 1997.

        Current report on Form 8-K dated December 30, 1997 announcing receipt of $20 million loan, $14 million surplus note to subsidiary and subsidiary's entering into a $10 million reinsurance transaction. The following exhibits were filed:

         2.1 Amendment No. 1 to Stock Purchase Agreement, dated as of December 16, 1997, by and between Strategic Partners and Central Reserve.

        10.1 Credit Agreement, dated as of December 16, 1997, by and between Central Reserve and Strategic Partners.

        10.2 Pledge Agreement, dated as of December 16, 1997, by and between Central Reserve and Strategic Partners.

        10.3 Promissory Note, dated as of December 16, 1997, by Central Reserve in favor of Strategic Partners.

        10.4 Warrant to purchase Common Shares, dated December 16, 1997, by Central Reserve in favor of Peter W. Nauert.

        10.5 Warrant to purchase Common Shares, dated December 16, 1997, by Central Reserve in favor of the Turkey Vulture Fund XIII, Ltd.

        10.6 Employment Agreement, dated December 15, 1997, by and between Fred Lick, Jr. and Central Reserve.

        10.7 Employment Agreement, dated December 15, 1997, by and between Fred Lick, Jr. and CRL.

        10.8 Employment Agreement, dated December 16, 1997, by and between Frank Grimone and Central Reserve and CRL.

        10.9  The Central Reserve Life Insurance Company Severance Benefit Plan.

        99.1  Form of Meeting Voting Agreement, dated December 16, 1997.

        99.2  Press Release dated December 17, 1997.

     (c) Exhibits

                                                     INCORPORATED BY
                                                      REFERENCE TO
                                                     REGISTRATION OR   FORM OR               EXHIBIT
                     EXHIBITS                          FILE NUMBER     REPORT       DATE     NUMBER
                     --------                        ---------------   -------   ----------  -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession
       (1)  Stock Purchase Agreement, dated as of        0-8483          8-K     Dec. 1997    2.1
            November 26, 1997, by and between
            Strategic Partners and Central Reserve.
       (2)  Amendment No. 1 to Stock Purchase            0-8483          8-K     Dec. 1997    2.1
            Agreement, dated as of December 16,
            1997, by and between Strategic Partners
            and Central Reserve.
       (3)  Amended and Restated Stock Purchase          0-8483         10-K     Mar. 1998    2.2
            Agreement, dated March 30, 1998, by and
            among Strategic Partners, Insurance
            Partners, L.P., Insurance Partners
            Offshore (Bermuda), L.P. and Central
            Reserve.
 (3)  Articles of Incorporation and By-laws
       (1)  Amended Articles of Incorporation            0-8483         10-K     Mar. 1992   3(a)
       (2)  Code of Regulations                          0-8483         10-K     Mar. 1992   3(b)
       (3)  Amended Articles of Incorporation            0-8483         10-K     Mar. 1998   3(c)
(10)  Material Contracts
       (1)  Incentive Stock Option Plan                  0-8483         10-K     Mar. 1992   10(b)
       (2)  Agreement of Lease                           0-8483         10-K     Mar. 1992   10(c)
       (3)  Mortgage Note                                0-8483         10-K     Mar. 1992   10(d)
       (4)  Mortgage                                     0-8483         10-K     Mar. 1992   10(e)
       (5)  Employment Contract                          0-8483         10-K     Mar. 1993   10(a)
       (6)  Credit Agreement, dated as of December       0-8483          8-K     Dec. 1997   10.1
            16, 1997, by and between Central
            Reserve and Strategic Partners.
       (7)  Pledge Agreement, dated as of December       0-8483          8-K     Dec. 1997   10.2
            16, 1997, by and between Central
            Reserve and Strategic Partners
       (8)  Promissory Note, dated as of December        0-8483          8-K     Dec. 1997   10.3
            16, 1997, by Central Reserve in favor
            of Strategic Partners.
       (9)  Warrant to purchase Common Shares,           0-8483          8-K     Dec. 1997   10.4
            dated December 16, 1997, by Central
            Reserve in favor of Peter W. Nauert.
      (10)  Warrant to purchase Common Shares,           0-8483          8-K     Dec. 1997   10.5
            dated December 16, 1997, by Central
            Reserve in favor of the Turkey Vulture
            Fund XIII, Ltd.
      (11)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.6
            15, 1997, by and between Fred Lick, Jr.
            and Central Reserve
      (12)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.7
            15, 1997, by and between Fred Lick, Jr.
            and CRL.
      (13)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.8
            16, 1997, by and between Frank Grimone
            and Central Reserve and CRL.

                                                     INCORPORATED BY
                                                      REFERENCE TO
                                                     REGISTRATION OR   FORM OR               EXHIBIT
                     EXHIBITS                          FILE NUMBER     REPORT       DATE     NUMBER
                     --------                        ---------------   -------   ----------  -------
      (14)  The Central Reserve Life Insurance           0-8483          8-K     Dec. 1997   10.9
            Company Severance Benefit Plan.
      (15)  Reinsurance Agreement between Central        0-8483         10-K     Mar. 1998   10.10
            Reserve Life Insurance Company and
            Reassurance Company of Hannover.
      (16)  Amendment No. 1 to Credit Agreement,         0-8483         10-K     Mar. 1998   10.11
            dated as of March 25, 1998 by and
            between Central Reserve and Strategic
            Partners.
      (17)  Administrative Services Agreement,           0-8483         10-K     Mar. 1998   10.12
            dated March 25, 1998 by and between
            Mutual Management Company, Inc. and
            Central Reserve Life Insurance Company.
            (Filed separately with the Commission
            under rule 24 b-2).
      (18)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.13
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of Peter
            Nauert.
      (19)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.14
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of the Turkey
            Vulture Fund XIII, Ltd.
(16)  Letter re: change in certifying accountant
       (1)  Letter regarding change in certifying        0-8483         10-K     Mar. 1993   16
            accountant.
(21)  Subsidiaries of the registrant
       (1)  Subsidiaries                                 0-8483         10-K     Mar. 1992   21
(27)  Financial Data Schedule
       (1)  Financial Data Schedule                      0-8483         10-K     Mar. 1998   27
(99)  Additional Exhibits
       (1)  Intent and Release                           0-8483          8-K     Oct. 1997   99.1
       (2)  Press Release dated November 13, 1997        0-8483          8-K     Nov. 1997   99
       (3)  Letter from Strategic Partners to            0-8483          8-K     Dec. 1997   99.1
            Central Reserve outlining the terms for
            the Interim Loan.
       (4)  Press Release dated December 2, 1997         0-8483          8-K     Dec. 1997   99.2
       (5)  Form of Meeting Voting Agreement, dated      0-8483          8-K     Dec. 1997   99.1
            December 16, 1997.
       (6)  Press Release dated December 17, 1997.       0-8483          8-K     Dec. 1997   99.2

     (d) Financial Statement Schedules

        Reference is made to the financial statement schedules contained on pages 46 through 51 hereof.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      CENTRAL RESERVE LIFE CORPORATION

                                                                       By:   /s/ FRED LICK, JR.
                                                         -----------------------------------------------------
                                                                       Fred Lick, Jr., President

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

                        DATE                                            SIGNATURE AND CAPACITY
                        ----                                            ----------------------

       March 30, 1998                                                  By:   /s/ FRED LICK, JR.
                                                         -----------------------------------------------------
                                                          Fred Lick, Jr., Chairman of the Board of Directors
                                                              President, and Principal Executive Officer

       March 30, 1998                                                 By:   /s/ FRANK W. GRIMONE
                                                         -----------------------------------------------------
                                                           Frank W. Grimone, Senior Executive Vice President
                                                            and Principal Financial and Accounting Officer

       March 30, 1998                                                  By:   /s/ ANDREW A. BOEMI
                                                         -----------------------------------------------------
                                                                       Andrew A. Boemi, Director

       March 30, 1998                                                By:   /s/ MICHAEL A. CAVATAIO
                                                         -----------------------------------------------------
                                                                     Michael A. Cavataio, Director

       March 30, 1998                                                  By:   /s/ JOHN L. MCKEAN
                                                         -----------------------------------------------------
                                                                       John L. McKean, Director

       March 30, 1998                                               By:   /s/ JOHN F. NOVATNEY, JR.
                                                         -----------------------------------------------------
                                                                      John F. Novatney, Director

       March 30, 1998                                                     By:   /s/ VAL RAJIC
                                                         -----------------------------------------------------
                                                                          Val Rajic, Director

       March 30, 1998                                                  By:   /s/ DAVID L. ROSSIO
                                                         -----------------------------------------------------
                                                                       David L. Rossio, Director

       March 30, 1998                                                 By:   /s/ THOMAS D. SCHULTE
                                                         -----------------------------------------------------
                                                                      Thomas D. Schulte, Director

       March 30, 1998                                                  By:   /s/ ROBERT E. BRUCE
                                                         -----------------------------------------------------
                                                                       Robert E. Bruce, Director

                                                     INCORPORATED BY
                                                      REFERENCE TO
                                                     REGISTRATION OR   FORM OR               EXHIBIT
                     EXHIBITS                          FILE NUMBER     REPORT       DATE     NUMBER
                     --------                        ---------------   -------   ----------  -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession
       (1)  Stock Purchase Agreement, dated as of        0-8483          8-K     Dec. 1997    2.1
            November 26, 1997, by and between
            Strategic Partners and Central Reserve.
       (2)  Amendment No. 1 to Stock Purchase            0-8483          8-K     Dec. 1997    2.1
            Agreement, dated as of December 16,
            1997, by and between Strategic Partners
            and Central Reserve.
       (3)  Amended and Restated Stock Purchase          0-8483         10-K     Mar. 1998    2.2
            Agreement, dated March 30, 1998, by and
            among Strategic Partners, Insurance
            Partners, L.P., Insurance Partners
            Offshore (Bermuda), L.P. and Central
            Reserve.
 (3)  Articles of Incorporation and By-laws
       (1)  Amended Articles of Incorporation            0-8483         10-K     Mar. 1992   3(a)
       (2)  Code of Regulations                          0-8483         10-K     Mar. 1992   3(b)
       (3)  Amended Articles of Incorporation            0-8483         10-K     Mar. 1998   3(c)
(10)  Material Contracts
       (1)  Incentive Stock Option Plan                  0-8483         10-K     Mar. 1992   10(b)
       (2)  Agreement of Lease                           0-8483         10-K     Mar. 1992   10(c)
       (3)  Mortgage Note                                0-8483         10-K     Mar. 1992   10(d)
       (4)  Mortgage                                     0-8483         10-K     Mar. 1992   10(e)
       (5)  Employment Contract                          0-8483         10-K     Mar. 1993   10(a)
       (6)  Credit Agreement, dated as of December       0-8483          8-K     Dec. 1997   10.1
            16, 1997, by and between Central
            Reserve and Strategic Partners.
       (7)  Pledge Agreement, dated as of December       0-8483          8-K     Dec. 1997   10.2
            16, 1997, by and between Central
            Reserve and Strategic Partners
       (8)  Promissory Note, dated as of December        0-8483          8-K     Dec. 1997   10.3
            16, 1997, by Central Reserve in favor
            of Strategic Partners.
       (9)  Warrant to purchase Common Shares,           0-8483          8-K     Dec. 1997   10.4
            dated December 16, 1997, by Central
            Reserve in favor of Peter W. Nauert.
      (10)  Warrant to purchase Common Shares,           0-8483          8-K     Dec. 1997   10.5
            dated December 16, 1997, by Central
            Reserve in favor of the Turkey Vulture
            Fund XIII, Ltd.
      (11)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.6
            15, 1997, by and between Fred Lick, Jr.
            and Central Reserve
      (12)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.7
            15, 1997, by and between Fred Lick, Jr.
            and CRL.
      (13)  Employment Agreement, dated December         0-8483          8-K     Dec. 1997   10.8
            16, 1997, by and between Frank Grimone
            and Central Reserve and CRL.

                                                     INCORPORATED BY
                                                      REFERENCE TO
                                                     REGISTRATION OR   FORM OR               EXHIBIT
                     EXHIBITS                          FILE NUMBER     REPORT       DATE     NUMBER
                     --------                        ---------------   -------   ----------  -------
      (14)  The Central Reserve Life Insurance           0-8483          8-K     Dec. 1997   10.9
            Company Severance Benefit Plan.
      (15)  Reinsurance Agreement between Central        0-8483         10-K     Mar. 1998   10.10
            Reserve Life Insurance Company and
            Reassurance Company of Hannover.
      (16)  Amendment No. 1 to Credit Agreement,         0-8483         10-K     Mar. 1998   10.11
            dated as of March 25, 1998 by and
            between Central Reserve and Strategic
            Partners.
      (17)  Administrative Services Agreement,           0-8483         10-K     Mar. 1998   10.12
            dated March 25, 1998 by and between
            Mutual Management Company, Inc. and
            Central Reserve Life Insurance Company.
            (Filed separately with the Commission
            under rule 24b-2.)
      (18)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.13
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of Peter
            Nauert.
      (19)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.14
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of the Turkey
            Vulture Fund XIII, Ltd.
(16)  Letter re: change in certifying accountant
       (1)  Letter regarding change in certifying        0-8483         10-K     Mar. 1993   16
            accountant.
(21)  Subsidiaries of the registrant
       (1)  Subsidiaries                                 0-8483         10-K     Mar. 1992   21
(27)  Financial Data Schedule
       (1)  Financial Data Schedule                      0-8483         10-K     Mar. 1998   27
(99)  Additional Exhibits
       (1)  Intent and Release                           0-8483          8-K     Oct. 1997   99.1
       (2)  Press Release dated November 13, 1997        0-8483          8-K     Nov. 1997   99
       (3)  Letter from Strategic Partners to            0-8483          8-K     Dec. 1997   99.1
            Central Reserve outlining the terms for
            the Interim Loan.
       (4)  Press Release dated December 2, 1997         0-8483          8-K     Dec. 1997   99.2
       (5)  Form of Meeting Voting Agreement, dated      0-8483          8-K     Dec. 1997   99.1
            December 16, 1997.
       (6)  Press Release dated December 17, 1997.       0-8483          8-K     Dec. 1997   99.2