Form 10-K/A
period 1997-12-31
CENTRAL RESERVE LIFE CORP
filed 1998-05-12
CIK 215403

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

                                 (440) 572-2400
                ------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                        DATE                                            SIGNATURE AND CAPACITY
                        ----                                            ----------------------

         May 11, 1998                                                  By:   /s/ FRED LICK, JR.
                                                         -----------------------------------------------------
                                                          Fred Lick, Jr., Chairman of the Board of Directors
                                                              President, and Principal Executive Officer

         May 11, 1998                                                 By:   /s/ FRANK W. GRIMONE
                                                         -----------------------------------------------------
                                                           Frank W. Grimone, Senior Executive Vice President
                                                            and Principal Financial and Accounting Officer

         May 11, 1998                                                  By:   /s/ ANDREW A. BOEMI
                                                         -----------------------------------------------------
                                                                       Andrew A. Boemi, Director

         May 11, 1998                                                By:   /s/ MICHAEL A. CAVATAIO
                                                         -----------------------------------------------------
                                                                     Michael A. Cavataio, Director

         May 11, 1998                                                  By:
                                                         -----------------------------------------------------
                                                                       John L. McKean, Director

         May 11, 1998                                               By:   /s/ JOHN F. NOVATNEY, JR.
                                                         -----------------------------------------------------
                                                                      John F. Novatney, Director

         May 11, 1998                                                     By:   /s/ VAL RAJIC
                                                         -----------------------------------------------------
                                                                          Val Rajic, Director

         May 11, 1998                                                  By:   /s/ DAVID L. ROSSIO
                                                         -----------------------------------------------------
                                                                       David L. Rossio, Director

         May 11, 1998                                                 By:   /s/ THOMAS D. SCHULTE
                                                         -----------------------------------------------------
                                                                      Thomas D. Schulte, Director

         May 11, 1998                                                  By:   /s/ ROBERT E. BRUCE
                                                         -----------------------------------------------------
                                                                       Robert E. Bruce, Director

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

                                                     INCORPORATED BY
                                                      REFERENCE TO
                                                     REGISTRATION OR   FORM OR               EXHIBIT
                     EXHIBITS                          FILE NUMBER     REPORT       DATE     NUMBER
                     --------                        ---------------   -------   ----------  -------
      (14)  The Central Reserve Life Insurance           0-8483          8-K     Dec. 1997   10.9
            Company Severance Benefit Plan.
      (15)  Reinsurance Agreement between Central        0-8483         10-K     Mar. 1998   10.10
            Reserve Life Insurance Company and
            Reassurance Company of Hannover.
      (16)  Amendment No. 1 to Credit Agreement,         0-8483         10-K     Mar. 1998   10.11
            dated as of March 25, 1998 by and
            between Central Reserve and Strategic
            Partners.
      (17)  Administrative Services Agreement,             *
            dated March 25, 1998 by and between
            Mutual Management Company, Inc. and
            Central Reserve Life Insurance Company.
      (18)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.13
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of Peter
            Nauert.
      (19)  Amendment No. 1 to Warrant to purchase       0-8483         10-K     Mar. 1998   10.14
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of the Turkey
            Vulture Fund XIII, Ltd.
(16)  Letter re: change in certifying accountant
       (1)  Letter regarding change in certifying        0-8483         10-K     Mar. 1993   16
            accountant.
(21)  Subsidiaries of the registrant
       (1)  Subsidiaries                                 0-8483         10-K     Mar. 1992   21
(27)  Financial Data Schedule
       (1)  Financial Data Schedule                      0-8483         10-K     Mar. 1998   27
(99)  Additional Exhibits
       (1)  Intent and Release                           0-8483          8-K     Oct. 1997   99.1
       (2)  Press Release dated November 13, 1997        0-8483          8-K     Nov. 1997   99
       (3)  Letter from Strategic Partners to            0-8483          8-K     Dec. 1997   99.1
            Central Reserve outlining the terms for
            the Interim Loan.
       (4)  Press Release dated December 2, 1997         0-8483          8-K     Dec. 1997   99.2
       (5)  Form of Meeting Voting Agreement, dated      0-8483          8-K     Dec. 1997   99.1
            December 16, 1997.
       (6)  Press Release dated December 17, 1997.       0-8483          8-K     Dec. 1997   99.2

        * Filed herewith.
                                       3