Form 10-Q
period 1998-03-31
CENTRAL RESERVE LIFE CORP
filed 1998-05-14
CIK 215403

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
     ----------------------------------------------------------------------
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

       Registrant's telephone number, including area code: (440) 572-2400
                                                           --------------


                                    --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )

The number of shares outstanding of the registrant's Common stock at March 31, 1998 was 4,195,172.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

  A.     Consolidated Condensed Balance Sheets

  B.     Consolidated Condensed Statements of Operations

  C.     Consolidated Condensed Statements of Shareholder's Equity

  D.     Consolidated Condensed Statements of Cash Flows

  E.     Notes to Consolidated Condensed Financial Statements

                        CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           MARCH 30           DECEMBER 31
                                                                             1998                1997
                                                                         -------------       -------------
                                                                          (UNAUDITED)
ASSETS

Investments:
    Fixed maturities held to maturity, at amortized cost                 $  11,389,470       $  11,898,627
    Fixed maturities available for sale, at estimated fair value            75,413,000          67,961,886
                                                                         -------------       -------------
       Total fixed maturities                                               86,802,470          79,860,513
    Policy loans                                                                97,822              96,211
    Short-term investments, at cost which approximates market                3,512,072           1,970,406
                                                                         -------------       -------------
       Total investments                                                    90,412,364          81,927,130
Cash                                                                         6,247,780           5,632,459
Cash - restricted                                                            4,419,032           3,930,956
Accrued investment income                                                    1,293,814           1,123,693
Premiums receivable                                                          1,868,911           2,098,243
Reinsurance receivable                                                      31,484,082          26,215,765
Property and equipment, net                                                 10,726,998          10,966,512
Deferred federal income taxes                                                1,285,437           1,356,000
Other assets                                                                 1,848,781           2,552,819
                                                                         -------------       -------------
                                                                         $ 149,587,199       $ 135,803,577
                                                                         =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits, losses and claims                            $  24,686,157       $  24,903,497
    Other policy claims and benefits payable                                67,442,490          56,186,802
    Deferred reinsurance gain                                               12,419,546          10,000,000
    Other policyholders' funds                                               8,512,129           7,565,341
    Other liabilities                                                        8,864,914           7,237,067
                                                                         -------------       -------------
                                                                           121,925,236         105,892,707
Note payable                                                                20,000,000          20,000,000
Mortgage note payable                                                        8,371,255           8,399,028
                                                                         -------------       -------------
       Total liabilities                                                   150,296,491         134,291,735
                                                                         -------------       -------------

Shareholders' equity:
    Non-Voting Preferred shares, no par value, authorized                            -                   -
       2,000,000 none issued
    Common shares, no par value, stated value $.50, authorized
       15,000,000 issued and outstanding 4,195,172 in 1998 and 1997
       (800,000 are reserved for warrants)                                   2,097,586           2,097,586
    Additional paid-in capital                                               4,122,319           4,122,319
    Accumulated other comprehensive income                                     748,241             611,264
    Retained earnings (accumulated deficit)                                 (7,677,438)         (5,319,327)
                                                                         -------------       -------------
       Total shareholders' equity (deficit)                                   (709,292)          1,511,842
                                                                         -------------       -------------
                                                                         $ 149,587,199       $ 135,803,577
                                                                         =============       =============

                  CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)




                                                               THREE MONTHS ENDED
                                                                      MARCH 31
                                                             1998                1997
                                                         --------------     -------------

REVENUES:
    Gross premiums                                        $ 65,933,006       $ 67,706,137
    Reinsurance ceded                                      (29,770,075)          (482,068)
                                                          ------------       ------------
         Net premiums                                       36,162,931         67,224,069
    Net investment income                                    1,950,675          1,624,855
    Net realized gains (losses)                                 (9,097)               850
                                                          ------------       ------------
                                                            38,104,509         68,849,774
                                                          ------------       ------------

BENEFITS, LOSSES AND EXPENSES:
    Benefits, claims, losses and settlement expenses        28,223,446         53,204,489
    Commissions                                              6,428,705          9,184,864
    Other operating expenses                                 4,945,063          8,561,680
    Interest expense and financing costs                       865,406            201,766
                                                          ------------       ------------
                                                            40,462,620         71,152,799
                                                          ------------       ------------
Income (loss) before Federal income taxes                   (2,358,111)        (2,303,025)
Federal income tax expense (benefit)                                 -           (475,000)
                                                          ------------       ------------
Net income (loss)                                         $ (2,358,111)      $ (1,828,025)
                                                          ============       ============

Earnings (loss) per common share:
    Basic                                                 $       (.56)      $       (.44)
    Diluted                                               $       (.56)      $       (.44)
    Previously reported                                            N/A       $       (.44)

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                                                                   RETAINED         ACCUMULATED         TOTAL
                                                                 ADDITIONAL        EARNINGS           OTHER          SHAREHOLDER'S
                                                  COMMON          PAID-IN        (ACCUMULATED      COMPREHENSIVE        EQUITY
                                                  SHARES          CAPITAL          DEFICIT)        INCOME (LOSS)       (DEFICIT)
                                               ------------     ------------     ------------      ------------      ------------

1997
BALANCE, JANUARY 1, 1997                       $  2,072,586     $  4,005,819     $ 15,637,029      ($   247,637)     $ 21,467,797

Comprehensive income (loss):
    Net income (loss)                                     -                -       (1,828,025)                -        (1,828,025)
    Other comprehensive
       income (loss), net:
       Unrealized holding (losses)
          on securities                                   -                -                -          (960,997)         (960,997)
       Reclassification adjustment
          for gains included in net income                -                -                -               561               561
                                               ------------     ------------     ------------      ------------      ------------
       Other comprehensive income (loss)                  -                -                -          (960,436)         (960,436)
                                               ------------     ------------     ------------      ------------      ------------
Comprehensive income (loss)                               -                -       (1,828,025)         (960,436)       (2,788,461)
                                               ------------     ------------     ------------      ------------      ------------
BALANCE, MARCH 31, 1997                        $  2,072,586     $  4,005,819     $ 13,809,004      ($ 1,208,073)     $ 18,679,336
                                               ============     ============     ============      ============      ============



1998
BALANCE, JANUARY 1, 1998                       $  2,097,586     $  4,122,319     ($ 5,319,327)     $    611,264      $  1,511,842

Comprehensive income (loss):
    Net income (loss)                                     -                -       (2,358,111)                -        (2,358,111)
    Other comprehensive income, net:
       Unrealized gain on securities                      -                -                -           130,973           130,973
       Reclassification adjustment
          for gains included in net income                -                -                -             6,004             6,004
                                               ------------     ------------     ------------      ------------      ------------
       Other comprehensive income (loss)                  -                -                -           136,977           136,977
                                               ------------     ------------     ------------      ------------      ------------
Comprehensive income (loss)                               -                -       (2,358,111)          136,977        (2,221,134)
                                               ------------     ------------     ------------      ------------      ------------
BALANCE, MARCH 31, 1998                        $  2,097,586     $  4,122,319     ($ 7,677,438)     $    748,241      ($   709,292)
                                               ============     ============     ============      ============      ============

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                       1998               1997
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $ (2,358,111)     $ (1,828,025)
    Adjustments to recconcile net income (loss) to cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   235,339           258,617
        Net realized (gains) losses                                       9,097              (850)
        Deferred federal income taxes                                    70,563               -
        Changes in assets and liabilities:
           Restricted cash                                             (488,076)         (142,099)
           Premiums receivable                                         (229,332)          118,668
           Reinsurance receivable                                      (219,806)          (98,360)
           Federal income taxes recoverable                                 -            (475,000)
           Accrued investment income                                   (170,121)         (169,913)
           Other assets                                                 772,153          (504,010)
           Future policy benefits, claims and funds payable          12,505,842         1,382,439
           Other liabilities                                          2,100,855        (1,154,531)
                                                                   ------------      ------------
           Net cash provided by (used in) operating activities       12,228,403        (2,613,064)
                                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available-for-sale:
      Purchases                                                     (12,667,360)       (2,678,518)
      Sales                                                                 -                 -
      Maturities and calls                                            5,452,245         1,289,047
    Securities held-to-maturity:
      Purchases                                                             -                 -
      Maturities and calls                                              509,157               -
    Net (additions) deletions to furniture and equipment                354,169          (387,312)
    Net proceeds (purchase) of investments - short-term              (1,541,666)        5,096,385
    Policy loans                                                          1,611             2,737
                                                                   ------------      ------------
           Net cash provided (used in) investing activities          (7,891,844)        3,322,339
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in annuity account balances                                142,830           283,369
    Decrease in annuity account balances                             (1,207,330)         (958,625)
    Principal payments on long-term debt                                (27,773)          (25,265)
    Reinsurance ceding allowance                                     (2,628,965)              -
                                                                   ------------      ------------
           Net cash provided by (used in) financing activities       (3,721,238)         (700,521)
                                                                   ------------      ------------
           Net increase (decrease) in cash                              615,321             8,754
Cash at beginning of year                                             5,632,459         4,649,832
                                                                   ------------      ------------
Cash at end of quarter                                             $  6,247,780      $  4,658,586
                                                                   ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                       $    865,406      $    201,766
    Cash paid (received) during the period for income taxes                 -                 -

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

     D.  Notes to Consolidated Condensed Financial Statements
         ----------------------------------------------------

1. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as certain information and footnote disclosures required to be included with financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted.

2. The consolidated condensed balance sheets at March 31, 1998 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 1998 and 1997 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months then ended and cash flows for the three months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. (A current examination of the tax returns for 1993 through 1996 was started in April 1998.) During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,303 was paid in 1994 and $590,000 paid in 1997. The balance primarily deals with whether or not the Company's subsidiary, Central, qualified as a life company, for tax purposes. The Company intends to vigorously protest the proposed deficiency and based on discussions with counsel management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. The tax case is currently on the May 18, 1998, trial calendar of the United States Tax Court at Cleveland, Ohio, but it is expected that the case will be submitted as a legal issue, i.e., without the need for a trial.

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

4. Note Payable - Concurrent with the signing of the Original Stock Purchase Agreement, the Company entered into a $20 million loan on December 16, 1997. The note is due June 30, 1998 and interest is payable monthly at the prime rate as in effect from time to time (8.5% at March 31, 1998). The note is collateralized by 100% of the common shares of Central. If Shareholder approval of the New Stock Purchase Agreement is not obtained, it is likely that the Company will not have the ability to repay the $20 million loan and will be required immediately to locate an alternate source of financing to meet its obligations and to fund its operations. There can be no assurance that the Company would be able to obtain such a refinancing at all or on terms that are favorable to the Company or its Shareholders, particularly in light of Central's current financial position and its recent efforts to obtain financing. The Company's failure to obtain sufficient financing within the requisite time may entitle Strategic Partners to exercise its rights as a secured creditor, including by foreclosing upon all of the common shares of Central which were pledged to Strategic Partners as collateral for the loan. As the Company is a holding company with no operations and limited assets, such foreclosure upon the Company's principal asset could result in the Common Shares having little or no value, make it impossible for the Company to continue operations, and/or force the Company to seek protection under federal bankruptcy law.

5. Earnings Per Share - In February 1997, FASB issued Statement No. 128, "Earnings Per Share". The Company adopted Statement 128, as required, for its December 31, 1997 consolidated financial statements. Prior quarters have been restated where appropriate. For the quarters presented, the Company presents both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if common stock equivalents (options/warrants) were exercised and then shared in the earnings of the Company.

     In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The Company reported such a loss in both quarters for 1998 and 1997, therefore the basic and diluted (loss) per share are the same. The weighted average number of shares used in the calculation was 4,195,172 for 1998 and 4,145,172 for 1997.

6. On January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders and includes net income. Comprehensive income for the three month period ended March 31, 1998 and 1997 has been presented in the accompanying unaudited statements of shareholders' equity.

7. Reinsurance - Central entered into a 50/50 quota-share reinsurance treaty in December 1997 on certain group accident and health policies. Under the provisions of the treaty, Central cedes 50% of the premiums for these policies and in return receives reimbursement for 50% of the claims plus a commission and expense allowance. The following table reflects the effect of the Hannover reinsurance treaty for the period.
     Other reinsurance is considered immaterial for the Company.

                                                                  THREE MONTHS ENDED
                                                            MARCH 31               MARCH 31
                                                              1998                   1997
                                                       -----------------     ------------------
                   Benefits, claims, etc.                 $ 51,550,770             $53,204,489
                   Reinsurance recoverable                 (23,327,324)                  -
                                                       -----------------     ------------------
                        Net                               $ 28,223,446             $53,204,489
                                                       =================     ==================

                   Commissions                            $  9,153,165             $ 9,184,864
                   Commission allowance                     (2,724,460)                  -
                                                       -----------------     ------------------
                        Net                               $  6,428,705             $ 9,184,864
                                                       =================     ==================

                   Other operating expenses               $  7,899,964             $ 8,561,680
                   Expense allowance                        (2,954,901)                  -
                                                       -----------------     ------------------
                        Net                               $  4,945,063             $ 8,561,680
                                                       =================     ==================


8. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the full year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW: On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement in which the Company will issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The Company hopes to obtain shareholder and regulatory approval and to close the transaction by June 30, 1998. Concurrent with the signing of the Original Stock Purchase Agreement, Strategic Partners arranged for an interim loan of $20 million to the Company. The loan is due June 30, 1998 and bears interest at the prime rate. Proceeds from the loan, received in December 1997, were used to pay off a $5.2 million bank loan and a contribution of $14 million, in the form of a surplus note, to Central.

     If Shareholder approval of the equity financing transaction is not obtained, the $20,000,000 note and 800,000 of the 1,000,000 Guarantee Warrants, which have already been issued will remain outstanding and enforceable against the Company. The interim loan matures on June 30, 1998, at which time the Company will be required to repay the loan. Because of regulatory restrictions, it is highly unlikely the Company could receive the funds from Central. Thus, if Shareholder approval of the Equity Financing is not obtained, it is likely that the Company will not have the ability to repay its obligations and will be required immediately to locate an alternate source of financing to meet its obligations and to fund its operations. There can be no assurance that the Company would be able to obtain such a refinancing at all or on terms that are favorable to the Company or its Shareholders, particularly in light of Central's current financial position and its recent efforts to obtain financing. The Company's failure to obtain sufficient financing within the requisite time may entitle Strategic Partners to exercise its rights as a secured creditor, including by foreclosing upon all of the common shares of Central which were pledged to Strategic Partners as collateral for the interim loan. As the Company is a holding company with no operations and limited assets, such foreclosure upon the Company's principal asset could result in the Common Shares having little or no value, make it impossible for the Company to continue operations, and/or force the Company to seek protection under federal bankruptcy law.

     The Company believes that if the Equity Financing is approved and consummated, its effect, together with the financing transactions described above and below, recent expense reductions, and internally generated funds, should enable the Company to finance the planned growth for the foreseeable future. If additional funds are required for long-term growth, the Company believes that these funds could be obtained through equity or debt offerings as market conditions permit or dictate.

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

     RESULTS OF OPERATIONS: During the three months ending March 31, 1998, gross premiums were $65,933,006 compared to $67,706,137 for the same period last year. This represents about a 3% decline in 1998 from 1997, as compared to a 9% increase in 1997. Reinsurance premiums ceded increased to $29,770,075 for the first quarter of 1998 compared to $482,068 for the first quarter of 1997. The increase is due to the 50/50 quota-share reinsurance treaty entered into with Reassurance Company of Hannover (Hannover) in December 1997. Net premiums were $36,162,931 for the first quarter of 1998 compared to $67,224,069 for the first quarter of 1997. Net certificates in force for the three months ending March 31, 1998 increased slightly to 105,016 from 104,687 at December 31, 1997. This compares to a decrease of 4,704 or 4% in the same period in 1997. New certificates issued during the first quarter of 1998 were 9,750, up 22% from 7,966 in 1997. Lapses were 9,421 in 1998 compared to 12,670 in 1997, a decrease of 26%. The large number of lapses in 1997 was primarily due to a conversion program of older products in several states along with large rate increases. The increase in new certificates issued in 1998 was also related to the infusion of capital into Central, improving the Risk-Based Capital levels above regulatory action levels, making Central's marketing position more stable.

         Net investment income increased to $1,950,675 for the quarter ending March 31, 1998, compared to $1,624,855 for the same quarter in 1997. Included in the 1998 amount is $359,249 of investment income generated from the reinsurance treaty with Hannover. Without the $359,249 effect, the Company showed a slight decrease in investment income from the fixed maturities of 2% to $1,591,426 in 1998 from the $1,624,855 for 1997. A negative cash flow in 1997 and the transfer of assets for the Hannover reinsurance treaty had lowered the amount invested in fixed maturities at the beginning of the first quarter in 1998, which was the major cause for the lower investment income.

         Benefits and claims incurred, after reinsurance, was $28,223,446 or a 78% loss ratio in 1998. Before reinsurance of $23,327,324 the total amount was $51,550,770, also 78%, as compared to $53,204,489 or a 79% loss ratio for the same quarter in 1997. Many of the benefit programs the Company has taken actions on are taking longer to develop than originally anticipated. These programs such as rating actions, underwriting changes, claim procedures and certain managed care programs are scheduled to take place in the second and third quarters of 1998.

         Commissions were $6,428,705 for the first quarter of 1998 after an allowance of $2,724,460 from the Hannover reinsurance treaty. Before reinsurance the amount was $9,153,165 for 1998 compared to $9,184,864 for the same quarter in 1997.

         Operating expenses were $4,945,063 for the first quarter of 1998 after an expense allowance of $2,954,901 from the Hannover reinsurance treaty. Before reinsurance total operating expenses were $7,899,964, 12% of premiums, down from $8,561,680 or 12.7% of premiums for the same quarter in 1997. Certain expense reduction actions were taken during the first quarter of 1998 but the majority of the benefits from these reductions will not be realized until later during the year.

         Interest expense and financing costs increased to $865,406 in the first quarter of 1998 compared to $201,766 for the same quarter in 1997. The major reason for the increase was the interest on the $20,000,000 loan entered into in December 1997.

     LIQUIDITY AND CAPITAL RESOURCES: Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable the Company's subsidiary, Central, to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, etc., and shareholder dividends payable to the Company. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders. Central and the Company discontinued paying dividends at the end of 1996 and no dividends were paid in 1997. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company.

     The majority of the Company's assets are in investments which were $90,412,364, after a net unrealized holding gain (before taxes of $385,457) of $1,133,968 (see below), or 60% of the total assets at March 31, 1998. Fixed maturities are the primary investment of the Company and were $86,802,470 or 96% of total investments at March 31, 1998. Other investments consist of short-term securities and policy loans. The Company is carrying fixed maturities of $11,389,470 at amortized cost (held to maturity) and fixed maturities of $75,413,000 at estimated fair value (available for sale) at March 31, 1998. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 98% of the bonds are of investment grade quality. In accordance with Statement of Financial Accounting Standards (Statement) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded an increase in investments of $1,133,968 to reflect the reporting of investments classified as available for sale at fair value (estimated market value) which was higher than amortized cost. The amount is reflected in shareholders' equity as "accumulated other comprehensive income", net of $385,457 for taxes. In addition to the fixed maturities, the Company also had $6.2 million in unrestricted cash and $3.5 million in short-term investments at March 31, 1998.

         During 1998, total assets increased about $13 million, however this was offset by an increase in total liabilities of about $16 million after debt. The major reasons for the increase in assets was due to the positive cash flow in 1998 from the premiums of Central and the lower cash payments for claims. (See consolidated cash flow financial statements.) The lower cash payout for claims was primarily due to a loss of staff in the first quarter and a reorganization causing several unproductive days.

     The liabilities accrued for future policy benefits and policy claims payable were increased 20%, primarily to cover the backlog created in the first quarter of 1998, in part, by the loss of personnel, to $92,128,647 at March 31, 1998 from $81,090,299 at December 31, 1997 or about $11 million. Certain group accident and health reserves increased approximately $12 million, to $67 million from $55.5 million, however this increase was offset by surrenders of annuity policies during the period. Based on claims paid through March 31, 1998, management believes the reserves established at December 31, 1997 were adequate. Shareholders' equity decreased to a negative $709,292 due to the 1998 operating loss, which included the strengthening of reserves and costs incurred relative to seeking additional capital. Although the Company's consolidated equity was a deficit of $709,292, including unrealized holding gain of $748,241, Central's statutory capital and surplus was $25,417,762 at March 31, 1998, which was above all Risk-Based Capital action levels. Central's capital and surplus includes the $14 million surplus note and the benefit of the $10 million ceding allowance from the Hannover reinsurance treaty.

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

     FORWARD LOOKING STATEMENTS: This report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (I) the failure to consummate the Equity Financing, (ii) the failure to successfully implement the business plan for the Company; (iii) rising healthcare costs; (iv) business conditions and competition in the health care industry; and (v) developments in healthcare reform and other regulatory issues. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:      May 14, 1998                By:    /s/ Frank W. Grimone
           -------------------                ----------------------------------
                                              Frank W. Grimone
                                              Senior Executive Vice President


Date:      May 14, 1998                By:    /s/ Frank W. Grimone
           -------------------                ----------------------------------
                                              Frank W. Grimone
                                              Principal Financial Officer and
                                              Chief Accounting Officer