Form 10-K/A
period 1997-12-31
CENTRAL RESERVE LIFE CORP
filed 1998-05-22
CIK 215403

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

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company entered into an Administrative Services Agreement in March 1998 to outsource its computer operations with an independent vendor, Mutual Management Company, Inc. ("MMC"). MMC is already in compliance with the Year 2000 issue, so there should be no material additional costs incurred by the Company for the Year 2000 issue.

     The Agreement with MMC provides that MMC will be responsible for the complete management of the Company's systems department, including but not limited to, (a) hiring all the Company's systems and imaging department employees; (b) assuming all hardware leases and software arrangements; (c) acquiring or leasing new software and equipment; (d) managing all current applications and consulting agreements. The Company will pay a fee of 3% of premiums for the first two years and then 3.2% up to $1 billion of premiums and then 3% if premiums exceed $1 billion. The Agreement, which terminates on March 31, 2003, may be terminated by the Company, under certain conditions, with 90 days notice; however, after one year the Agreement may be terminated without cause, subject to termination fees ranging from $1 million to $7 million depending on the Company's premium volume and the number of years the Agreement has been in force.

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

                                                                      SCHEDULE I

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997
================================================================================

                     COLUMN A                        COLUMN B      COLUMN C      COLUMN D

--------------------------------------------------
                                                                                 AMOUNT ON
                                                                                  BALANCE
                TYPE OF INVESTMENT                     COST          VALUE         SHEET
--------------------------------------------------
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
                                   ========     ===========    ===========    ============    ==========    ============

-------------------------------
                                  AMORTIZA-
                                   TION OF
                                   DEFERRED
                                 ACQUISITION     OPERATING
            SEGMENT                 COSTS         EXPENSES
-------------------------------
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

                                                                     SCHEDULE IV

               CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES

                                  REINSURANCE

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
================================================================================

                 COLUMN A                      COLUMN B          COLUMN C          COLUMN D          COLUMN E        COLUMN F
------------------------------------------

                                                                                                                    PERCENTAGE
                                                                                 ASSUMED FROM                       OF AMOUNT
                                                GROSS         CEDED TO OTHER        OTHER              NET          ASSUMED TO
                                                AMOUNT          COMPANIES         COMPANIES           AMOUNT           NET
------------------------------------------

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

                                                                                                   CURRENT
                                                                                        DIRECTOR     TERM
             NAME                 AGE               POSITION WITH COMPANY                SINCE      EXPIRES*
             ----                 ---               ---------------------              ---------   --------
Fred Lick, Jr.                     66   Chairman of the Board, President & Chief          1976       1999
                                        Executive Officer and Director
Frank W. Grimone                   62   Senior Executive Vice President & Chief             --         --
                                        Financial Officer
Glen A. Laffoon                    58   Executive Vice President -- Product                 --         --
                                        Development
James A. Weisbarth                 46   Executive Vice President, Treasurer &               --         --
                                        Assistant Secretary
Robert S. Zarick                   61   Executive Vice President -- Administration          --         --
Andrew A. Boemi                    53   Director                                          1997       1998
Michael A. Cavataio                54   Director                                          1997       1998
John L. McKean                     72   Director                                          1989       1999
John F. Novatney, Jr.              67   Director                                          1976       1999
Val Rajic                          39   Director                                          1997       1998
David L. Rossio                    60   Director                                          1992       2000
Thomas D. Schulte                  62   Director                                          1992       2000
Robert E. Bruce                    76   Director                                          1998       2000

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

---------------

* Filed herewith.

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

                        DATE                                            SIGNATURE AND CAPACITY
----------------------------------------------------- -----------------------------------------------------------

       May 22, 1998                                                    By:   /s/ FRED LICK, JR.
                                                         -----------------------------------------------------
                                                          Fred Lick, Jr., Chairman of the Board of Directors
                                                              President, and Principal Executive Officer

       May 22, 1998                                                   By:   /s/ FRANK W. GRIMONE
                                                         -----------------------------------------------------
                                                           Frank W. Grimone, Senior Executive Vice President
                                                            and Principal Financial and Accounting Officer

       May 22, 1998                                                    By:   /s/ ANDREW A. BOEMI
                                                         -----------------------------------------------------
                                                                       Andrew A. Boemi, Director

       May 22, 1998                                                  By:   /s/ MICHAEL A. CAVATAIO
                                                         -----------------------------------------------------
                                                                     Michael A. Cavataio, Director

       May 22, 1998                                                               By:
                                                         -----------------------------------------------------
                                                                       John L. McKean, Director

       May 22, 1998                                                 By:   /s/ JOHN F. NOVATNEY, JR.
                                                         -----------------------------------------------------
                                                                      John F. Novatney, Director

       May 22, 1998                                                       By:   /s/ VAL RAJIC
                                                         -----------------------------------------------------
                                                                          Val Rajic, Director

       May 22, 1998                                                    By:   /s/ DAVID L. ROSSIO
                                                         -----------------------------------------------------
                                                                       David L. Rossio, Director

       May 22, 1998                                                   By:   /s/ THOMAS D. SCHULTE
                                                         -----------------------------------------------------
                                                                      Thomas D. Schulte, Director

       May 22, 1998                                                    By:   /s/ ROBERT E. BRUCE
                                                         -----------------------------------------------------
                                                                       Robert E. Bruce, Director

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

---------------

* Filed herewith