Form 10-Q
period 1998-06-30
CENTRAL RESERVE LIFE CORP
filed 1998-08-12
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


                          Commission file number 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      OHIO                                  34-1017531
                      ----                                  ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                 Identification No.)


                  17800 ROYALTON ROAD, STRONGSVILLE, OHIO 44136
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes (X)   No ( )

The number of shares outstanding of the registrant's Common Stock at June 30, 1998 was 4,195,172.

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

A.          Consolidated Condensed Balance Sheets

B.          Consolidated Condensed Statements of Operations

C.          Consolidated Condensed Statements of Shareholders' Equity

D.          Consolidated Condensed Statements of Cash Flows

E.          Notes to Consolidated Condensed Financial Statements

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                          JUNE 30            DECEMBER 31
                                                                           1998                 1997
                                                                      --------------        -------------
                                                                        (UNAUDITED)
ASSETS

Investments:
     Fixed maturities held to maturity, at amortized cost              $  10,894,475        $  11,898,627
     Fixed maturities available for sale, at fair value                   75,263,612           67,961,886
                                                                       -------------        -------------
         Total fixed maturities                                           86,158,087           79,860,513
     Policy loans                                                             95,343               96,211
     Short-term investments, at cost which approximates market             5,835,901            1,970,406
                                                                       -------------        -------------
         Total investments                                                92,089,331           81,927,130
Cash                                                                      (1,200,469)           5,632,459
Cash - restricted                                                          4,325,623            3,930,956
Accrued investment income                                                  1,329,764            1,123,693
Premiums receivable                                                        1,546,094            2,098,243
Reinsurance receivable                                                    31,025,085           26,215,765
Property and equipment, net                                               10,495,258           10,966,512
Deferred federal income taxes                                              1,206,792            1,356,000
Other assets                                                               2,969,981            2,552,819
                                                                       -------------        -------------
                                                                       $ 143,787,459        $ 135,803,577
                                                                       =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits, losses and claims                         $  23,736,795        $  24,903,497
     Other policy claims and benefits payable                             67,725,624           56,186,802
     Deferred reinsurance gain                                            13,795,603           10,000,000
     Other policyholders' funds                                            7,925,973            7,565,341
     Other liabilities                                                     5,872,071            7,237,067
                                                                       -------------        -------------
                                                                         119,056,066          105,892,707
Note payable (Note 4)                                                     20,000,000           20,000,000
Mortgage note payable                                                      8,342,817            8,399,028
                                                                       -------------        -------------
         Total liabilities                                               147,398,883          134,291,735
                                                                       -------------        -------------

Shareholders' equity:
     Non-Voting Preferred shares, no par value, authorized
         2,000,000 none issued                                                     -                    -
     Common shares, no par value, stated value $.50, authorized
         30,000,000 issued and outstanding 4,195,172 in 1998 and
         1997 (800,000 are reserved for warrants)                          2,097,586            2,097,586
     Additional paid-in capital                                            4,122,319            4,122,319
     Accumulated other comprehensive income                                  900,904              611,264
     Retained earnings (accumulated deficit)                             (10,732,233)          (5,319,327)
                                                                       -------------        -------------
         Total shareholders' equity (deficit)                             (3,611,424)           1,511,842
                                                                       -------------        -------------
                                                                       $ 143,787,459        $ 135,803,577
                                                                       =============        =============

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30               JUNE 30           JUNE 30                JUNE 30
                                                      1998                  1997               1998                   1997
                                                 --------------        --------------     ---------------        ---------------

REVENUES:
    Gross premiums                                $  65,425,641        $  65,731,268        $ 131,358,647        $ 133,437,405
    Reinsurance ceded                               (27,252,397)            (835,196)         (57,022,472)          (1,317,264)
                                                  -------------        -------------        -------------        -------------
       Net premiums                                  38,173,244           64,896,072           74,336,175          132,120,141
    Net investment income                             2,082,767            1,592,919            4,033,442            3,217,774
    Net realized gains (losses)                             745               22,476               (8,352)              23,326
                                                  -------------        -------------        -------------        -------------
                                                     40,256,756           66,511,467           78,361,265          135,361,241
                                                  -------------        -------------        -------------        -------------


BENEFITS, LOSSES AND EXPENSES:
    Benefits, claims, losses and settlement
       expenses                                      29,913,223           51,696,958           58,136,669          104,901,447
    Commissions                                       6,382,539            8,901,410           12,811,244           18,086,274
    Other operating expenses                          6,008,271            9,931,037           10,953,334           18,492,717
    Interest expense and financing costs              1,007,518              201,161            1,872,924              402,927
                                                  -------------        -------------        -------------        -------------
                                                     43,311,551           70,730,566           83,774,171          141,883,365
                                                  -------------        -------------        -------------        -------------
Income (loss) before Federal income taxes            (3,054,795)          (4,219,099)          (5,412,906)          (6,522,124)
Federal income tax expense (benefit)                          -             (671,000)                   -           (1,146,000)
                                                  =============        =============        =============        =============
Net income (loss)                                 $  (3,054,795)       $  (3,548,099)       $  (5,412,906)       $  (5,376,124)
                                                  =============        =============        =============        =============


Earnings (loss) per common share:
    Basic                                         $        (.73)       $        (.85)       $       (1.29)       $       (1.29)
    Diluted                                       $        (.73)       $        (.85)       $       (1.29)       $       (1.29)
    Previously reported                                     N/A        $        (.83)                 N/A        $       (1.26)

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                  RETAINED        ACCUMULATED        TOTAL
                                                               ADDITIONAL         EARNINGS           OTHER        SHAREHOLDERS'
                                                  COMMON        PAID-IN         (ACCUMULATED     COMPREHENSIVE       EQUITY
                                                  SHARES        CAPITAL           DEFICIT)       INCOME (LOSS)      (DEFICIT)
                                             --------------  --------------   ----------------   -------------   ---------------

1997
BALANCE, JANUARY 1, 1997                        $2,072,586      $4,005,819        $15,637,029       ($247,637)      $21,467,797

Exercise of stock options                           25,000         116,500                                              141,500
Comprehensive income (loss):
    Net income (loss)                                                              (5,376,124)                       (5,376,124)
    Other comprehensive
       income, net:
       Unrealized holding gain on
          securities                                                                                   69,633            69,633
       Reclassification adjustment
          for gains included in net income                                                             15,396            15,396
                                                                                                 -------------   ---------------
       Other comprehensive income                                                                      85,029            85,029
                                                                              ----------------   -------------   ---------------
Comprehensive income (loss)                                                        (5,376,124)         85,029        (5,291,095)
                                             --------------  --------------   ----------------   -------------   ---------------
BALANCE, JUNE 30, 1997                          $2,097,586      $4,122,319        $10,260,905       ($162,608)      $16,318,202
                                             ==============  ==============   ================   =============   ===============



1998
BALANCE, JANUARY 1, 1998                        $2,097,586      $4,122,319        ($5,319,327)       $611,264        $1,511,842

Comprehensive income (loss):
    Net (loss)                                                                     (5,412,906)                       (5,412,906)
    Other comprehensive income, net:
       Unrealized gain on securities                                                                  284,128           284,128
       Reclassification adjustment
          for gains included in net income                                                              5,512             5,512
                                                                                                 -------------   ---------------
       Other comprehensive income                                                                     289,640           289,640
                                                                              ----------------   -------------   ---------------
Comprehensive income (loss)                                                        (5,412,906)        289,640        (5,123,266)
                                             --------------  --------------   ----------------   -------------   ---------------
BALANCE, JUNE 30, 1998                          $2,097,586      $4,122,319       ($10,732,233)       $900,904       ($3,611,424)
                                             ==============  ==============   ================   =============   ===============

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                  JUNE 30
                                                                        1998                 1997
                                                                     -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $ (5,412,906)       $ (5,376,124)
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     478,528             518,539
        Net realized (gains) losses                                         8,352             (23,326)
        Deferred federal income taxes                                     149,208                   -
        Changes in assets and liabilities:
           Restricted cash                                               (394,667)           (121,493)
           Premiums receivable                                            552,149            (230,272)
           Reinsurance receivable                                       1,294,415            (668,084)
           Federal income taxes recoverable                                     -           1,099,530
           Accrued investment income                                     (206,071)             26,241
           Other assets                                                  (986,104)         (1,977,037)
           Future policy benefits, claims and funds payable            12,731,220           2,217,069
           Other liabilities                                             (529,462)         (1,104,412)
                                                                     ------------        ------------
           Net cash provided by (used in) operating activities          7,684,662          (5,639,369)
                                                                     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available-for-sale:
      Purchases                                                       (18,203,555)           (479,265)
      Sales                                                                                         -
      Maturities and calls                                             11,182,151           3,824,023
    Securities held-to-maturity:
      Purchases                                                                 -                   -
      Maturities and calls                                              1,004,152                   -
    Net (additions) deletions to furniture and equipment                      728            (372,866)
    Net proceeds (purchase) of investments - short-term                (3,865,495)         (1,871,092)
    Policy loans                                                              868               5,271
                                                                     ------------        ------------
           Net cash provided by (used in) investing activities         (9,881,151)          1,106,071
                                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in annuity account balances                                  271,476             694,761
    Decrease in annuity account balances                               (2,172,223)         (1,746,621)
    Principal payments on long-term debt                                  (56,210)            (51,136)
    Proceeds from exercise of stock options                                     -             141,500
    Reinsurance ceding allowance                                       (2,679,482)                  -
    Proceeds from note payable                                                  -           5,200,000
                                                                     ------------        ------------
           Net cash provided by (used in) financing activities         (4,636,439)          4,238,504
                                                                     ------------        ------------
           Net increase (decrease) in cash                             (6,832,928)           (294,794)
Cash at beginning of year                                               5,632,459           4,649,832
                                                                     ------------        ------------
Cash at end of quarter                                               $ (1,200,469)       $  4,355,038
                                                                     ============        ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                         $    397,852        $    402,927
    Cash paid (received) during the period for income taxes                     -                   -

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

     D.  Notes to Consolidated Condensed Financial Statements
         ----------------------------------------------------

1. These consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, as certain information and footnote disclosures required to be included with financial statements prepared in accordance with generally accepted accounting principles have either been condensed or omitted.

2. The consolidated condensed balance sheets at June 30, 1998 and the consolidated condensed statements of operations and cash flows for the six months ended June 30, 1998 and 1997 were prepared without audit. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six months then ended and cash flows for the six months then ended.

3. The Federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) for 1991 and 1992. (A current examination of the tax returns for 1993 through 1996 was started in April 1998.) During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,303 was paid in 1994 and $590,000 paid in 1997. The balance primarily deals with whether or not the Company's subsidiary, Central Reserve Life Insurance Company ("Central"), qualified as a life company, for tax purposes. The Company is vigorously protesting the proposed deficiency and based on discussions with counsel, management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference. On May 18, 1998, the United States Tax Court ruled that the case may be decided without the need for a trial.

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

4. Note Payable - The $20 million note payable, which was due June 30, 1998 with interest payable monthly at 8.5% was extended to July 3, 1998, at which time it was paid in full from the proceeds of the Equity Financing. See Recent Events in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") section.

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

     In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The Company reported such a loss in both quarters and periods for 1998 and 1997, therefore the basic and diluted (loss) per share are the same. The weighted average number of shares used in the calculation was 4,195,172 for 1998 and 1997.

6. On January 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income". Statement 130 established standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders and includes net income. Comprehensive income for the six month period ended June 30, 1998 and 1997 has been presented in the accompanying unaudited statements of shareholders' equity.

7. Reinsurance - Central entered into a 50/50 quota-share reinsurance treaty with Reassurance Company of Hannover ("Hannover") in December 1997 on certain group accident and health policies. Under the provisions of the treaty, Central cedes 50% of the premiums for these policies and in return receives reimbursement for 50% of the claims plus a commission and expense allowance. The following table reflects the effect of the Hannover reinsurance treaty for the period. Other reinsurance is considered immaterial for the Company.

                                                                        SIX MONTHS ENDED
                                                              JUNE 30                    JUNE 30
                                                               1998                        1997
                                                       ----------------------      ---------------------
                    Benefits, claims, etc.                      $103,142,809               $104,901,447
                    Reinsurance recoverable                     (45,006,140)                -
                                                       ----------------------      ---------------------
                                   Net                           $58,136,669               $104,901,447
                                                       ======================      =====================

                    Commissions                                  $18,343,076                $18,086,274
                    Commission allowance                         (5,531,832)                -
                                                       ----------------------      ---------------------
                                   Net                           $12,811,244                $18,086,274
                                                       ======================      =====================

                    Other operating expenses                     $16,933,034                $18,492,717
                    Expense allowance                            (5,979,700)                -
                                                       ----------------------      ---------------------
                                   Net                           $10,953,334                $18,492,717
                                                       ======================      =====================

8. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the full year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RECENT EVENTS: On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement ("the Equity Financing") in which the Company agreed to issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. On June 26, 1998, the shareholders of the Company approved the Equity Financing. The transaction closed on July 3, 1998 and is therefore not reflected in the accompanying June 30, 1998 financial statements. The proceeds received in July 1998 were used to pay the $20 million loan described in Note 4 to the accompanying Consolidated Condensed Financial Statements, plus interest, and related transaction expenses, such as legal, printing, accounting and investment banking fees. After these fees are paid, which are charged against surplus, the Company estimates that there will be a net increase in surplus of approximately $37 million. On a pro forma basis, total shareholder's equity would be approximately $33 million or approximately $2.90 per share.

On August 1, 1998, Central entered into an agreement with United Benefit Life Insurance Company ("UBL") to reinsure 100% of the major medical policies of UBL, covering approximately 100,000 lives with estimated annual premiums of $100 million. Concurrently, Central ceded 80% of the business to Reassurance Company of Hannover ("Hannover"), thereby assuming a net risk of 20%. Reserves for estimated claims of $36,500,000 were assumed by Central for which UBL transferred assets of $16,500,000, net of a $20,000,000 ceding allowance provided by Central. Central received a $20,000,000 ceding allowance from Hannover for the 80% thereby creating a zero effect on statutory surplus regarding the allowances. The agreement also provides Central with access to UBL's current sales force.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company entered into an Administrative Services Agreement in March 1998 to outsource its computer operations with an independent vendor. The vendor is already in compliance with the Year 2000 issue. The Company does not expect that there will be material additional costs incurred by the Company for the Year 2000 issue.

RESULTS OF OPERATIONS: During the three months ending June 30, 1998, gross premiums were $65,425,641, down slightly from $65,731,268 in the same quarter in 1997. For the six month period ending June 30, 1998, gross premiums were $131,358,647, down approximately 1.5% from $133,437,405 for the same period in 1997. Reinsurance premiums ceded increased to $57,022,472 for the six month period ending June 30, 1998 compared to $1,317,264 for the same period in 1997. The increase is due to the 50/50 quota-share reinsurance treaty entered into with Reassurance Company of Hannover ("Hannover") in December 1997. Net premiums were down to $74,336,175 or 43% for the six months ending June 30, 1998 from $132,120,141 for the same period in 1997, mainly as a result of the Hannover treaty. Net certificates in force for the six months ending June 30, 1998 decreased 1,380 or 1% to 103,307 from 104,687 at December 31,

1997. This compares to a decrease of 11,617 for the same period in 1997. New certificates issued during the first six months of 1998 were 18,138, up 20% from 15,178 for the same period in 1997. Lapses were 19,518 for the period in 1998, down 20% from 24,339 for the same period in 1997. The larger number of lapses in 1997 was primarily due to a conversion program of older products in several states along with rate increases for all renewal policies. The increase in new certificates issued in 1998 was also related to the infusion of capital into Central, improving the Risk-Based Capital levels above regulatory action levels, making Central's marketing position more stable.

Net investment income increased to $2,082,767 or 30% for the quarter ending June 30, 1998 from $1,592,919 for the same quarter in 1997. For the six months ending June 30, 1998 net investment income increased to $4,033,442 or 25% from $3,217,774 for the same period in 1997. The increase for both the quarter and six month period were due to the positive cash flow in 1998 compared to a negative cash flow in 1997 plus the increase in 1998 due to the Equity Financing and surplus note in Central.

The benefits and claims incurred loss ratio for the quarter and six month period ending June 30, 1998 was 78.4% and 78.2%, respectively, down from 79.7% and 79.4% for the same quarter and period in 1997. For the six months ending June 30, 1998, benefits and claims incurred before the Hannover reinsurance offset were $103,142,809, down approximately 1.7% from $104,901,447 for the same period in 1997. Although many of the benefit programs the Company took actions on are taking longer to develop than originally anticipated, some programs did start to generate some savings during the last month of the second quarter. These programs such as rating actions, underwriting changes, claim procedures and certain managed care programs are scheduled to produce greater savings in the third and fourth quarters of 1998.

Commissions for the quarter ending June 30, 1998 were $9,189,911, before an allowance of $2,807,372 from the Hannover Reinsurance treaty or a net of $6,382,539 compared to $8,901,410 for the same period in 1997. The increase was primarily due to the increase in new certificates sold in 1998.

Commissions were $12,811,244 for the six months ending June 30, 1998 after an allowance of $5,531,832 from the Hannover reinsurance treaty. Before the reinsurance allowance, the commissions were $18,343,076 or 14% of premiums in the first half of 1998 compared to $18,086,274 or 13.7% of premiums in the comparable period of 1997. The increase was primarily due to the increase in new certificates issued.

Operating expenses for the second quarter ending June 30, 1998 were $9,033,070 before the Hannover reinsurance allowance of $3,024,799 for a net amount of $6,008,271. For the same quarter in 1997 the operating expenses were $9,931,037. The reduction in personnel and other expenses taken in the first quarter of 1998 was the major contributing factor for the lower expenses in the quarter.

Operating expenses were $10,953,334 for the six months ending June 30, 1998 after an expense allowance of $5,979,700 from the Hannover reinsurance treaty. Before reinsurance other operating expenses were $16,933,034 or 12.9% of premiums in the first half of 1998 compared to $18,492,717 or 14% for the same period in 1997. Included in other operating expenses is approximately $1.5 million in net outsourcing expenses for the second quarter of 1998 as a result of the Company outsourcing its computer operations. The savings the Company is realizing with the outsourcing and the elimination of any material expenses required for the conversion to the year 2000 has offset the outsourcing expenses. The Company continues to monitor expenses and look for ways to reduce them.

Interest expense and financing costs increased to $1,872,924 in the first half of 1998 compared to $402,927 for the same period in 1997. The major reason for the increase was the interest on the $20,000,000 loan entered into in December 1997.

The Company incurred net losses of $3,054,795 ($.73 per share) for the quarter and $5,412,906 ($1.29 per share) for the six months ending June 30, 1998. This compares to net losses of $3,548,099, after a tax benefit of $671,000 ($.85 per share), for the quarter and $5,376,124, after a tax benefit of $1,146,000 ($1.29 per share), for the six months ending June 30, 1997.

The book value of the Common Shares at June 30, 1998 was a negative $.86 per share compared to a positive $.36 at December 31, 1997. As indicated in the MD&A, the book value at June 30, 1998 would have been approximately a positive $2.90 per share had the closing of the equity financing transaction taken place on June 30, 1998 instead of July 3, 1998.

Federal income taxes would increase in the future if the IRS, as indicated in note 3 to the consolidated condensed financial statements, were to pursue litigation and prevail in their position that Central no longer qualifies as a life company for tax purposes. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3,000,000 of income of 60% or $1,800,000, which is decreased by 15% for amounts over $3,000,000. As Central's income increases, the effect is lowered. Management is relying on existing case law applied favorably to another taxpayer to resolve this issue. Also, Central may have, under certain circumstances, the ability to change and market policies that could insure it's qualification as a life company for tax purposes in the future, if the need arises.

LIQUIDITY AND CAPITAL RESOURCES: Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable Central to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, etc., and shareholder dividends payable to the Company. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders. Central and the Company discontinued paying dividends at the end of 1996. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company.

The majority of the Company's assets are in investments which were $92,089,331 after a net unrealized holding gain (before taxes of $464,102) of $1,365,006 (see below), or 64% of the total assets at June 30, 1998. Fixed maturities are the primary investment of the Company and were $86,158,087 or 94% of total investments at June 30, 1998. Other investments consist of short-term securities and policy loans. The Company is carrying fixed maturities of $10,894,475 at amortized cost (held to maturity) and fixed maturities of $75,263,612 at estimated fair value (available for sale) at June 30, 1998. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 98% of the bonds are of investment grade quality. In accordance with Statement of Financial Accounting Standards Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company recorded an increase in investments of $1,365,006 to reflect the reporting of investments classified as available for sale at fair value (estimated market value), which was higher than amortized cost. The amount is reflected in shareholders' equity as "accumulated other comprehensive income," net of $464,102 for taxes. In addition to the fixed maturities, the Company also had $5.8 million in short-term investments at June 30, 1998.

During the first half of 1998, total assets increased about $8 million, which was offset by an increase in total liabilities of about $13 million after debt. The major reasons for the increase in assets were due to the positive cash flow in 1998 from the premiums of Central and the increase in reinsurance receivable resulting from the Hannover reinsurance treaty.

The liabilities accrued for future policy benefits and policy claims payable were increased 13%, to strengthen reserves and to cover the backlog created in the first quarter of 1998, in part, by the loss of personnel, to $91,462,419 at June 30, 1998 from $81,090,299 at December 31, 1997 or about $10 million. Certain group accident and health reserves increased approximately $12 million, to $67.3 million from $55.5 million, however this increase was offset by surrenders of annuity policies during the period. Based on claims paid through June 30, 1998, management believes the reserves established at December 31, 1997 were adequate. Shareholders' equity decreased to a negative $3,611,424 due to the 1998 operating loss, which included the strengthening of reserves and costs incurred relative to seeking additional capital. Although the Company's consolidated equity was a deficit of $3,611,424, including unrealized holding gain of $900,904, Central's statutory capital and surplus was $24,190,616 at June 30, 1998, which was above all Risk-Based Capital action levels. Central's capital and surplus includes $14 million from the cancellation of a surplus note in the second quarter and the benefit of the $10 million ceding allowance from the Hannover reinsurance treaty.

The Company believes that cash flow from operating activities and additional funds will be sufficient to meet its currently anticipated operating and capital expenditure requirements. However, the Company may seek additional equity or debt financing if it determines that such financing is necessary. There is no assurance that the Company will be able to obtain such financing on terms that are favorable to the Company.

IMPACT OF INFLATION: Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

Inflation has had an impact on claim costs and overall operating costs and, although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation. While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately with increased hospital and medical costs. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts by the Company will fully offset the impact of inflation or that premiums will equal or exceed increasing health care costs.

FORWARD LOOKING STATEMENTS: This report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the failure to successfully implement the business plan for the Company including the cost reduction component of the business plan; (ii) failure to successfully integrate the reinsurance of policies of United Benefit Life Insurance Company into the business of the Company; (iii) rising healthcare costs; (iv) business conditions and competition in the health care industry; and (v) developments in healthcare reform and other regulatory issues. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION
                           ---------------------------

All items of Part II other than Item 4 and Item 6 are either inapplicable to Registrant or would not require a response.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

a)   A Special Meeting of Shareholders was held on June 26, 1998.

b) Proxies were solicited for the election of directors by Central Reserve Life Corporation's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders.

c)   The following matters were voted upon:

     1. An equity financing transaction to issue and sell 7,300,000 common shares and warrants to purchase an additional 3,650,000 common shares for an aggregate purchase price of $40,150,000.

                                For                      2,690,359
                                Against                    283,641
                                Withheld                    47,312


     2. To consider and vote upon a proposal which provides for the amendment and restatement of the Code of Regulations of the Company to eliminate the classification of the Board of Directors of the Company for purposes of director elections.

                                For                      2,911,910
                                Against                     55,442
                                Withheld                    53,960

     3. To consider and vote upon a proposal which provides for an amendment to the Company's Amended Articles of Incorporation to increase the Company's total authorized shares by increasing the number of authorized Common Shares from 15,000,000 to 30,000,000.

                                For                      2,927,334
                                Withheld                    44,007
                                Against                     49,971

The total number of shares of the Company's Common Stock, no par value, outstanding as of May 21, 1998, the record date for the Special Meeting, was 4,195,172.

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


                        CENTRAL RESERVE LIFE CORPORATION


Date:      August 12, 1998               By:    Frank W. Grimone
           ------------------------             --------------------------------
                                                Frank W. Grimone
                                                Senior Executive Vice President


Date:      August 12, 1998               By:    Frank W. Grimone
           ------------------------             --------------------------------
                                                Frank W. Grimone
                                                Principal Financial Officer and
                                                Chief Accounting Officer