Form 10-Q
period 1998-09-30
CENTRAL RESERVE LIFE CORP
filed 1998-11-16
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


                          Commission file number 0-8483


                        CENTRAL RESERVE LIFE CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  OHIO                               34-1017531
                  ----                               ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


               17800 ROYALTON ROAD, STRONGSVILLE, OHIO     44136
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Yes (X)       No (  )

The number of shares outstanding of the registrant's Common Stock at September 30, 1998 was 11,495,172.

                         PART I - FINANCIAL INFORMATION




FINANCIAL STATEMENTS                                                 PAGE
--------------------                                                 ----

Condensed Consolidated Balance Sheets                                 3

Condensed Consolidated Statements of Operations                       4

Condensed Consolidated Statements of Cash Flows                       5

Notes to Condensed Consolidated Financial Statements                  6

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                                1998                 1997
                                                                           ---------------       --------------
                                                                            (UNAUDITED)
ASSETS

Investments:
     Fixed maturities held to maturity, at amortized cost                $     10,895,192      $    11,898,627
     Fixed maturities available for sale, at fair value                        76,824,195           67,961,886
                                                                           ---------------       --------------
          Total fixed maturities                                               87,719,387           79,860,513
     Policy loans                                                                 103,661               96,211
     Short-term investments, at cost which approximate market                  19,026,849            1,970,406
                                                                           ---------------       --------------
          Total investments                                                   106,849,897           81,927,130
Cash                                                                            1,803,962            5,632,459
Cash - restricted                                                               4,402,383            3,930,956
Accrued investment income                                                       1,312,245            1,123,693
Premiums receivable                                                             1,536,637            2,098,243
Reinsurance receivable                                                         44,488,500           26,215,765
Note receivable                                                                 3,000,000              -
Property and equipment, net                                                    10,290,023           10,966,512
Deferred federal income taxes                                                     656,899            1,356,000
Deferred acquisition costs                                                      4,276,951              325,572
Other assets                                                                    1,573,242            2,227,247
                                                                           ---------------       --------------
          Total assets                                                   $    180,190,739      $   135,803,577
                                                                           ===============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits, losses and claims                           $     22,511,691      $    24,903,497
     Other policy claims and benefits payable                                  77,728,428           56,186,802
     Deferred reinsurance gain                                                 17,196,842           10,000,000
     Other policyholders' funds                                                 9,359,948            7,565,341
     Other liabilities                                                          9,546,058            7,237,067
                                                                           ---------------       --------------
                                                                              136,342,967          105,892,707
Note payable                                                                     -                  20,000,000
Mortgage note payable                                                           8,313,700            8,399,028
                                                                           ---------------       --------------
          Total liabilities                                                   144,656,667          134,291,735
                                                                           ---------------       --------------

Shareholders' equity:
     Non-Voting Preferred shares, no par value, authorized
          2,000,000 none issued                                                  -                     -
     Common shares, no par value, stated value $.50, authorized
          30,000,000 issued and outstanding 11,495,172 in 1998 and
          4,195,172 in 1997                                                     5,747,586            2,097,586
     Additional paid-in capital                                                38,147,266            4,122,319
     Retained earnings (accumulated deficit)                                  (10,329,123)          (5,319,327)
     Accumulated other comprehensive income                                     1,968,343              611,264
                                                                           ---------------       --------------
          Total shareholders' equity                                           35,534,072            1,511,842
                                                                           ---------------       --------------
                                                                         $    180,190,739      $   135,803,577
                                                                           ===============       ==============



            See notes to condensed consolidated financial statements.

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                       1998                1997               1998                 1997
                                                  -------------       -------------       -------------       -------------

REVENUES:
     Premiums
         Direct                                   $  66,773,792       $  63,676,535       $ 198,132,439       $ 197,113,941
         Assumed                                     18,890,552                 -            18,890,552                 -
         Ceded                                      (43,582,310)           (932,951)       (100,604,782)         (2,250,216)
                                                  -------------       -------------       -------------       -------------
             Net premiums                            42,082,034          62,743,584         116,418,209         194,863,725
     Net investment income                            2,114,374           1,627,973           6,147,816           4,845,747
     Net realized gains                                  36,900             102,022              28,548             125,348
     Other income                                     1,178,763                 -             1,178,763                 -
                                                  -------------       -------------       -------------       -------------
                                                     45,412,071          64,473,579         123,773,336         199,834,820
                                                  -------------       -------------       -------------       -------------

BENEFITS, LOSSES AND EXPENSES:
     Benefits, claims, losses and settlement
             expenses                                30,081,923          50,496,272          88,218,592         155,397,719
     Commissions                                      6,359,319           8,528,837          19,170,563          26,615,111
     Other operating expenses                         8,358,362           9,255,802          19,311,696          27,748,519
     Interest expense and financing costs               209,357             339,497           2,082,281             742,424
                                                  -------------       -------------       -------------       -------------
                                                     45,008,961          68,620,408         128,783,132         210,503,773
                                                  -------------       -------------       -------------       -------------

Income (loss) before Federal income taxes               403,110          (4,146,829)         (5,009,796)        (10,668,953)
Federal income tax expense  (benefit)                       -               284,665                 -              (861,335)
                                                  -------------       -------------       -------------       -------------
Net income (loss)                                 $     403,110       $  (4,431,494)      $  (5,009,796)      $  (9,807,618)
                                                  =============       =============       =============       =============


Earnings (loss) per common share:
     Basic                                        $         .04       $       (1.06)      $        (.76)      $       (2.35)
     Diluted                                      $         .03       $       (1.06)      $        (.76)      $       (2.35)


            See notes to condensed consolidated financial statements.

                CENTRAL RESERVE LIFE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        1998                1997
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $ (5,009,796)      $ (9,807,618)
    Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
        Depreciation and amortization                                    709,453            740,200
        Net realized (gains) losses                                      (28,548)          (125,348)
        Deferred federal income taxes                                    699,101           (915,501)
        Changes in assets and liabilities:
           Restricted cash                                              (471,427)          (177,362)
           Premiums receivable                                           561,606          1,669,792
           Reinsurance receivable                                    (38,382,726)        (1,045,466)
           Federal income taxes recoverable                                  -            2,245,530
           Accrued investment income                                    (188,552)          (133,926)
           Other assets                                                  267,386         (1,532,737)
           Future policy benefits, claims and funds payable           23,694,554          3,938,019
           Other liabilities                                           2,821,614           (752,059)
           Note receivable                                            (3,000,000)               -
                                                                    ------------       ------------
           Net cash provided by (used in) operating activities       (18,327,335)        (5,896,476)
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available-for-sale:
      Purchases                                                      (22,032,733)       (16,081,390)
      Sales                                                                  -                  -
      Maturities and calls                                            15,544,231         17,017,216
    Securities held-to-maturity:
      Purchases                                                              -                  -
      Maturities and calls                                                   -                  -
    Net (additions) deletions to furniture and equipment                     -             (255,689)
    Net proceeds (purchase) of investments - short-term              (17,056,443)        (1,672,554)
    Policy loans                                                           7,450             (9,397)
                                                                    ------------       ------------
           Net cash provided by (used in) investing activities       (23,537,495)        (1,001,814)
                                                                    ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in annuity account balances                               1,170,361          1,907,389
    Decrease in annuity account balances                              (3,920,488)        (3,101,488)
    Principal payments on long-term debt                                 (85,329)           (77,624)
    Proceeds from exercise of stock options                                  -              141,500
    Proceeds from equity financing, net of expenses                   37,674,947                -
    Reinsurance ceding allowance                                      23,196,842                -
    Proceeds from note payable                                               -            5,200,000
    Repayment of note payable                                        (20,000,000)               -
                                                                    ------------       ------------
           Net cash provided by (used in) financing activities        38,036,333          4,069,777
                                                                    ------------       ------------
           Net increase (decrease) in cash                            (3,828,497)        (2,828,513)
Cash at beginning of year                                              5,632,459          4,649,832
                                                                    ------------       ------------
Cash at end of quarter                                              $  1,803,962       $  1,821,319
                                                                    ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                        $  1,464,664       $    716,424
    Cash paid (received) during the period for income taxes                  -                  -

            See notes to condensed consolidated financial statements.

                        CENTRAL RESERVE LIFE CORPORATION
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

Periods ended September 30, 1998 and 1997

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

Note 2 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is unrealized gains or losses on securities recorded in shareholders' equity. Comprehensive income is as follows:

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                       1998              1997              1998              1997
                                   -----------       -----------       -----------       -----------
Net income (loss)                  $   403,110       $(4,431,494)      $(5,009,796)      $(9,807,618)
Unrealized gain on securities        1,091,793           898,425         1,375,921           998,929
Reclassification adjustment
  for gains included in net
  income                               (24,354)          (67,335)          (18,842)          (82,730)
                                   -----------       -----------       -----------       -----------
Comprehensive income               $ 1,470,549       $(3,600,404)      $(3,652,717)      $(8,891,499)
                                   ===========       ===========       ===========       ===========


Note 3 - Federal Income Taxes

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

Note 4 - Computation of Net Income (Loss) Per Common Share

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                          1998             1997               1998               1997
                                      -----------      ------------       ------------       -----------
Basic
     Average common shares
         outstanding                   11,495,172         4,195,172          6,628,505         4,178,505
                                      ===========      ============       ============       ===========

     Net income (loss)                $   403,110      $ (4,431,494)      $ (5,009,796)      $(9,807,618)
                                      ===========      ============       ============       ===========

     Net income (loss) per
         common share                 $       .04      $      (1.06)      $       (.76)      $     (2.35)
                                      ===========      ============       ============       ===========

Diluted
     Average common shares
         outstanding                   11,495,172
     Warrants/stock options -
         treasury stock method          1,206,667
                                      -----------
     Weighted average shares           12,701,839
                                      ===========

     Net income                       $   403,110
                                      ===========

     Net income per common share      $       .03
                                      ===========



Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 adopted for the quarter ending December 31, 1997. All net income (loss) per common share amounts shown for the three months and nine months ended September 30, 1997 have been restated to conform to SFAS No. 128. The adoption of SFAS No. 128 for the three months and nine months ended September 30, 1997 had no effect on net income
(loss) per common share from the previous method of computing net income (loss) per common share. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The Company reported such a loss in the third quarter of 1997 and the nine month periods for 1998 and 1997, therefore the basic and diluted (loss) per share are the same.

Note 5 - Reinsurance

Central entered into a 50/50 quota-share reinsurance treaty with Reassurance Company of Hannover ("RCH") in December 1997 on certain group accident and health policies. Under the provisions of the treaty, Central cedes 50% of the premiums for these policies and in return receives reimbursement for 50% of the claims plus a commission and expense allowance. On August 1, 1998, Central reinsured 100% of the major medical policies of United Benefit Life Insurance Company ("UBL"). Concurrently, Central ceded 80% of the business to RCH. Central also receives a commission and expense allowance in addition to the 80% reimbursement for claims. The following table reflects the effect of the Hannover reinsurance treaties for the period. Other reinsurance is considered immaterial for the Company.

                                         THREE MONTHS ENDING                    NINE MONTHS ENDING
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                       1998                1997               1998                1997
                                  -------------       -------------      -------------       -------------
Benefits, claims, losses and
     settlement expenses          $  74,249,012       $  50,496,272      $ 177,391,821       $ 155,397,719

     Reinsurance recoverable        (44,167,089)                -          (89,173,229)                -
                                  -------------       -------------      -------------       -------------
          Net                     $  30,081,923       $  50,496,272      $  88,218,592       $ 155,397,719
                                  =============       =============      =============       =============

Commissions
     Direct                       $   9,251,997       $   8,528,837      $  27,595,073       $  26,615,111
     Assumed                          3,265,570                 -            3,265,570                 -
     Reinsurance allowance           (6,158,248)                -          (11,690,080)                -
                                  -------------       -------------      -------------       -------------
                                  $   6,359,319       $   8,528,837      $  19,170,563       $  26,615,111
                                  =============       =============      =============       =============

Other operating expenses
     Direct                       $  12,151,044       $   9,255,802      $  29,084,078       $  27,748,519
     Assumed                          2,160,029                 -            2,160,029                 -
     Reinsurance allowance           (5,952,711)                -          (11,932,411)                -
                                  -------------       -------------      -------------       -------------
                                  $   8,358,362       $   9,255,802      $  19,311,696       $  27,748,519
                                  =============       =============      =============       =============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RECENT EVENTS: On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement ("the Equity Financing") in which the Company agreed to issue and sell 7,300,000 Common Shares at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. On June 26, 1998, the shareholders of the Company approved the Equity Financing. The transaction closed on July 3, 1998 and is reflected in the accompanying September 30, 1998 financial statements. Proceeds received in July 1998 were used to pay an outstanding $20 million loan, plus interest, and related transaction expenses, such as legal, printing, accounting and investment banking fees, plus a $5 million contribution to the surplus of Central.

On August 1, 1998, Central entered into an agreement with United Benefit Life Insurance Company ("UBL") to reinsure 100% of the major medical policies of UBL, covering approximately 100,000 lives with estimated annual premiums of $100 million. Concurrently, Central ceded 80% of the business to Reassurance Company of Hannover ("RCH"), thereby assuming a net risk of 20%. Reserves for estimated claims of $36,500,000 were assumed by Central for which UBL transferred assets of $16,500,000, net of a $20,000,000 ceding allowance provided by Central. Central received a $20,000,000 ceding allowance from RCH for the 80% thereby creating a zero effect on statutory surplus regarding the allowances. The agreement also provides Central with access to UBL's sales force.

SUBSEQUENT EVENTS: On November 5, 1998, the Company announced it signed a definitive agreement to purchase Continental General Corporation and its wholly-owned insurance subsidiary, Continental General Insurance Company, from the Western and Southern Life Insurance Company of Cincinnati, Ohio, for a purchase price of $84 million. With a distribution system of 30,000 agents throughout 49 states, Continental General provides health and life insurance products for the senior market, including long-term care, Medicare supplement, and senior life and annuity products, as well as major medical plans. As of September 30, 1998, on a statutory basis, Continental General had assets of approximately $425 million, capital and surplus over $37 million and year to date revenue of over $180 million. Although there is no assurance that the acquisition will be closed, the acquisition is expected to be completed within the next ninety days. The acquisition is subject to regulatory approvals and other customary terms and conditions. At completion, Continental General Corporation and Continental General Insurance Company will be wholly-owned subsidiaries of the Company. The purchase price is expected to be financed through approximately $40 million of bank financing and $15 million of newly issued equity with the remainder derived from cash proceeds available at the Company and reinsurance funding provided by RCH.

On November 12, 1998, Central announced that it has signed an agreement to purchase all of the common stock of Provident American Life and Health Insurance Company (PALHICO) from Provident American Corporation (Nasdaq: PAMC) for approximately $5 million. In addition, Central in conjunction with RCH, will assume through reinsurance all the individual and small group health insurance currently in force through PAMC's subsidiaries, PALHICO and Provident Indemnity Life Insurance Company (PILICO), for a payment to PAMC of approximately $10 million. In addition, Central will assume PAMC's administrative service agreement with Health

Plan Services (HPS). Funding for the $5 million and $1 million of the reinsurance of the transaction is reported to be provided by cash proceeds available from Central and the Company. Although there is no assurance that the transaction will be closed, the purchase and reinsurance are expected to be completed on or before January 1, 1999, subject to customary regulatory approval. The transactions will not affect the policies or benefits of customers insured to PAMC's two subsidiaries.

YEAR 2000 COMPLIANCE: The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company entered into an Administrative Services Agreement in March 1998 to outsource its computer operations with an independent vendor. Management of the Company believes the vendor has an effective program in place to resolve the Year 2000 issue and has received information indicating that the vendor's computer systems and applications were certified Year 2000 compliant as of October 1998. The Company paid the vendor approximately $3.0 million in the third quarter of 1998 for the outsourcing. All costs and expenses incurred to address the Year 2000 issue are charged against income on a current basis. The Company does not expect these costs and expenses to be material to the Company's financial condition, annual results of operation or cash flows.

In case anything should happen to the vendor or its systems, the Company has a contingency plan in place with another vendor with an estimated cost of $2.5 million. The Company, at the present time, has no reason to believe that the Year 2000 issue is not resolved with the current vendor. However, there can be no assurance that the vendor will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations. In addition, the Company may be adversely impacted by the inability of other companies systems' that interact with the Company to become Year 2000 compliant and by potential interruptions of utility or communications systems as a result of Year 2000 issues.

RESULTS OF OPERATIONS: During the quarter ending September 30, 1998, gross direct premiums were $66,773,792, up 5% from $63,676,535 in the same quarter in 1997. Premiums assumed were $18,890,552 for the third quarter in 1998 resulting from the premiums of UBL assumed on August 1, 1998 compared to no premiums assumed in the third quarter of 1997. Total gross premiums were $85,664,344 for the quarter ending September 30, 1998 compared to $63,676,535 for the same quarter in 1997. This represented a 35% increase. For the nine months ending September 30, 1998, gross premiums were $217,022,991 up 10% from $197,113,941 for the same period in 1997. This increase includes $18,890,552 of premiums of UBL. Reinsurance premiums ceded increased to $43,582,310 for the quarter and to $100,604,782 for the nine months ending September 30, 1998. This compares to $932,951 and $2,250,216 for the same periods in 1997. The increase is due to the reinsurance treaties entered into with RCH. Net premiums for 1998 are lower than 1997 because the RCH treaties effect only 1998 premiums received.

Certificates in force at September 30, 1998 were 103,420 or a decrease of 1,267 (1%) from 104,687 at December 31, 1997. This compares to a net decrease of 11,603 or 10% for the same period in 1997. New certificates issued for the quarter ending September 30, 1998 were 9,043, up 20% from 7,514 issued in the same quarter in 1997. Lapses were 8,930 for the third quarter in 1998, down 10%, from 9,956 for the third quarter in 1997. For the nine months ending September 30, 1998 new certificates issued were 27,181 up 20% from, 22,692 for the same period in 1997. Lapses for the nine months ending September 30, 1998 were 28,448, down 17% from 34,295 for the same period in 1997.

The larger number of lapses in 1997 was primarily due to a conversion program of older products into newer products in several states along with rate increases for all renewal policies. The increase in new certificates issued in 1998 was related to the infusion of capital into Central, improving the Risk-Based Capital levels above regulatory action levels, making Central's marketing position more stable.

Net investment income increased to $2,114,374 or 30% for the quarter ending September 30, 1998 from $1,627,973 for the same quarter in 1997. For the nine months ending September 30, 1998 net investment income increased to $6,147,816 or 27% from $4,845,747 for the same period in 1997. The increase for both the quarter and nine month period were due to the positive cash flow in 1998 compared to a negative cash flow in 1997 plus the increase in 1998 due to the Equity Financing and surplus contribution to Central.

Other income for the quarter and nine months ending September 30, 1998 amounted to $1,178,763 and is primarily the result of the reinsurance treaties with RCH. It consists of the amortization of the deferred gain plus service fees on the assumed business.

The benefits and claims incurred loss ratio, after reinsurance, for the quarter and nine months ending September 30, 1998 was 71.5% and 75.8%, respectively, down from 80.5% and 79.7% for the same quarter and period in 1997.

Although many of the cost reduction and benefit programs implemented by the Company took longer to develop than originally anticipated, some programs did start to generate some savings during the second quarter. These programs such as rating actions, underwriting changes, claim procedures and certain managed care programs produced savings in the third quarter of 1998.

Commissions for the quarter ending September 30, 1998 were $6,359,319, after a reinsurance allowance of $6,158,248 compared to $8,528,837 for the same quarter in 1997. Commissions were $19,170,563, after a reinsurance allowance of $11,690,080, for the nine months ending September 30, 1998, compared to $26,615,111 for the same period in 1997. Total commissions, before the allowance, are higher in 1998 due to the block of business assumed from UBL and the increase in direct and assumed premiums for the quarter.

Operating expenses for the quarter ending September 30, 1998, after reinsurance allowances of $5,952,711, were $8,358,362 compared to $9,255,802 for the same quarter in 1997. Operating expenses for the nine months ending September 30, 1998 were $19,311,696 after allowances of $11,932,411 compared to $27,748,519 for the same period in 1997. Total expenses for the quarter and nine months ending September 30, 1998 increased approximately $3 million, in part due to the assumed expenses on the UBL block of business. However, the majority of the increase in the quarter was due to the outsourcing of the Company's computer operations and certain claim processing. Payments increased to approximately $3 million for the third quarter of 1998, for the outsourcing, which covers the Year 2000 issue. Savings are, however, being realized by the Company, with the outsourcing in the areas of salaries, benefits, materials, rent, equipment leases and outside programming services. Also included in the third quarter expenses were about $400,000 for stock option awards ($380,000 for employees) and approximately $500,000 for related reinsurance assumption costs.

Interest expense and financing costs decreased in the third quarter of 1998 as the Equity Financing was completed on July 3, 1998 and the $20 million loan was paid. Interest expense and financing costs were $2,082,281 for the nine months ending September 30, 1998 compared to $742,424 for the same period in 1997. As indicated above, the primary reason for the increase was interest on the $20 million loan.

The Company had net income of $403,110, $.04 basic earnings per share, $.03 diluted earnings per share, for the three months ending September 30, 1998, compared to a net loss of $4,431,494 or $1.06 per share for the same quarter in 1997. For the nine months ending September 30, 1998 the Company had a net loss of $5,009,796 or $.76 per share compared to a loss of $9,807,618 or $2.35 per share for the same period in 1997.

The book value of common shares at September 30, 1998 was $3.09 compared to $.36 at December 31, 1997. The main reason for the increase was the result of the Equity Financing.

Federal income taxes would increase in the future if the IRS, as indicated in note 3 to the condensed consolidated financial statements, were to prevail in their position that Central no longer qualifies as a life company for tax purposes. Presently, as a small life company, Central is permitted, among other things, a deduction from the first $3,000,000 of income of 60% or $1,800,000, which is decreased by 15% for amounts over $3,000,000. As Central's income increases, the effect is lowered. Management is relying on existing case law applied favorably to another taxpayer to resolve this issue.

LIQUIDITY AND CAPITAL RESOURCES: Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable Central to pay claims and expenses as they come due. Central's primary sources of cash are premiums and investment income. Central's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends payable to the Company. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders. Central and the Company discontinued paying dividends at the end of 1996. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by Central to the Company.

The majority of the Company's assets are in investments which were $106,849,897 after a net unrealized holding gain (before taxes of $1,013,995) of $2,982,338, or 59% of the total assets at September 30, 1998. Fixed maturities are the primary investment of the Company and were $87,719,387 or 82% of total investments at September 30, 1998. Other investments consist of short-term securities and policy loans. The Company is carrying fixed maturities of $10,895,192 at amortized cost (held to maturity) and fixed maturities of $76,824,195 at estimated fair value (available for sale) at September 30, 1998. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 98% of the bonds are of investment grade quality. In addition to the fixed maturities, the Company also had approximately $19 million in short-term investments at September 30, 1998.

Assets increased to $180,190,739 at September 30, 1998 from $135,803,577 at December 31, 1997 primarily as the result of the Equity Financing. The liabilities for future policy benefits and policy claims payable were $100,240,119 at September 30, 1998 compared to $81,090,299 at December 31, 1998, or a 24% increase. The increase was the net result of an increase in reserves of $20 million for the UBL block of business reinsured in the third quarter of 1998.

During the third quarter of 1998 the Company's backlog in group accident and health claims, created in the first half of 1998, was eliminated through claim payments and the Company was able to release approximately $10 million of the $12 million reserve increase during 1998. The Company's shareholders' equity was $35,534,072 at September 30, 1998 compared to $1,511,842 at December 31, 1997.
The increase was primarily due to the Equity Financing. Central's capital and surplus at September 30, 1998 was $29,532,720, compared to $24,650,804 at December 31, 1997, and was above all Risk-Based Capital action levels.

The Company believes that cash flow from operating activities will be sufficient to meet its currently anticipated operating and capital expenditure requirements. The Company plans to seek additional equity and debt financing in connection with the proposed acquisition of Continental General. There is no assurance that the Company will be able to obtain such financing on terms that are favorable to the Company.

IMPACT OF INFLATION: Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

Inflation has had an impact on claim costs and overall operating costs and, although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially in the area of pharmaceutical costs. While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately with increased hospital and medical costs. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts by the Company will fully offset the impact of inflation or that premiums will equal or exceed increasing health care costs.

FORWARD LOOKING STATEMENTS: This report on Form 10-Q contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. These forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following: (i) the failure to complete the acquisition of Continental General or PAHLICO; (ii) the failure to obtain favorable financing and funding for the Continental General acquisition; (iii) the failure to successfully integrate the Continental General or PAHLICO and PILICO business into the Company; (iv) the failure to successfully integrate the reinsurance of policies of United Benefit Life Insurance Company into the business of the Company; (v) rising healthcare costs; (vi) business conditions and competition in the health care industry; (vii) developments in healthcare reform and other regulatory issues; (viii) the effect of changes in laws and regulations affecting the Company's business; (ix) adverse changes in interest rates; (x) unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims; (xi) the Company's ability to develop, distribute and administer competitive products and services in a timely cost-effective manner; (xii) the Company's visibility in the market place and its financial and claims paying ratings; (xiii) the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation; (xiv) the performance of others on whom the Company relies for reinsurance; (xv) changes in accounting and reporting practices; (xvi) the failure to complete the Year 2000 conversion with the outside vendor or the success of the outside vendor in being Year 2000 compliant; and (xvii) the effect of any future acquisitions. The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                           PART II - OTHER INFORMATION
                           ---------------------------

All items of Part II other than Item 6 are either inapplicable to Registrant or would not require a response.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------


a)    Exhibits.

      Exhibit 10 - Material Contracts

         10.15 Employment agreement dated June 30, 1998, by and between Val Rajic and Central Reserve Life Corporation

         10.16 Employment agreement dated June 1, 1998, by and between James Weisbarth and Central Reserve Life Insurance Company

         10.17 Employment agreement dated June 30, 1998, by and between Peter Nauert and Central Reserve Life Corporation

         10.18 Employment agreement dated June 30, 1998, by and between Frank Grimone and Central Reserve Life Insurance Company and Central Reserve Life Corporation

         10.19 Employment agreement dated June 1, 1998, by and between Glen Laffoon and Central Reserve Life Insurance Company

b) Reports on Form 8-K.

         Change in control of Registrant regarding the equity financing transaction pursuant to which 7,300,000 Common Shares and Equity Warrants to acquire 3,650,000 Common Shares were issued, filed July 16, 1998

         Change in Registrant's certifying accountant from KPMG Peat Marwick LLP to Ernst & Young LLP, filed September 3, 1998 and September 11, 1998

         Announcement of Central's agreement to reinsure 100% of major medical policies of United Benefit Life Insurance Company, filed September 15, 1998

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CENTRAL RESERVE LIFE CORPORATION


Date: November 15, 1998          By:    /s/ Charles E. Miller, Jr.
      ----------------------            ----------------------------------------
                                        Charles E. Miller, Jr.
                                        Executive Vice President, Principal
                                        Financial Officer and Chief Accounting
                                        Officer

                                    EXHIBITS
                                    --------


       Exhibit No.                          Exhibit
       -----------                          -------

         10.15 Employment agreement dated June 30, 1998, by and between Val Rajic and Central Reserve Life Corporation

         10.16 Employment agreement dated June 1, 1998, by and between James Weisbarth and Central Reserve Life Insurance Company

         10.17 Employment agreement dated June 30, 1998, by and between Peter Nauert and Central Reserve Life Corporation

         10.18 Employment agreement dated June 30, 1998, by and between Frank Grimone and Central Reserve Life Insurance Company and Central Reserve Life Corporation

         10.19 Employment agreement dated June 1, 1998, by and between Glen Laffoon and Central Reserve Life Insurance Company