Form 10-K
period 1998-12-31
CERES GROUP INC
filed 1999-03-31
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998                COMM. FILE NO. 0-8483

                               CERES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                       34-1017531
-------------------------------            -------------------------------------
(STATE OR OTHER JURISDICTION OF            I.R.S. EMPLOYER IDENTIFICATION NUMBER
 INCORPORATION OR ORGANIZATION)


        17800 Royalton Road, Strongsville, Ohio                                   44136
      -------------------------------------------                               ---------
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

                   Common Shares, par value $0.001 per share
                ------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The Registrant considers affiliates to be directors, executive officers and those persons subject to the Voting and Stockholders' Agreements.)

     $28,494,220 computed based on the closing price of the Common Shares on March 22, 1999.

     The number of Common Shares, par value $0.001 per share, outstanding as of March 22, 1999: 13,497,732.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Definitive Proxy Statement for the Annual Meeting of Shareholders to be held
             June 10, 1999, into Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------

                                CERES GROUP INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                       PAGE
                                                                       ----
PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   10
Item 3   Legal Proceedings...........................................   11
Item 4   Submission of Matters to a Vote of Security Holders.........   11
Executive Officers of the Company....................................   12

PART II
Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters.........................................   13
Item 6   Selected Financial Data.....................................   14
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   15
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   24
Item 8   Financial Statements and Supplemental Data..................   24
         Schedule II -- Condensed Financial Information of
         Registrant..................................................   50
         Schedule III -- Supplementary Insurance Information.........   53
         Schedule IV -- Reinsurance..................................   54
Item 9   Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure....................................   55

PART III
Item 10  Directors and Executive Officers of the Registrant..........   55
Item 11  Executive Compensation......................................   55
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   55
Item 13  Certain Relationships and Related Transactions..............   55

PART IV
Item 14  Exhibits, Financial Statements, Financial Statement
         Schedules, and Reports on Form 8-K..........................   56
Signatures...........................................................   61
Index to Exhibits....................................................   62

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Ceres Group, Inc. (the "Company") formerly Central Reserve Life Corporation, was incorporated in 1964 as Citation Life Insurance Company under the laws of the State of Ohio. "Ceres Group, Inc." became the Company's name in December 1998 following shareholder approval of the change of the Company's state of incorporation from Ohio to Delaware through a merger of the Company into a wholly-owned subsidiary. The Company is a holding company, which through its subsidiaries, specializes in meeting the accident and health insurance needs of individuals and small to mid-sized businesses and the health and life insurance needs of Americans age 65 and older. In 1998, the Company's business was conducted primarily through its then principal operating subsidiary, Central Reserve Life Insurance Company ("Central"). Unless the context indicates otherwise, the term "Company" as herein used will refer to Ceres Group, Inc. and its subsidiaries.

     Regulatory History. In 1996 and 1997, Central experienced substantial losses incurred in connection with newly-issued health plans, greater utilization than anticipated, new state mandates such as guaranteed issue and preventative benefits and overall reductions in profitability arising out of industry-wide pricing competition. At December 31, 1996, Central's statutory capital levels were at an amount that subjected Central to mandatory examination or analysis by the insurance commission of the State of Ohio and possible required corrective action. In response to the losses and in order to provide a financial plan to the Ohio Department of Insurance ("ODI") (mandated by the decline in Central's capital and surplus), the Company retained Advest, Inc. ("Advest") in February 1997 as its financial advisor for the purpose of raising equity capital and resolving Central's and the Company's financial concerns.

     Following Advest's engagement, through June 1997, Advest and the Company pursued a number of different financing alternatives, including a possible rights offering and a private placement of equity securities, none of which came to fruition. In June 1997, in order to address the continued decline in Central's surplus, the Company borrowed $5.2 million from Huntington National Bank, $5 million of which was contributed to the surplus of Central.

     In December 1997, Central entered into a reinsurance treaty with Reassurance Company of Hannover ("Hannover") in which Central transferred to Hannover $24.6 million of reserve liability. In return for Hannover's assumption of this liability, Central transferred $14.6 million in assets to Hannover. The reinsurance treaty, which is on a 50/50 quota-share basis, provided Central with a $10 million initial ceding allowance, which increased Central's statutory surplus. The treaty was effective January 1, 1997 and accounted for as retroactive reinsurance in Central's statutory financial statements. The combination of the surplus note of $14 million (described below) and the $10 million ceding allowance provided an additional $24 million to the statutory capital and surplus of Central increasing statutory levels in excess of regulatory risk-based capital requirements and alleviating the regulatory concerns that were created in 1996 and continued in 1997.

     Equity Financing. To further resolve the regulatory problems that arose in 1996 and 1997, on March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement, with Strategic Acquisition Partners, LLC ("Strategic Partners") and Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. The March 30, 1998 agreement amended and restated an agreement entered into on November 26, 1997 between the Company and Strategic Partners. Following the receipt of shareholder approval, the transaction closed on July 3, 1998, at which time the Company issued and sold 7,300,000 shares of its common stock (the "Common Shares") at $5.50 per share and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share (the "Equity Warrants") for an aggregate purchase price of $40.2 million (the "July Equity Financing").

     Concurrent with the signing of the original agreement with Strategic Partners in November 1997, Strategic Partners had arranged for an interim loan (the "Bridge Loan") of $20.0 million to the Company.

The proceeds of the Bridge Loan were used: (i) to repay $5.2 million to Huntington National Bank, (ii) approximately $14.0 million to invest in the surplus of Central, evidenced by a surplus note in favor of the Company (the "$14.0 million Surplus Note"), (iii) approximately $0.8 million to establish an interest reserve at the Company; and (iv) to pay transaction expenses. In consideration for the arrangement of the Bridge Loan, the Company issued warrants to purchase 800,000 Common Shares at $6.00 per share and an additional 200,000 Common Shares upon receipt of shareholder approval in July 1998 (the "Guarantee Warrants"). The Bridge Loan was paid in full on July 3, 1998 in connection with the closing of the July Equity Financing. The proceeds of the July Equity Financing were used to: (i) pay off the Bridge Loan, plus interest,
(ii) pay related transaction expenses, such as legal, printing, accounting and investment banking fees, and (iii) to make a $5.0 million contribution to the surplus of Central. The remaining $13.0 million was used for working capital at the Company. The July Equity Financing resulted in a change of control of the Company.

     Business Plan. In connection with the Bridge Loan obtained by Strategic Partners for the Company, the Company's Board of Directors approved a comprehensive business plan which was implemented beginning January 1, 1998, and has been updated since then. The Company's business plan for future growth is centered upon further development of its core competencies. These competencies include the management of health care costs, consolidation of blocks of business, capitalizing on acquired distribution systems, and the creation of innovative specialty product lines.

     Ceres Health Care, Inc., a wholly-owned subsidiary of the Company, was established to provide the Company's insurance subsidiaries and acquired blocks of business with their own proprietary managed care programs. By directly controlling these activities, the Company expects to achieve greater efficiency, increased cost savings, and more flexibility in adjusting programs to meet product and profitability requirements. Some of the managed care programs developed by Ceres Health Care include:

     - Expanded Centers of Excellence programs for catastrophic medical care

     - Specialized case management for special conditions such as neonatal care, cancer and cardiovascular surgery

     - Enhanced communication to members on how to maximize benefits for medically necessary services

     - Simplified administration of managed care provisions

     - Expanded use of ancillary facility provider discount networks

     The Company is positioned financially, organizationally, administratively, and by its new management to take on a major role as a marketer and consolidator in the health insurance industry. The Company expects to be an active acquirer of other insurance companies and blocks of insurance business to increase its size, efficiency and markets. The Company expects that the resulting consolidation will streamline corporate functions and lower overall general expense ratios. The Company may enter into reinsurance transactions with other reinsurance companies to help accomplish some of the acquisitions. At this time, the Company has an outstanding purchase agreement with United Benefit Managed Care Corporation ("United Benefit") to acquire United Benefit Life Insurance Company, a life and accident and health insurer in Texas ("UBL").

     The Company's national distribution force is a key element for continued growth. The Company plans to maximize the effectiveness and productivity of its distribution systems through enhanced marketing support programs, expanded sales activities, and increased product offerings. The Company has initiated a National Seminar Program in which meetings are held across the nation to introduce new products and services to both existing and newly-recruited agents. As new companies and blocks of insurance business are acquired, the Company will also focus on cross-selling opportunities. Agents will be encouraged to be licensed by other subsidiaries of the Company in order to expand the portfolio of products they will be able to offer to their clients.

     The Company expects to meet the needs of its agents and customers through ongoing product development as well as development of work-site marketing programs. Supplemental products are being introduced that can be sold with or after the basic plan sale is made to the customer. Such products include cancer expense, accidental death and injury, critical illness, and dental coverage.

     The senior market has been selected as one of the Company's niches, representing one of the fastest growing age segments in the country. With the acquisition of Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company ("CGIC"), from Western and Southern Life Insurance Company of Cincinnati, Ohio, the Company has accelerated its entrance into this marketplace. A new series of senior plans are planned to be introduced, including Medicare supplement, long-term care, home health care, and senior life and annuities. The development of new products, in conjunction with the Company's existing portfolio, will provide a broad selling opportunity for our existing distribution force as well as newly-acquired or recruited agents.

     Acquisition of United Benefit Life Insurance Company. On August 1, 1998, Central entered into an agreement with UBL to reinsure 100% of the major medical policies of UBL, covering approximately 100,000 lives with estimated annual premiums of $100 million. Concurrently therewith, Central ceded 80% of the business to Hannover, thereby assuming a net risk of 20%. Reserves for estimated claims of $36.5 million were assumed by Central for which UBL transferred assets of $16.5 million, net of a $20 million ceding allowance provided by Central. In addition, reserve liabilities assumed by Central exceeded the cash transferred to Central by UBL as reimbursement for this assumption by $3.0 million, which is reflected in a note receivable. Central received a $20 million ceding allowance from Hannover for the 80% thereby creating a zero effect on statutory surplus regarding the allowances. The agreement also provides Central with access to UBL's sales force. On March 18, 1999, Central announced the execution of an agreement with United Benefit to purchase all of the outstanding shares of its subsidiary, UBL. The agreement is subject to board of directors' approval and approval by the shareholders of United Benefit, and is also subject to Central's due diligence, as well as other customary terms and conditions. There is no assurance that the transaction will be closed.

     Acquisition of Provident American Life and Health Insurance Company. On December 31, 1998, Central acquired Provident American Life and Health Insurance Company ("PALHIC") from Provident American Corporation ("PAMCO") for $5.5 million in cash. PALHIC is a life and accident and health insurer that markets managed care health insurance products to individuals and small businesses. Funds for the acquisition were provided from Central's working capital. In addition, Central, in conjunction with Hannover, assumed, through reinsurance, all the individual and small group health insurance in force at December 31, 1998 of Provident Indemnity Life Insurance Company, a subsidiary of PAMCO, for approximately $10 million. Central's portion of the reinsurance is 10% and Hannover's is 90%. Central will also have an ongoing relationship with PAMCO and its e-commerce subsidiary, HealthAxis.com. This provides the Company's insurance subsidiaries their first entry into mass marketing of insurance products through the Internet.

     Acquisition of Continental General Corporation. On February 17, 1999, the Company acquired CGIC for $84.5 million in cash. CGIC provides health and life insurance products for the senior market, including long term care, Medicare supplement, and senior life and annuity products, as well as major medical plans. Funds for the acquisition of CGIC were provided as follows: $40 million by a syndicate of banks arranged by Chase Securities Inc.; $15 million from 2,000,000 newly-issued Common Shares (together with the $40 million loan from Chase, the "February 1999 Financing"); and the balance from cash available at the Company. Concurrently with the closing, CGIC entered into a reinsurance agreement with Hannover reinsuring 50% of all business in force at CGIC on February 1, 1999 for a ceding allowance of $13 million.

     CGIC had approximately $215 million in premiums in 1998 and at December 31, 1998 had approximately $400 million in assets and $37 million in statutory capital and surplus. The administrative functions of CGIC are expected to remain in Omaha, Nebraska and will be the base for the Company's senior market operations.

     Because of the July Equity Financing, the implementation of the Company's new business plan, the reinsurance agreement with UBL and the acquisitions of PALHIC and CGIC, the Company has undergone numerous changes since January 1, 1998. Although the acquisitions of PALHIC and CGIC had no impact on the Company's results of operations in 1998, this Form 10-K includes information with respect to the acquisitions, in addition to information regarding the historical operations of Central. The Company believes this information regarding PALHIC and CGIC is necessary to enable investors to understand the Company's business in 1999.

  INSURANCE OPERATIONS.

     Central. The Company owns 100% of Central, which was its principal operating subsidiary at December 31, 1998. Central is an Ohio domiciled Life and Accident and Health insurance company. Central was incorporated in 1963 and commenced business in 1965. The Company acquired Central in 1973. As of December 31, 1998, Central was licensed to transact business in 36 states.

     PALHIC. Central owns 100% of PALHIC. PALHIC is a Pennsylvania domiciled Life and Accident and Health insurance company. PALHIC was incorporated in 1949 and acquired by Central on December 31, 1998. As of December 31, 1998, PALHIC was licensed to transact business in 40 states and the District of Columbia.

     CGIC. The Company owns 100% of CGIC. CGIC is a Nebraska domiciled Life and Accident and Health insurance company. CGIC was incorporated in 1961 and acquired by the Company on February 17, 1999. As of February 17, 1999, CGIC was licensed to transact business in 49 states, the District of Columbia and the U.S. Virgin Islands.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's reporting segments organization comprises three segments: group life and health; life insurance and annuities; and corporate and other, which consists of primarily interest income and interest expense. FASB Statement No. 131, Disclosurers for Derivative Instruments and Hedging Activities, now requires disclosure of more information about operating segments. In 1998, the Company expanded the detail of its disclosures for 1998, 1997 and 1996 which also included certain reclassifications.

     The following tables present the revenues, expenses and profit (loss), before federal income taxes, on a GAAP basis for the last three years attributable to the Company's industry segments. The Company does not allocate investment assets or other identifiable assets by industry segment.

                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Group Life and Health
  Revenues:
     Net Premiums...............................  $160,201,806    $258,170,130    $257,495,315
     Investment income..........................     5,817,656       5,021,692       5,014,262
     Other income...............................     1,696,690              --              --
                                                  ------------    ------------    ------------
                                                   167,716,152     263,191,822     262,509,577
                                                  ============    ============    ============
  Expenses:
     Benefits and claims........................   114,181,891     208,933,873     202,074,527
     Other operating expenses...................    52,762,598      73,589,360      70,960,571
                                                  ------------    ------------    ------------
                                                   166,944,489     282,523,233     273,035,098
                                                  ============    ============    ============
  Segment profit (loss) before federal income
     taxes......................................  $    771,663    $(19,331,411)   $(10,525,521)
                                                  ============    ============    ============

  Life and Annuity
     Revenues:
       Net premiums.............................  $    583,091    $    689,177    $    680,022
       Investment income........................     1,362,251       1,459,718       1,506,162
                                                  ------------    ------------    ------------
                                                     1,945,342       2,148,895       2,186,184
                                                  ============    ============    ============
  Expenses:
     Benefits and claims........................     1,876,784       1,842,493       1,602,705
     Other operating expenses...................       366,505         551,986         767,474
                                                  ------------    ------------    ------------
                                                     2,243,289       2,394,479       2,370,179
                                                  ============    ============    ============
  Segment profit (loss) before federal income
     taxes......................................  $   (297,947)   $   (245,584)   $   (183,995)
                                                  ============    ============    ============
  Corporate and Other
     Revenues:
       Investment income........................  $    485,130    $    192,605    $    189,834
                                                  ============    ============    ============
  Expenses:
     Interest and financing expenses............     1,841,334       1,078,198         812,833
     Other operating expenses...................     1,886,283         626,299         801,435
                                                  ------------    ------------    ------------
                                                     3,727,617       1,704,497       1,614,268
                                                  ============    ============    ============
  Segment profit (loss) before federal income
     taxes......................................  $ (3,242,487)   $ (1,511,892)   $ (1,424,434)
                                                  ============    ============    ============

     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment.

(c) NARRATIVE DESCRIPTION OF BUSINESS

     The operational aspects of the Company's business at December 31, 1998 were in Central.

CENTRAL

  (1) BUSINESS AND PRINCIPAL PRODUCTS

Products

     Central specializes in meeting the accident and health insurance needs of small businesses and individuals by offering major medical insurance plans for small employer groups and individuals, employer partially self-funded plans, employer stop/loss plans, short-term major medical, and various supplemental health insurance plans, such as critical illness, cancer coverage, accident disability, accidental death and dental.

     Central's principal product is group accident and health insurance, which accounted for about 95% of its premiums in 1998.

     The health insurance products offered by Central include programs designed to manage the cost of health care, in order to keep insureds' premiums at affordable levels and out-of-pocket expenses as low as possible. These managed care programs include: pre-certification of care to move high-cost/high-risk insureds into case management; specialized case management for critical conditions such as neonatal care, cancer and cardiovascular surgery; utilization management; maintaining standards of usual and customary charge levels; use of medical appropriateness protocols; use of ancillary facility discount programs; and product design for steerage to preferred provider organizations (PPOs).

     Central's PPO networks include hospitals and physicians across the nation which have agreed to provide medical services at discounted rates. In certain areas, Central also utilizes secondary networks to increase the total discounts available.

     In addition to these provider networks, Central utilizes a Centers of Excellence network which provides insureds access to transplant and other necessary high-risk procedures at renowned medical institutions. These selected facilities have the staff, the experience and the volume of patients to produce higher recovery rates while offering discounted rates. The purpose of the program is to provide quality care and improved treatment outcomes in a more cost-efficient manner.

     Through its association with the nation's largest pharmacy benefits manager, Central also provides its insureds discounts on drug prescription purchases at over 50,000 participating pharmacies and through mail-order services.

     In 1998, Central established a Benefit Design Department, a new customer service function which concentrates on retaining more insureds during renewal periods. The department uses a proactive approach in offering alternatives to premium rate increases, such as adjustments to deductible levels, coinsurance amounts and other benefit changes.

     Through Central's websites, insureds can communicate directly with the company and request information or policy and benefit changes.

Marketing

     Central's products are marketed through managing general agents throughout the nation. Regional sales directors are responsible for recruiting managing general agents and general agents and training them in the benefits, underwriting requirements and general conditions under which Central's insurance plan operate.

     Central supports its agents through product sales brochures, new product development, lead generation programs, a national advertising program and cross-selling opportunities. In addition, Central's national seminar program assists in recruiting and training new agents and in introducing new products to existing agents. Regular agent communication includes a monthly newsletter, commission inserts, special announcements to managing general agents, and access to the company via the Internet and e-mail.

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

     Following are tables reflecting statistical information on Central's business.

                                                   1998              1997              1996
                                              --------------    --------------    --------------
LIFE INSURANCE VOLUME:
  Insurance Written.........................  $  582,149,000    $  496,653,000    $  458,000,000
  In force..................................  $1,239,853,000    $1,192,280,000    $1,293,673,000
  Reinsured.................................  $   88,477,000    $   95,249,000    $   80,895,000
GROUP POLICIES:
  Beginning of Year.........................          40,448            43,542            41,884
  Issued during Year........................          25,629            21,170            19,732
  Terminations..............................         (21,415)          (24,264)          (18,074)
                                              --------------    --------------    --------------
  End of Year...............................          44,662            40,448            43,542
                                              ==============    ==============    ==============
GROUP CERTIFICATES:
  Beginning of Year.........................         104,687           116,304           113,720
  Issued during Year (new)..................          35,178            30,377            36,574
  Terminations (net of additions)...........         (35,871)          (41,994)          (33,990)
                                              --------------    --------------    --------------
  End of Year...............................         103,994           104,687           116,304
                                              ==============    ==============    ==============

  (3) GEOGRAPHIC DISTRIBUTION

     The geographic distribution of direct premiums and annuity considerations received (before reinsurance) by Central during 1998 is as follows:

                     STATE                           AMOUNT      PERCENT OF TOTAL
                     -----                           ------      ----------------
Ohio............................................  $ 80,854,002         30.2%
Indiana.........................................    36,556,311         13.6
North Carolina..................................    20,599,562          7.7
Arizona.........................................    15,077,048          5.6
Tennessee.......................................    13,980,354          5.2
South Carolina..................................    13,628,793          5.1
Missouri........................................    13,475,976          4.7
Kansas..........................................    13,079,413          4.9
Michigan........................................    12,678,939          4.7
Alabama.........................................     9,845,228          3.7
Virginia........................................     9,779,842          3.6
Pennsylvania....................................     9,744,715          3.6
West Virginia...................................     8,952,516          3.3
Colorado........................................     5,731,896          2.1
Other...........................................     4,153,266          2.0
                                                  ------------        -----
          Total.................................  $268,137,861        100.0%
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

     As of December 31, 1998, Central had 105 brokers/general agents and 14,769 agents licensed.

     In August, Central began an agency agreement with the sales force of Insurance Advisors of America, Inc. ("IAA"), an insurance agency subsidiary of United Benefit which primarily markets products of UBL, another United Benefit Subsidiary. Central acquired through reinsurance all of the health insurance business of UBL. In order to maintain and grow this block of business, Central enhanced the product portfolio and marketing programs for IAA, the UBL sales organization. The agency agreement bolsters the Company's sales force in the Southwest and Southeast.

  (5) INVESTMENTS

     An important earnings factor for Central, as well as all insurance companies, is the income from its investment portfolio. The investment objectives for insurance companies are to maximize yields, preserve principal and maintain liquidity. Investments must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments which may be made. Due to the restrictive nature of these laws, there may be occasions when Central may be precluded from making certain otherwise attractive investments. As of December 31, 1998, 100% of Central's fixed maturities was of investment grade quality. Central and the Company do not invest in "junk" bonds or derivatives such as futures, forwards, swaps, and option contracts, and other financial instruments with similar characteristics and substantially all its investments are in fixed maturities. However, Central does invest in mortgage-backed securities some of which are collateralized mortgage obligations (CMOs). These investments, besides having a credit risk, also have the risk of prepayment, during a decline in interest rates, and the risk of extension during a rise in interest rates. Central constantly monitors these securities and has reduced its exposure in CMOs from $24.7 million in 1997 to $18.2 million in 1998. The proceeds were primarily invested in corporate bonds.

  (6) RESERVES

     Central is required by the insurance laws of the states in which it is licensed to set up statutory reserves to meet policy obligations on its ordinary life policies. These reserves are amounts which, with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are calculated to be sufficient to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policy is issued. The ordinary life policies currently issued by Central are valued on the Commissioners' Standard Ordinary Table of Mortality of 1980 under the Commissioners' Reserve Valuation Method and the Net Level Premium Method. The guaranteed interest rate on policies currently being issued is 4.5%. On policies issued previously to the current series, guaranteed interest rates were as specified in the various policies and range from 2.5% to 6%. Under the Commissioners' Reserve Valuation Method, the amount of reserve provided in the first policy year is less than under the Net Level Premium Method, but in subsequent years greater additions to reserves are required. To the extent that the rate of income realized on investments is greater or less than the assumed interest rate used in the calculation of reserves, reported earnings are increased or decreased, as the case may be.

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

  (7) REINSURANCE

     As is customary among many insurance companies, Central reinsures portions of the life insurance policies it writes, thereby providing a greater diversification of risk and minimizing Central's exposure on major risks. While the effect of reinsurance is to lessen risks to the writing company, it may also lower income. Although the ceding of reinsurance does not discharge the original insurer from its primary liability to its policyholder, the insurance company that assumes the coverage assumes the related liability and becomes the ultimate source of payment. The maximum amount of exposure that Central retains on any life is $50,000 on ordinary life and group life. No retention is maintained over age 70. Maximum retention on impaired risks is $10,000. Central also has reinsurance on group accident and health claims. Effective January 1, 1995, Central's reinsurance treaty provides that all individual claims in excess of $500,000 are 100% reinsured.

     In addition to the $500,000 excess reinsurance, Central also entered into a retroactive reinsurance treaty in December 1997 with Hannover. The reinsurance was effective January 1, 1997 and is on a 50/50 quota-share basis on certain group accident and health policies in force and written during 1997. The treaty provided an initial ceding allowance of $10 million which was accounted for as a deferred reinsurance gain in the consolidated financial statements and accounted for as special surplus on a statutory basis. The ceding allowance will be amortized over approximately five years, the estimated settlement period of the reinsured business. The Hannover treaty provides for repayment of the $10 million ceding allowance plus 10% interest, out of the statutory profits, if any, of the reinsured business. Once the ceding allowance is paid back the quota-share will change to 60/40, with Central retaining the 60%. The more significant provisions of the Hannover treaty are: (i) no scheduled partial or total recapture; (ii) no recapture after 24 months; (iii) experience refund provisions allow offsetting against current and prior year losses; and (iv) Central is not obligated to pay for negative experience amounts in the case of termination due to expiration of in force policies or if termination is triggered by action or inaction of Hannover.

     Effective August 1, 1998, Central entered into a reinsurance treaty with UBL, a life and accident and health insurer in Texas. Under the terms of the treaty, Central agreed to assume 100% of UBL's book of business, until such time as profits earned by Central on the assumed block reach a contractual threshold, which approximates $20.0 million of pretax income. Upon reaching this threshold, the quota share percentage is reduced from 100% to 80%, until a second threshold, which approximates $16.0 million in pretax income, is reached. Upon reaching the second threshold, the quota share percentage is further reduced from 80% to 50%. In a separate agreement, IAA agreed to market UBL and Central policies exclusively. Central paid to UBL a $20.0 million ceding allowance in connection with this transaction.

     In connection with the UBL reinsurance treaty, Central ceded 80% of the assumed UBL book of business to Hannover. This treaty provided Central an initial ceding allowance of $20.0 million, which is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements. Reinsurance treaties in effect at December 31, 1998 were with Reliastar Life, The Cologne Life Reinsurance Company, Life ReAssurance Corporation of America, Business Men's Assurance Company and Reassurance Company of Hannover.

  (8) REGULATION

     The Company's insurance subsidiaries, in common with other insurance companies operating in the states in which they are licensed, are subject to regulation and supervision by state insurance regulatory agencies. These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. The insurance companies are required to file detailed annual statements with the respective state regulatory bodies and are subject to periodic examination by the regulators. The most recent regulatory examination for Central was performed as of December 31, 1995, and for PALHIC and CGIC the examinations were performed as of December 31, 1997.

     Many states have also enacted insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the controlled insurer and prior notice to, or approval by, the applicable regulator of intercorporate transfers of assets and other transactions (including payments of dividends in excess of specified amounts by the controlled insurer) within the holding company system. Such laws often also require the prior approval for the acquisition of a significant ownership interest (e.g., 10% or more) in the insurance holding company. The Company's insurance subsidiaries are subject to such laws and the Company believes they are in compliance in all material respects with all applicable insurance holding company laws and regulations.

  (9) COMPETITION

     The insurance business is highly competitive. There are over 1,600 legal reserve life insurance companies in the United States. Many of these have been in business for long periods of time, and have substantially greater financial resources, larger selling organizations and broader diversification of risks than the Company's insurance subsidiaries. Many of these companies are mutual companies, whose earnings inure to the benefit of their policyholders. Central's and PALHIC's principal marketing is in rural areas where they compete with regional insurance companies. In other areas their PPO products compete with the larger insurance companies. However, the Company believes that the policies and premium rates of Central are generally competitive with those offered by other companies selling similar types of insurance in Ohio.

  (10) EMPLOYEES

     The Company had approximately 1,000 employees under management at March 22, 1999. The Company considers its employee relations to be good. The dedicated agents of the Company are independent contractors and not employees of the Company.

PALHIC

     PALHIC specializes in marketing managed care health insurance products to individuals and small businesses in 40 states, through a distribution system of 27,000 agents. The majority of its business is derived from group association major medical products sold to individuals. A smaller portion of its business is derived from traditional life (whole life and limited pay) products. Agents of PALHIC will be provided with Central products as well, including Central's small and large group health line, specialty health insurance products, in addition to CGIC's senior health and life insurance product lines. Through PAMCO and Internet marketing subsidiary, HealthAxis.com, the Company will have the ability to offer direct on-line health insurance products through the Internet. In addition, Central, in conjunction with Hannover, assumed, through reinsurance, all the individual and small group health insurance in force at December 31, 1998 of Provident Indemnity Life Insurance Company, a subsidiary of PAMCO, for approximately $10 million. Central's portion of the reinsurance is 10% and Hannover's is 90%.

CGIC

     CGIC, acquired in February 1999, provides health and life insurance products for the senior market. These products are sold through a distribution system of 30,000 agents throughout 49 states. CGIC's Omaha facility will be the base for all of the senior market operations of the Company. CGIC plans to significantly expand its senior product line by introducing a completely revised portfolio of senior products, including Medicare supplement, long-term care, home health care, and senior life and annuity products. In addition, a new line of major medical and small group health products will be developed for CGIC's distribution system. These products will also be made available to all of the Company's distribution force.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     The Company has no foreign operations. Its domestic operations during 1998 were primarily in Ohio.

ITEM 2. PROPERTIES

     The Company owns a building in Strongsville, Ohio, which consists of 121,625 square feet and is occupied by Central. At December 31, 1998, the outstanding principal balance of the mortgage note on the building was approximately $8.3 million. PALHIC leases space in Norristown, Pennsylvania of approximately 20,000 square feet. CGIC owns and occupies a building in Omaha, Nebraska which consists of approximately 61,400 square feet.

ITEM 3. LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, and the matter regarding Federal income taxes reflected in Note G to the consolidated financial statements, neither the Company nor any of its subsidiaries is party to any material pending legal proceeding nor is any of their property the subject thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) A Special Meeting of Shareholders in lieu of the Annual Meeting of Shareholders was held on December 7, 1998.

     b) Proxies were solicited for the election of directors by the Company's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement was made. All of management's nominees were elected to hold office until the next annual election of directors and until their successors are elected and qualified pursuant to the vote of the stockholders.

     c) The matters voted upon were the following:

          1. With respect to the election of nine directors to serve until the next annual election of directors and until their successors are elected and qualified.

                         NAME                FOR
                         ----                ---
                 Andrew A. Boemi          10,578,053
                 Michael A. Cavataio      10,578,053
                 Bradley E. Cooper        10,576,628
                 Fred Lick, Jr.           10,560,236
                 Peter W. Nauert          10,579,053
                 John F. Novatney, Jr.    10,573,065
                 Richard M. Osborne       10,577,053
                 Robert A. Spass          10,576,853
                 Mark H. Tabak            10,577,355

          2. With respect to the proposal which provided, among other things, for the change of the Company's state of incorporation from Ohio to Delaware through a merger of the Company into Ceres Group, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and for the change of the Company's name to "Ceres Group, Inc." in the merger, and for related changes to the Company's organizational documents.

                 For         9,745,472
                 Against        24,117
                 Withheld       49,293

          The total number of shares of the Company's Common Shares, no par value, outstanding as of the November 2, 1998 record date for the Special Meeting was 11,495,172.

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the current executive officers of the Company are as follows:

                  NAME                       AGE                    POSITION
                  ----                       ---                    --------
Fred Lick, Jr.                               67     Chairman of the Board and Director
Peter W. Nauert                              55     President, Chief Executive Officer and
                                                    Director
Glen A. Laffoon                              59     Executive Vice President and
                                                    Assistant Secretary
Val Rajic                                    39     Executive Vice President and Treasurer
Charles E. Miller, Jr.                       48     Executive Vice President and
                                                    Chief Financial Officer

     The current one year terms of office of the executive officers listed above began December 7, 1998, with their election to office by the Board of Directors at its meeting following the special meeting of shareholders held on such date. There are no arrangements or understandings known to the Company between any executive officer and any other person pursuant to which any officer was elected to office. There is no family relationship between any director or executive officer and any other director or executive officer of the Company.

     MR. LICK has served as an officer since 1974 and a director since 1976. He is currently the Chairman of the Company and Chairman of Central. Prior to July 3, 1998, Mr. Lick was also President and Chief Executive Officer of the Company and of Central.

     MR. NAUERT has served as President and Chief Executive Officer of the Company since July 3, 1998. Mr. Nauert is also the principal investor in Strategic Partners and is Principal of Geneva Consolidated, Inc., a company providing consulting services to small group and life insurance companies. Mr. Nauert served as President of Pioneer Financial Services from 1982 to 1988 and 1991 to 1995, and served as Chairman from 1988 to 1997. Mr. Nauert had been employed in an executive capacity by one or more of the insurance subsidiaries of Pioneer Financial Services from 1968 to 1997.

     MR. LAFFOON has served as an officer of the Company since 1991 and an officer of Central since 1974 and has held various positions in both companies. Since July 1998, he has served as Executive Vice President of the Company, since December 1998, he has also served as Assistant Secretary of the Company, and since June 1998, has served as President and Chief Executive Officer of Central.

     MR. RAJIC has served as an officer of the Company since December 1997 and was a director and acting Chief Operating Officer of the Company from December 1997 to June 1998. Since June 1998, he has held the position of Executive Vice President of the Company, and since December 1998, he has also served as Treasurer of the Company. Mr. Rajic has served as President of Strategic Partners since 1997. From 1993 to 1997, Mr. Rajic held various positions, including Senior Vice President, at Pioneer Financial Services. Prior to 1993, Mr. Rajic held various positions at American National Bank and Trust Company of Chicago, a leading, middle-market business, bank.

     MR. MILLER has served as an officer of the Company since October 1998. He holds the positions of Executive Vice President and Chief Financial Officer of the Company. From 1996 to 1998, Mr. Miller served as a principal and President of Wellington Partners, Inc., an insurance acquisition company. Mr. Miller was also a consultant to IP Delaware. Prior to 1996, Mr. Miller was Executive Vice President, Chief Financial Officer and a director of Harcourt General Insurance Companies.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) The Company's Common Shares are traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol CERG since December 1998 and under the symbol CRLC prior to that. The following table shows the representative high and low closing prices of the Common Shares for the calendar quarters indicated. These prices were taken from the Nasdaq Monthly Statistical Reports.

                                         HIGH       LOW        DIVIDENDS
                                         ----       ---        ---------
1997
     First Quarter...................    $ 8 1/4    $ 4 1/8      $ -0-
     Second Quarter..................      7 5/8      3 7/8        -0-
     Third Quarter...................      7 1/8      5 1/2        -0-
     Fourth Quarter..................      7          4 1/2        -0-
1998
     First Quarter...................    $ 8 1/2    $ 4 13/16    $ -0-
     Second Quarter..................      8 1/8      6 3/8        -0-
     Third Quarter...................      9          5 13/16      -0-
     Fourth Quarter..................     11 3/8      6 3/4        -0-

     (b) As of March 22, 1999, there were 1,730 record holders of the Common Shares.

     (c) No cash dividends were paid by the Company in the past two years as indicated in the table above. In 1998, the Company's primary source of income, other than a nominal amount of investment income, was rent from Central. Central is subject to certain restrictions which are contained in the Insurance Holding Company statute (Ohio Revised Code 3901.34) which prevent Central from paying the Company, without the approval of the Ohio Superintendent of Insurance, any dividend from other than earned surplus (as defined in the statute) or any dividend whose value, together with the value of other dividends paid or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of Central's surplus as regards policyholders as of December 31 next preceding the dividend payment, or (ii) the net income of Central for the 12-month period ended the December 31 next preceding the dividend payment. At December 31, 1998, Central had $30,418,544 of statutory capital and surplus, and earned surplus of $1,056,434. PALHIC and CGIC are also subject to certain similar restrictions which will effect the Company in 1999 and future years. In addition, the Company's Credit Agreement with The Chase Manhattan Bank, dated February 17, 1999, contains financial and other covenants with respect to the Company that, among other matters, prohibits the payment of cash dividends on the Common Shares, except upon compliance with certain conditions.

     (d) On June 26, 1998, the shareholders of the Company approved an equity financing transaction pursuant to which 7,300,000 Common Shares were issued and Equity Warrants to acquire up to 3,650,000 Common Shares at an exercise price of $5.50 per share, for an aggregate consideration of $40.2 million to a group of credited investors.

     The transaction closed on July 3, 1998 and the proceeds were used to pay off the Bridge Loan, plus interest, pay related transaction expenses, such as legal, printing, accounting and investment banking fees, and make a $5 million contribution to the surplus of Central. The remaining $13.0 million was used for working capital at the Company.

     The Common Shares and Equity Warrants were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 6. SELECTED FINANCIAL DATA

                                    1998               1997            1996               1995           1994
                                ------------       ------------    ------------       ------------   ------------
FOR THE YEAR:
Premiums (net of
  reinsurance)................  $160,784,897       $258,859,307    $258,175,337       $233,168,529   $223,679,071
Net Investment Income.........     7,454,180          6,527,537       6,700,741          6,454,038      6,515,927
Net realized gains (losses)...       210,857            146,478           9,517            149,527        (23,024)
Other Income..................     1,096,690                 --              --             37,000         29,237
Amortization of deferred
  reinsurance gain............       600,000                 --              --                 --             --
                                ------------       ------------    ------------       ------------   ------------
Total Revenues................  $170,146,624       $265,533,322    $264,885,595       $239,809,094   $230,201,211
                                ============       ============    ============       ============   ============
Income (Loss) before Federal
  Income Taxes................  $ (2,768,771)      $(21,088,887)   $(12,133,950)      $  5,947,225   $  6,872,989
Federal Income Tax Expense
  (Benefit)...................     1,066,888           (132,531)     (2,845,585)         1,442,618      2,059,228
                                ------------       ------------    ------------       ------------   ------------
Net Income (Loss).............  $ (3,835,659)      $(20,956,356)   $ (9,288,365)      $  4,504,607   $  4,813,761
                                ============       ============    ============       ============   ============
Basic earnings (loss) per
  share.......................  $       (.49)      $      (5.01)   $      (2.29)      $       1.12   $       1.20
Diluted earnings (loss) per
  share.......................  $       (.49)(1)   $   (5.01)(1)   $      (2.29)(1)   $       1.07   $       1.14
Cash dividends per share......            --                 --           $ .52              $ .48          $ .44
AT YEAR END:
Investments...................  $ 89,826,188       $ 79,956,724    $ 79,613,508       $ 81,933,496   $ 80,979,411
Total Assets..................  $180,233,135       $135,803,577    $119,388,697       $117,329,039   $107,944,158
Mortgage Note Payable.........  $  8,283,884       $  8,399,028    $  8,503,776       $  8,599,067   $  8,685,754
Note Payable..................            --       $ 20,000,000              --                 --             --
Future Policy Benefits and
  Claims Payable..............  $ 97,113,067       $ 81,090,299    $ 76,650,884       $ 65,317,522   $ 62,716,877
Retained Earnings (Accumulated
  Deficit)....................  $ (9,154,986)      $ (5,319,327)   $ 15,637,029       $ 27,030,102   $ 24,463,447
Shareholders' Equity..........  $ 35,835,714       $  1,511,842    $ 21,467,797       $ 33,300,980   $ 24,530,732
Equity Per Share:
  After accumulated other
    comprehensive income
    (loss)....................         $3.12              $ .36           $5.18              $8.25          $6.08
  Before accumulated other
    comprehensive income
    (loss)....................         $3.02              $ .21           $5.24              $8.06          $7.42

---------------

(1) No incremental shares related to options/warrants are included due to the loss for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements."

GENERAL

     The Company is a holding company, which through its subsidiaries, specializes in meeting the accident and health insurance needs of individuals and small to mid-sized businesses and the health and life insurance needs of Americans age 65 and older. In 1998, 1997 and 1996 the Company's business was conducted primarily through its then principal operating subsidiary, Central.

     In 1996 and 1997, Central experienced substantial losses incurred in connection with newly-issued health plans, greater utilization than anticipated, new state and federal mandates such as guaranteed issue and preventative benefits and overall reductions in profitability arising out of industry-wide pricing competition. In June 1997, in order to address the continued decline in Central's surplus, the Company borrowed $5.2 million from Huntington National Bank, $5 million of which was contributed to the surplus of Central.

     In December 1997, Central entered into a reinsurance treaty with Hannover in which Central transferred to Hannover $24.6 million of reserve liability. In return for Hannover's assumption of this liability, Central transferred $14.6 million in assets to Hannover. The reinsurance treaty, which is on a 50/50 quota-share basis, provided Central with a $10 million initial ceding allowance, which increased Central's statutory surplus. The combination of the $14.0 million Surplus Note which was invested in connection with the Bridge Loan and the $10 million ceding allowance provided an additional $24 million to the statutory capital and surplus of Central, increasing statutory levels in excess of regulatory risk-based capital requirements and alleviating the regulatory concerns that were created in 1996 and continued in 1997.

     Since January 1, 1998, the Company (1) began a new business plan designed to increase premium rates, reduce costs and emphasize acquisitions; (2) completed the July Equity Financing, in which the Company issued and sold 7,300,000 Common Shares at $5.50 per share and Equity Warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of approximately $40.2 million; (3) entered into an agreement with UBL in August 1998 to reinsure 100% of the major medical policies of UBL, covering approximately 100,000 lives with estimated annual premiums of $100 million; (4) acquired PALHIC from PAMCO on December 31, 1998 for $5.5 million in cash; (5) acquired CGIC, from Western and Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million in cash; (6) completed the February 1999 Financing; and (7) announced, on March 18, 1999, the execution of an agreement with United Benefit to purchase all of the outstanding shares of its subsidiary, UBL, subject to board of directors' approval and approval by the shareholders of United Benefit, and to Central's due diligence, as well as other customary terms and conditions.

     Because of the implementation of the Company's new business plan, the July Equity Financing, the February 1999 Financing, the reinsurance agreement with UBL and the acquisitions of PALHIC and CGIC, the Company has undergone numerous changes since January 1, 1998. The acquisitions of PALHIC and CGIC had no impact on the Company's results of operations in 1998, and are therefore not reflected in the "Results of Operations" discussion below. The Company believes that these acquisitions will have a material positive impact on the Company's results in 1999.

RESULTS OF OPERATIONS

  1998 compared to 1997

     Premiums, before reinsurance, in 1998 increased 1% to $264,868,186 from $262,161,343 in 1997. The group life and health segment accounted for 99% of the premiums in 1998 and 1997. The group certificates in force decreased slightly to 103,994 at the end of 1998 compared to 104,687 at the end of 1997. Certificates issued for new group policies were 35,178 in 1998, up 16% from 30,377 in 1997. Total lapses (net of additions/ decreases) in 1998 were 35,871, down 15% from 41,994 in 1997. The increase in new certificates issued in 1998 was related to the infusion of capital into Central, improving the Risk-Based Capital levels above regulatory actions levels in 1997, making Central's marketing position stronger. The larger number of lapses in 1997 was primarily due to a conversion program of older products into newer products, in several states, along with rate increases for all renewal policies.

     Reinsurance assumed represents Central's 100% portion of a block of group health business under a reinsurance agreement entered into in August of 1998 with UBL. The reinsurance ceded amount represents 80% of the above-mentioned block (Central's final retention is 20%) plus 50% of Central's group health business in force at December 31, 1997.

     Net investment income increased to $7,454,180, or 14%, in 1998 from $6,527,537 in 1997. The primary reason for the increase was the interest earned on funds received from the July Equity Financing.

     Other income for 1998 was $1,096,690, which consisted of fees for Central servicing the reinsurance assumed. The amortization of deferred reinsurance gain represents Central's portion of the $20 million ceding commission paid by Hannover for the UBL block of group health policies in August 1998.

     The benefits, claims, losses and settlement expenses of $116,058,675 for 1998 is 72% of net premiums compared to $210,776,366, or 81%, for 1997. The decrease in 1998 was due to the Central reinsurance agreements. The lower loss ratio of 72% is a combination of reinsurance ceded, rate renewal actions, and managed care programs and benefits changes.

     Underwriting, acquisition and insurance expenses, in total, were lower in 1998 compared to 1997 because of the reinsurance allowances as indicated in Note I to the consolidated financial statements. Before reinsurance expenses and allowances, commissions were $36,853,066, up 4% from $35,525,925 in 1997 primarily due to an increase in new business and commission rates; salaries and benefits in 1998 were $15,717,718, down 13% from $18,112,730 in 1997 due to the reduction in staff during the first half of the year and the discontinuance of Central's contribution to the pension plan. Other operating expense increased to $22,450,200, up 52% from $14,758,817 in 1997. The major reason for the increase was the cost of outsourcing the Company's computer operations for approximately $5.0 million, including Year 2000 costs, a provision of approximately $1.5 million taken in connection with a UBL note receivable, and a $1.5 million expense related to a fraud committed in connection with claims administration at the UBL facility.

     The $647,271 amortization of deferred acquisition costs in 1998 is primarily the amortization of Central's portion of the ceding commission paid for the UBL block of group health policies.

     Interest expense and financing costs increased to $1,841,334, or 71%, from $1,078,198 in 1997. The increase was due primarily to the increase in interest from the $20 million Bridge Loan incurred in December 1997. The Bridge Loan was paid in full in July 1998 from the July Equity Financing.

     The net loss for 1998 was $3,835,659, or $.49 per share, compared to a net loss of $20,956,356, or $5.01 per share, for 1997. The Company's revenues, before reinsurance, increased approximately $5,000,000. Although benefits, losses and expenses were reduced as a result of the reinsurance agreements, Central implemented certain policy benefit and managed care changes along with premium rate increases.

     Although the Company reported a loss for 1998, a provision for federal income taxes of $1,066,888 was required principally due to the tax treatment related to the reinsurance transactions effective in 1998. For further information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory tax rates, see Note G of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS:

  1997 compared to 1996

     In 1997 premiums, before reinsurance, increased slightly to $262,161,343 from $260,076,097. The group life and health segment accounted for 99% of the premiums in 1997. The group certificates in force decreased about 10% to 104,687 in 1997 compared to 116,304 at the end of 1996. Certificates issued for new group policies were 30,377 in 1997, down 17% from 36,574 in 1996. Total lapses (net of additions/decreases) in 1997 were 41,994, up 24% from 33,990 in 1996. Overall the major reason for the flat growth in premiums, decrease in certificates and increase in lapses can be attributed to the financial condition of Central in 1997 and 1996. The large losses and related decrease in statutory surplus discouraged new business and required large rate increases. Although unprofitable business did terminate, it terminated faster than new profitable business was being issued. The lowering of Central's A.M. Best rating, to B from B+, also had a negative effect on the sale of ordinary life and annuity policies during 1997.

     Net investment income decreased about 2% to $6,527,537 in 1997 from $6,700,741 in 1996. A decrease in invested assets and a negative cash flow in 1997 were the primary reasons for the decrease.

     Benefits and claims incurred expenses increased 3% in 1997 to $210,776,366 in 1997 from $203,677,232 in 1996. The incurred loss ratio was 81.4% for 1997 compared to 78.9% for 1996. The major reasons for the increase in the claims loss ratio and the level of claims incurred were (a) the continued effect of an underpriced product sold heavily in 1995, (b) a larger number of unexpected and unanticipated prior year claims (1996) paid in 1997, resulting in a 1996 reserve deficiency of approximately $7 million, (c) larger number of annuity policies lapsed than anticipated, (d) a run off in claims due to rate renewal actions and
(e) a reserve strengthening in the fourth quarter of 1997.

     Commissions remained fairly level in 1997, $35,525,295 compared to $35,654,815 in 1996, primarily due to premiums remaining flat.

     Operating expenses increased 6% to $39,242,350, or 15.2%, of premiums in 1997 compared to $36,874,665, or 14.3%, of premiums in 1996. Although salaries, benefits and premium taxes remained the largest portions of the total operating expenses, other operating expenses increased due to the costs incurred relative to seeking additional funds for capital and surplus during 1997 for Central.

     Interest expense increased 33% to $1,078,198 from $812,833 in 1996. The increase was due to the $5.2 million loan in June 1997 and the $20 million loan in December 1997. The $5.2 million loan was paid off in December 1997.

     The net loss for 1997 was $20,956,356, or $5.01 per share, compared to $9,288,365, or $2.25 per share, in 1996. The Company's revenues increased approximately $647,000, however claims and expenses increased over $7 million, the majority being in claims. Central's group accident and health business represented 98% of the revenues and a higher loss ratio from this segment has a negative effect on earnings. The statutory loss ratio for the group accident and health segment increased to 81.7% in 1997 compared to 77.9% in 1996. Although the losses were higher in 1997, Central received $14 million from the Company and issued a surplus note for the $14 million and received a $10 million ceding allowance from a reinsurance treaty, both of which increased Central's statutory capital and surplus. At December 31, 1997, Central's statutory capital and surplus was $24,650,804, which was above any regulatory action levels.

     For information concerning the provision for income taxes, as well information regarding differences between effective tax rates and statutory tax rates, see Note G of the Notes to Consolidated Financial Statements.

OPERATING SEGMENT INFORMATION

     The Company has identified three distinct operating segments based upon product types, as follows: group life and health, life insurance and annuities, and corporate and other.

     Products included in the group life and health segment include short-term major medical insurance products and comprehensive major medical plans. Group life policies are included in this segment because such policies are issued only in conjunction with health insurance policies, and the costs of administering those policies are incidental to the administration of the related health policies.

     Products included in the life and annuity segment include term insurance, single premium deferred annuities, flexible premium deferred annuities, and single premium immediate annuities. These products are not marketed aggressively by the Company, and are underwritten as an accommodation product. Such products are segregated from the group life and health segment based upon significant differences in the sales and administration of such policies, including the underwriting and claims adjudication processes.

     The corporate and other segment encompasses all other activities of the organization, including interest income and expense of the parent company.

     The group life and health segment had net revenues of $168,000,000 for 1998, compared to $263,000,000 for 1997. The primary reason for the decrease in net revenue is due to the quota share reinsurance treaties with Hannover and UBL, which reduced net premium by $101,000,000 ($147,000,000 in ceded premium, offset by an increase in assumed premium of $46,000,000). The remaining differences were related to an increase in direct premium of $2,700,000, an increase in other income of approximately $1,700,000, and an increase in investment income of approximately $700,000.

     Total expenses for the group life and health segment in 1998 were $167,000,000 compared to $283,000,000 for 1997. The decrease in expenses in 1998 is also primarily related to the reinsurance agreements. Claims and losses ceded plus commission and expense allowances account for approximately $141,000,000 of the decrease. This decrease was offset by reinsurance commissions and expenses paid of approximately $14,000,000, an approximate $4,000,000 increase in new claims and $5,000,000 in costs for outsourcing the computer operations.

     The life and annuity segment had revenues of $1,900,000 in 1998, compared to $2,100,000 in 1997. The decrease was due to a reduction in life premiums earned in 1998 and investment income due to a decrease in investments. Expenses were $2,200,000 in 1998, compared to $2,400,000 in 1997. The primary reason for the decrease was due to a release of reserves applicable to annuities that were surrendered for cash.

     Revenues for the corporate and other segment were $500,000 in 1998, compared to $200,000 in 1997. The increase in revenue is related to interest income earned on proceeds received from the July Equity Financing. Expenses increased to $3,700,000 in 1998, from $1,700,000 in 1997. The increase in expense is related to (1) interest expense incurred in 1998 on the Bridge Loan, which was outstanding from December 1997 through July 1998, (2) $850,000 in stock based compensation expenses incurred related to 1998 employment agreements with key employees, and (3) an increase in legal and consulting expenses of approximately $300,000, which resulted from various business strengthening projects initiated by new management.

LIQUIDITY AND CAPITAL RESOURCES

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

     The majority of the Company's assets are in investments, which were $89,826,188 after a net unrealized holding gain (before taxes of $564,528) of $1,660,376, or 50% of the total assets at December 31, 1998. Fixed maturities are the primary investment of the Company and were $89,731,756 or 99% of total investments at December 31, 1998. Other investments consist of policy loans. The Company is carrying fixed maturities of

$8,899,659 at amortized cost (held to maturity) and fixed maturities of $80,832,097 at estimated fair value (available for sale) at December 31, 1998. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 100% of the bonds are of investment grade quality. In addition to the fixed maturities, the Company also had $15,031,058 in cash and cash equivalents at December 31, 1998 and a $15 million line of credit with a major bank. There was no amount outstanding on the line of credit at December 31, 1998. Effective February 17, 1999, this line of credit was replaced with a $10 million line of credit as described below.

     Assets increased 33% to $180,233,135 at December 31, 1998 from $135,803,577 at December 31, 1997. The increase was primarily due to the July Equity Financing and reinsurance transactions in 1998.

     The total policy liabilities and accruals increased to $97,113,067 at December 31, 1998, or approximately 20%, from $81,090,299 at December 31, 1997. The increase was primarily due to an increase in reserves for the UBL block of policies reinsured in the third quarter of 1998. The Company's shareholders' equity was $35,835,714 at December 31, 1998 compared to $1,511,842 at December 31, 1997. The increase was primarily due to the July Equity Financing.

     To provide funds for the acquisition of CGIC, the Company incurred a debt of $40 million under a Credit Agreement. Under the terms of the Credit Agreement, dated as of February 17, 1999, among the Company, various lending institutions and The Chase Manhattan Bank ("Chase"), as Administrative Agent (the "Credit Agreement"), the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million every three months thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether the Company selects a "Base Rate Loan" or a "Eurodollar Loan." Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of(x) the rate which is 1/2 of 1% in excess of a federal funds rate and (y) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The Credit Agreement also provides for a $10 million line of credit which bears interest at the same rate as the $40 million loan. There is currently no amount outstanding under the line of credit.

     The Credit Agreement contains financial and other covenants with respect to the Company that, among other matters: (1) prohibit the payment of cash dividends on the Shares, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that the Company maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.50 to 1.00 through December 31, 1999, 0.45 to 1.00 thereafter through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, and 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated EBITDA to consolidated interest expense) of 2.0 to 1 through December 31, 1999, 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a minimum risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125%, and (d) a minimum consolidated net worth of $35.0 million through December 31,1999, $40.0 million thereafter through December 31, 2000, $50.0 million thereafter through December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter. In addition, the Company has pledged the common stock of Continental General Corporation, the parent of CGIC, Central and other insignificant subsidiaries as security for the Credit Agreement.

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

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing life and accident and health insurers and how Central mitigates those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operate will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. Central attempts to mitigate this risk by offering a wide range of products and by operating in 36 states, thus reducing its exposure to any single product of non-Federal jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

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

     Interest Rate Risk is the risk that interests rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation Central attempts to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

IMPACT OF YEAR 2000

     The Company is devoting significant resources throughout its business operations to minimize the risk of potential disruption from the Year 2000 ("Y2K") issue. This issue is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The issue also extends to many "non-IT" systems, such as operating and control systems that rely on embedded computer chips. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including suppliers, distributors, licensees and manufacturers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

     System failures resulting from the Y2K issue could adversely affect operations and financial results in all of the Company's business segments. Failures may affect such routine but important operations as billing and collection, payroll operations and daily administration of policyholder claims. The Company also has business relationships with agents and health providers, such as hospitals and physicians across the nation. These agents and businesses are themselves reliant on IT and embedded computer chips to conduct their operations.

     The Company has undertaken a plan to resolve the Y2K issue which involves the following phases: assessment, strategy, implementation and testing/certification.

     Phase 1 -- Assessment. The Company has fully completed its assessment of all systems that could be significantly affected by Y2K. The completed assessment indicated that most of Central's significant IT systems could be affected. Based on the recent assessments, the Company determined that it will be required to modify or replace significant portions of Central's hardware and software so that those systems will properly utilize dates beyond December 31, 1999.

     The Company in conjunction with an outside vendor has performed an assessment of the IT applications critical to the processing of the UBL block of business. The Company has developed a detailed plan relative to transition of these policies and processing to the systems and anticipates such transition will be completed in the second and third quarter of 1999.

     The Company has performed an assessment of the IT strategy relative to its recent acquisitions of PALHIC and CGIC. Critical systems processing the business applications of PALHIC are processed on systems with an independent outside vendor. A review of the independent outside vendor's Y2K plan has been performed and the review indicated the plan is underway and many of the Y2K issues have been resolved. The remaining Y2K issues are scheduled to be completed and compliance achieved by June 1999.

     CGIC has developed a plan for Y2K compliance and as of December 31, 1998, all operating systems and applications were Y2K compliant. Other systems such as those controlling payroll, elevators, telephone system and other building systems are scheduled to be completed and Y2K compliant by June 1999.

     Phase 2 -- Strategy. This phase involves the development of appropriate strategies for both IT and non-IT systems. The selection of an appropriate strategy is based upon such factors as the assessments made in Phase 1, the type of system, the availability of a Y2K-compliant replacement and cost. The strategy phase has been completed for all IT systems. The Company outsourced IT systems to an outside vendor as of March 31, 1998 for Central and transitioned processing of certain critical business applications to the outside vendor later in 1998. The vendor has represented that the IT systems utilized for processing certain transactions of Central are Y2K compliant as of December 31, 1998. Central, in conjunction with the outside vendor, has identified other business application software that is critical to Central's operations and is in the process of executing remediation plans relative to such applications. For those applications the Company and the outside vendor anticipate the systems will be Y2K compliant by July 31, 1999.

     Phase 3 -- Implementation. The implementation phase involves creating detailed project plans, marshaling necessary resources and executing the strategies chosen. Central's business application software was sent off-site for Y2K conversion, which has been completed. Other Central software and hardware are in the stage of being upgraded or replaced. All upgrades are scheduled for completion by July 31, 1999.

     At Central's headquarters, a new telephone and voice mail systems were installed in the fourth quarter of 1998. Both systems (hardware and software) are Y2K compliant. The building security/access systems and employee time tracking system are being replaced and should be completed by the third quarter of 1999. Elevator and other building facility systems are being reviewed and will be upgraded as needed by August 1, 1999.

     Phase 4 -- Testing and Certification. This phase includes establishing a test environment, performing system testing and certifying the results. All mid-range and mainframe applications are being tested using data from production systems. The Company cannot estimate precisely when the testing phase will be completed due to the Company's reliance on the use of an outside vendor for these systems. However, the Company estimates that all testing should be completed by July 31, 1999 and certified by September 30, 1999.

     The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Y2K modifications.

     As indicated in Phase 1, above, the strategy, implementation and testing and certification phases for PALHIC and CGIC have started and are on schedule for completion in 1999.

     Contingency Plans -- As a precautionary measure, the Company is currently developing contingency plans for all systems by department and business function which are expected to be in place by the end of the third quarter of 1999. These plans include information systems recovery, remote site processing and manual procedures to ensure that critical business functions continue without effecting customers and business partners. The Company's subsidiaries can process business on other systems within the group. A special team will create a plan that will document how business may be transferred between the companies for processing.

The outside vendor is also developing a contingency plan to support the customers of the back office functions. PALHIC and CGIC have developed contingency plans to support their systems and customers.

     Cost -- The total cost of the Y2K project is estimated at $5.5 million of which approximately 50% consists of costs related to employees of the Company and is being funded through operating cash flows. To date, the Company has incurred approximately $2.6 million related to all phases of the Y2K project. The estimated additional costs are currently expected to be $2.9 million, which includes PALHIC and CGIC.

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will also continue and expand its efforts to ensure that major third-party businesses and public and private providers of infrastructure services, such as utilities, communications services and transportation, will also be prepared for Y2K, and to develop contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on the outside vendor. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

     The nature and focus of the Company's efforts to address the Y2K problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

IMPACT OF INFLATION:

     Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially in prescription drug costs. New, more-expensive and wider use of pharmaceuticals is inflating health care costs. The Office of Personnel Management reported the costs of prescription drugs increased by 22% in 1998. While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, while the rate of income from investments has not increased proportionately. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts by the Company will fully offset the impact of inflation or that premiums will equal or exceed increasing health care costs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. This statement is effective for the Company's 1999 financial statements with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS:

     This report on Form 10-K contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. The forward-looking statements relate to the plans and objectives of the Company for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially from those in the forward-looking statements, including the following:

     - the failure to successfully integrate the businesses of PALHIC, CGIC or UBL into the Company, including the failure to achieve cost consolidations;

     - rising health care costs;

     - business conditions and competition in the health care industry;

     - developments in health care reform and other regulatory issues;

     - changes in laws and regulations affecting the Company's business;

     - adverse changes in interest rates;

     - unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims;

     - the Company's ability to develop, distribute and administer competitive products and services in a timely cost-effective manner;

     - the Company's visibility in the market place and its financial and claims paying ratings;

     - the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation, including the litigation with the Internal Revenue Service;

     - the performance of others on whom the Company relies for reinsurance;

     - the risk that issuers of securities owned by the Company will default or that other parties will not pay or perform;

     - changes in accounting and reporting practices;

     - the failure to complete the Y2K conversion, including the success of the outside vendor of Central in being Y2K compliant; and

     - the effect of any future acquisitions.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report, including the risks detailed under "Market Risk and Management Policies." The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk and Management Policies" section under Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               CERES GROUP, INC.

                                     INDEX

                                                                                   PAGE
                                                                                   ----
            Independent Auditors' Reports...............................            25

            Consolidated Balance Sheets as of December 31, 1998 and
              1997......................................................            27

            Consolidated Statements of Operations for the years ended
              December 31, 1998, 1997 and 1996..........................            28

            Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 1998, 1997 and 1996..............            29

            Consolidated Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996..........................            30

            Notes to Consolidated Financial Statements for the years
              ended December 31, 1998, 1997 and 1996....................            31

            Schedule II -- Condensed Financial Information of
              Registrant -- Ceres Group, Inc. (Parent Only).............            50

            Schedule III -- Supplementary Insurance Information.........            53

            Schedule IV -- Reinsurance..................................            54

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors Ceres Group, Inc.

     We have audited the consolidated balance sheet of Ceres Group, Inc. and subsidiaries (formerly Central Reserve Life Corporation) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. We have also audited the information presented in the supplemental schedules as of and for the year ended December 31, 1998. These consolidated financial statements and supplemental schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audit. The consolidated balance sheet of Ceres Group, Inc. and subsidiaries for the year ended December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years ended December 31, 1997, and the information presented in the supplemental schedules for those years were audited by other auditors, whose report dated February 20, 1998, except for Notes B and C, as to which the date was March 30, 1998, expressed an unqualified opinion on those statements and supplemental schedules and included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern, as discussed in Note C to these financial statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Ceres Group, Inc. and subsidiaries, at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related supplemental schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP
Cleveland, Ohio
March 17, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Central Reserve Life Corporation:

     We have audited the consolidated financial statements of Central Reserve Life Corporation and subsidiaries as of and for each of the years in the two-year period ended December 31, 1997 as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as of and for each of the years in the two-year period ended December 31, 1997 as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Reserve Life Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered substantial losses from operations in 1997 and 1996 that resulted in a significantly reduced net capital position. The Company has entered into an Amended and Restated Stock Purchase Agreement to issue and sell 7,300,000 Common Shares and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The closing of the Amended and Restated Stock Purchase Agreement in subject to shareholder approval and regulatory approvals. In December 1997, the Company obtained an interim loan of $20 million and that loan is due June 30, 1998. Should the Amended and Restated Stock Purchase Agreement not be completed before June 30, 1998, and due to regulatory limitations on the Company's ability to receive dividends from its insurance subsidiary, the Company, absent some alternative capital resource, will not have the ability to repay the interim loan. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note C to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Columbus, Ohio                                                          KPMG LLP
February 20, 1998, except for Notes B and C, as to which the date is March 30, 1998.

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                  1998           1997
                                                              ------------   ------------
ASSETS
Investments
  Fixed maturities--Note E:
     Held-to-maturity, at amortized cost....................  $  8,899,659   $ 11,898,627
     Available-for-sale, at fair value......................    80,832,097     67,961,886
                                                              ------------   ------------
          Total fixed maturities............................    89,731,756     79,860,513
  Policy loans..............................................        94,432         96,211
                                                              ------------   ------------
          Total investments.................................    89,826,188     79,956,724
Cash and cash equivalents...................................    15,031,058      7,602,865
Cash--restricted--Note E....................................     4,345,322      3,930,956
Accrued investment income...................................     1,343,297      1,123,693
Premiums receivable.........................................     2,203,690      2,098,243
Note receivable--Note I.....................................     7,367,556             --
Reinsurance receivable--Note I..............................    41,417,031     26,215,765
Property and equipment, net.................................    10,061,688     10,966,512
Deferred federal income taxes--Note G.......................     1,409,479      1,356,000
Deferred acquisition costs..................................     3,809,737        325,572
Other assets................................................     3,418,089      2,227,247
                                                              ------------   ------------
          Total assets......................................  $180,233,135   $135,803,577
                                                              ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits, losses and claims.................  $ 22,717,862   $ 24,903,497
  Other policy claims and benefits payable--Note H..........    74,395,205     56,186,802
                                                              ------------   ------------
                                                                97,113,067     81,090,299
Deferred reinsurance gain--Note I...........................    13,400,000     10,000,000
Other policyholders' funds..................................     8,845,829      7,565,341
Federal income taxes payable--Note G........................     1,105,834        385,834
Note payable--Note B........................................            --     20,000,000
Mortgage note payable--Note J...............................     8,283,884      8,399,028
Reinsurance payable.........................................     2,993,400             --
Commissions payable.........................................     2,978,140      2,794,026
Other liabilities...........................................     9,677,267      4,057,207
                                                              ------------   ------------
          Total liabilities.................................   144,397,421    134,291,735
Shareholders' equity:
  Non-voting preferred shares, $.001 par value, 2,000,000
     shares authorized, none issued--Note L.................            --             --
  Common shares, 30,000,000 shares authorized, $.001 par
     value, 11,495,172 shares issued and outstanding in
     1998, and 15,000,000 shares authorized, no par value,
     $.50 stated value, 4,195,172 shares issued and
     outstanding in 1997--Note B............................        11,495      2,097,586
  Additional paid-in capital................................    43,883,357      4,122,319
  Retained earnings (deficit)...............................    (9,154,986)    (5,319,327)
  Accumulated other comprehensive income....................     1,095,848        611,264
                                                              ------------   ------------
          Total shareholders' equity........................    35,835,714      1,511,842
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $180,233,135   $135,803,577
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
REVENUES
  Premiums--Note I:
     Direct......................................  $264,868,186    $262,161,343    $260,076,097
     Assumed.....................................    45,922,385              --              --
     Ceded.......................................  (150,005,674)     (3,302,036)     (1,900,760)
                                                   ------------    ------------    ------------
                                                    160,784,897     258,859,307     258,175,337
  Net investment income--Note E..................     7,454,180       6,527,537       6,700,741
  Net realized gains--Note E.....................       210,857         146,478           9,517
  Other income...................................     1,096,690              --              --
  Amortization of deferred reinsurance gain--Note
     I...........................................       600,000              --              --
                                                   ------------    ------------    ------------
                                                    170,146,624     265,533,322     264,885,595
BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement
     expenses....................................   116,058,675     210,776,366     203,677,232
  Underwriting, acquisition and insurance
     expenses--Note I............................    54,368,115      74,763,640      72,417,673
  Amortization of deferred acquisition costs.....       647,271           4,005         111,807
  Interest expense and financing costs...........     1,841,334       1,078,198         812,833
                                                   ------------    ------------    ------------
                                                    172,915,395     286,622,209     277,019,545
                                                   ------------    ------------    ------------
Loss before federal income taxes.................    (2,768,771)    (21,088,887)    (12,133,950)
Federal income tax expense (benefit)--Note G.....     1,066,888        (132,531)     (2,845,585)
                                                   ------------    ------------    ------------
NET LOSS.........................................  $ (3,835,659)   $(20,956,356)   $ (9,288,365)
                                                   ============    ============    ============
Basic and diluted loss per common share..........         $(.49)         $(5.01)         $(2.29)

          See accompanying notes to consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                ACCUMULATED
                                                                  RETAINED         OTHER
                                                  ADDITIONAL      EARNINGS     COMPREHENSIVE        TOTAL
                                       COMMON       PAID IN     (ACCUMULATED      INCOME        SHAREHOLDERS'
                                       STOCK        CAPITAL       DEFICIT)        (LOSS)           EQUITY
                                     ----------   -----------   ------------   -------------    -------------
Balance, January 1, 1996...........  $2,018,750   $ 3,476,940   $27,030,102     $   775,188      $33,300,980
  Cash dividends...................          --            --    (2,104,708)             --       (2,104,708)
  Exercise of stock options--Note
    K..............................      10,015        46,848                                         56,863
  Private placement................      43,821       482,031            --              --          525,852
  Comprehensive loss:
    Net loss.......................          --            --    (9,288,365)             --       (9,288,365)
    Other comprehensive loss, net:
       Unrealized loss on
         securities................          --            --            --      (1,029,106)      (1,029,106)
       Reclassification adjustment
         for loss included in
         operations................          --            --            --           6,281            6,281
                                     ----------   -----------   -----------     -----------      -----------
       Other comprehensive loss....          --            --            --              --       (1,022,825)
                                     ----------   -----------   -----------     -----------      -----------
    Comprehensive loss.............          --            --            --              --      (10,311,190)
                                     ----------   -----------   -----------     -----------      -----------
Balance, December 31, 1996.........   2,072,586     4,005,819    15,637,029        (247,637)      21,467,797
  Exercise of stock options--Note
    K..............................      25,000       116,500            --              --          141,500
  Comprehensive loss:
    Net loss.......................          --            --   (20,956,356)             --      (20,956,356)
    Other comprehensive income,
       net:
       Unrealized gain on
         securities................          --            --            --         955,576          955,576
       Reclassification adjustment
         for gains included in
         operations................          --            --            --         (96,675)         (96,675)
                                     ----------   -----------   -----------     -----------      -----------
       Other comprehensive
         income....................          --            --            --              --          858,901
                                     ----------   -----------   -----------     -----------      -----------
    Comprehensive loss.............          --            --            --              --      (20,097,455)
                                     ----------   -----------   -----------     -----------      -----------
Balance, December 31, 1997.........   2,097,586     4,122,319    (5,319,327)        611,264        1,511,842
  Issuance of common shares--Note
    B..............................   3,650,000    34,024,947            --              --       37,674,947
  Change to $.001 par value........  (5,736,091)    5,736,091            --              --               --
  Comprehensive loss:
    Net loss.......................          --            --    (3,835,659)             --       (3,835,659)
    Other comprehensive income,
       net:
       Unrealized gain on
         securities................          --            --            --         613,764          613,764
       Reclassification adjustment
         for gains included in
         operations................          --            --            --        (129,180)        (129,180)
                                     ----------   -----------   -----------     -----------      -----------
    Other comprehensive income.....          --            --            --              --          484,584
                                     ----------   -----------   -----------     -----------      -----------
Comprehensive loss.................          --            --            --              --       (3,351,075)
                                     ----------   -----------   -----------     -----------      -----------
Balance, December 31, 1998.........  $   11,495   $43,883,357   $(9,154,986)    $ 1,095,848      $35,835,714
                                     ==========   ===========   ===========     ===========      ===========

          See accompanying notes to consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                1998           1997          1996
                                                             -----------   ------------   -----------
OPERATING ACTIVITIES
Net loss...................................................  $(3,835,659)  $(20,956,356)  $(9,288,365)
Adjustments to reconcile net loss to cash provided by (used
  in) operating activities:
  Depreciation and amortization............................      513,328        840,864     1,057,473
  Net realized gains.......................................     (210,857)      (146,478)       (9,517)
  Deferred federal income tax benefit......................     (382,240)      (722,531)      (36,673)
  Changes in assets and liabilities:
    Restricted cash........................................     (414,366)      (108,533)      164,081
    Premiums receivable....................................     (105,447)       950,783    (1,195,921)
    Reinsurance receivable.................................  (15,201,266)    (1,353,765)           --
    Federal income tax payable.............................      720,000
    Federal income taxes recoverable.......................                   2,245,530    (1,919,150)
    Accrued investment income..............................     (219,604)      (135,157)      (15,156)
    Other assets...........................................   (1,190,845)    (1,100,239)     (149,552)
    Future policy benefits, claims and funds payable.......   21,938,976      8,611,801    11,805,490
    Reinsurance payable....................................    2,993,400             --            --
    Commissions payable....................................     (184,114)            --            --
    Other liabilities......................................    5,620,060        981,720     1,366,844
    Deferred Policy acquisition costs......................    3,484,165             --            --
    Deferred Reinsurance gain..............................   (3,400,000)            --            --
                                                             -----------   ------------   -----------
Net cash provided by (used in) operating activities........   10,493,762    (10,892,361)    1,779,554
                                                             -----------   ------------   -----------
INVESTING ACTIVITIES
Net disposals (purchases) of furniture and equipment.......      301,954       (763,124)      244,652
Purchase of fixed maturities held-to-maturity..............                      (5,702)
Purchase of fixed maturities available-for-sale............  (33,099,685)   (22,113,291)  (10,977,540)
Decrease in Policy loans, net..............................       (1,779)       (15,435)       (5,205)
Proceeds from sale of fixed maturities
  available-for-sale.......................................    7,836,700      3,528,625       176,925
Proceeds from calls and maturities of fixed maturities
  available-for-sale.......................................   13,317,705     19,722,467    10,747,238
Proceeds from calls and maturities of fixed maturities
  held-to-maturity.........................................    3,023,009         13,131       102,803
                                                             -----------   ------------   -----------
Net cash (used in) provided by investing activities........   (8,622,096)       366,671       288,873
                                                             -----------   ------------   -----------
FINANCING ACTIVITIES
Increase in annuity account balances.......................      482,504      1,269,307     2,926,416
Decrease in annuity account balances.......................   (5,118,224)    (4,387,246)   (2,110,618)
Principal payments on long-term debt.......................     (115,144)      (104,748)      (95,291)
Increase in note receivable................................   (7,367,556)
Proceeds from notes payable................................           --     25,200,000            --
Repayment of note payable..................................  (20,000,000)    (5,200,000)           --
Proceeds from exercise of stock options....................                     141,500        56,863
Proceeds from issuance of common shares....................   37,674,947             --            --
Proceeds from private placement to agents, directors.......           --             --       525,852
Dividends..................................................           --             --    (2,104,708)
Reinsurance ceding allowance, net..........................           --    (14,550,000)           --
                                                             -----------   ------------   -----------
Net cash provided by (used in) financing activities........    5,556,527      2,368,813      (801,486)
                                                             -----------   ------------   -----------
Net increase (decrease) in cash............................    7,428,193     (8,156,877)    1,266,941
Cash and cash equivalents at beginning of year.............    7,602,865     15,759,742    14,492,801
                                                             -----------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $15,031,058   $  7,602,865   $15,759,742
                                                             ===========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest.....................  $ 1,661,880   $  1,012,098   $   812,833
Cash paid (received) during the year for income taxes......  $   650,000   $    590,000   $  (889,762)

          See accompanying notes to consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. (the "Company"), known as Central Reserve Life Corporation prior to December 8, 1998, operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company ("Central"). Central is a life and accident and health insurer, domiciled in Ohio, offering a full range of life, health, and annuity products distributed through general agents and independent writing agents. While Central is licensed in 36 states, approximately 67% of premium volume is generated from seven states: Ohio, Indiana, North Carolina, Arizona, Michigan, South Carolina, and Tennessee. As described more fully in Notes D and I, in the latter half of 1998 and early 1999, the Company completed a quota share reinsurance transaction and two acquisitions, which management anticipates will expand the business of the Company.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ceres Group, Inc. and its wholly-owned subsidiaries, including Central and Provident American Life and Health Insurance Company, collectively referred to herein as the "Company." All intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ from accounting practices prescribed or permitted by the Ohio Department of Insurance (see Note
M). A summary of significant accounting policies is as follows:

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all highly-liquid securities with maturities of 90 days or less when purchased.

  INVESTMENTS

     Investments in bonds and mandatory redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments are reported at fair value, with unrealized holding gains and losses reported as a separate component of shareholders' equity, net of deferred federal income taxes.

     Investments in equity securities and non-redeemable preferred stocks are reported at fair value.

     Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

     Realized gains and losses on the sale of investments are determined using the specific-identification method, and are credited or charged to income.

     The estimated fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  DEFERRED ACQUISITION COSTS

     The costs of acquiring and renewing traditional life insurance, principally commissions, are deferred and amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. In 1998, deferred acquisition costs also include amounts paid to acquire accident and health blocks of business via reinsurance (see Note I).

  PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less allowances for depreciation and amortization. The home office building is depreciated on the straight-line method over 31.5 years, except for certain components which are depreciated over 15 years. Depreciation for other property and equipment is computed on the straight-line basis over the estimated useful lives of the equipment, principally five and seven years.

  POLICY RESERVES

     Liabilities for future policy reserves on ordinary life insurance have generally been provided on a net level premium method based upon estimates of future investment yield, mortality, and withdrawals using the Company's experience and actuarial judgment with an allowance for possible unfavorable deviation from the expected experience. Future policy benefits for annuity policies in the accumulation phase have been calculated based on the participant's aggregate account values. The liability for future policy benefit reserves has been computed using the following assumptions: (i) the guaranteed interest on policies currently being issued is 4.5%, and (ii) estimates of future mortality and withdrawals are based on experience and established industry tables.

  LIFE AND ACCIDENT AND HEALTH CLAIM RESERVES

     Liabilities for unpaid life and accident and health claims, which include a provision for estimated costs to investigate and settle claims, are estimated based upon past experience for pending, incurred but not reported, and reopened claims. Accident and health claims incurred but not reported are computed using actuarially-determined factors based on a combination of claim completion and projected claim cost methods, utilizing durational experience, seasonal cycle, changes in health care practice, changes in inflation rates, and the claims backlog. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

  DEFERRED REINSURANCE GAIN

     Deferred reinsurance gain consists of initial ceding allowances received from reinsurers. Such amounts are amortized into income over the estimated remaining life of the underlying policies reinsured.

  COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. FAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  PREMIUM REVENUE

     Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Amounts received from contracts which do not subject the Company to risks arising from policyholder mortality or morbidity, principally certain deferred and flexible annuity products, are not reflected in premium revenue; rather, such amounts are accounted for as deposits and are included in future policy benefits, losses and claims.

  FEDERAL INCOME TAXES

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

  STOCK-BASED COMPENSATION

     The intrinsic value method of accounting is used for stock-based compensation plans. In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares which are dilutive are included in the computation of diluted earnings per share.

  USE OF ESTIMATES

     The consolidated financial statements reflect estimates and judgments made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses for the reporting period. Actual results could differ significantly from those estimates.

  OPERATING SEGMENTS

     In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. FAS 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  RECLASSIFICATION

     Certain amounts presented in the prior year's financial statements have been reclassified to conform to the current year's method of presentation.

B. EQUITY TRANSACTIONS

     In November 1997, the Company entered into a Stock Purchase Agreement ("Original Stock Purchase Agreement") with Strategic Acquisition Partners, LLC ("Strategic"), wherein the Company agreed to issue and sell 5,000,000 common shares and warrants to purchase an additional 2,500,000 common shares at an exercise price of $6.50 per share, for an aggregate purchase price of $27,500,000. On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement ("New Stock Purchase Agreement") with Strategic and two additional investors: Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners"). The New Stock Purchase Agreement was subsequently approved by shareholders, and accordingly, in July 1998 the Company issued and sold 7,300,000 common shares at $5.50 per share and warrants to purchase an additional 3,650,000 common shares at an exercise price of $5.50 per share, which expire July 2, 2005, and received proceeds of $37,675,000, which are net of transaction expenses.

     In connection with the Original Stock Purchase Agreement, Strategic arranged an interim loan (the "Bridge Loan") of $20,000,000 to the Company. The bridge loan was due June 30, 1998, and bore interest at the prime rate of a major commercial bank. As consideration for the arrangement, the Company issued Strategic warrants to purchase 800,000 common shares at $6.00 per share in December 1997, which expire December 2002, and additional warrants to purchase 200,000 common shares at $6.00 per share in July 1998, which expire on July 2, 2003. Proceeds from the Bridge Loan were used as follows: (i) $5,200,000 was used to repay outstanding bank debt, (ii) $14,000,000 was used by the Company to invest in the statutory surplus of Central, and was evidenced by a surplus note in favor of the Company from Central, and (iii) $800,000 was used to establish an interest reserve at the Company and to pay transaction expenses. The Bridge Loan was repaid in full by the Company in July 1998 from the proceeds received in accordance with the New Stock Purchase Agreement.

C. PRIOR YEAR OPERATING RESULTS

     In 1997 and 1996, the Company incurred net losses of approximately $21,000,000 and $9,300,000, respectively, which resulted in a significantly reduced net capital position. In addition, at December 31, 1997, it was not clear if shareholder approval would be granted for the Original Stock Purchase Agreement or New Stock Purchase Agreement described in Note B. If shareholder approval had not been granted, the Company would have been required to immediately obtain an alternate source of funding in order to repay the Bridge Loan and fund its operations. There was no assurance that such funding could have been obtained at all or on terms favorable to the Company. The failure to obtain such funding could have resulted in Strategic exercising its rights as a secured creditor, and foreclosing upon all the common shares of Central, which were pledged as collateral under the terms of the Bridge Loan. Such action would have made it impossible for the Company to continue operations and/or forced the Company to seek protection under federal bankruptcy law. These matters raised significant doubt at December 31, 1997 about the Company's ability to continue as a going concern.

     As discussed in Note B, the New Stock Purchase Agreement was approved by shareholders, resulting in the Company's receipt of net proceeds of $37,675,000, enabling the Company to satisfy the Bridge Loan obligation and fund operations. In addition, as reported in the accompanying consolidated financial statements, the Company reported profitable operations in the third and fourth quarters of 1998. Accordingly, the matters

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

which raised substantial doubt about the Company's ability to continue as a going concern at December 31, 1997 have been alleviated.

D. BUSINESS COMBINATIONS

  PROVIDENT AMERICAN LIFE AND HEALTH INSURANCE COMPANY

     On December 31, 1998, Central acquired 100% of the outstanding common stock of Provident American Life and Health Insurance Company ("PALHIC") from Provident American Corporation ("PAMCO") for $5,505,000. PALHIC is a life and accident and health insurer, domiciled in Pennsylvania, licensed in 40 states and the District of Columbia, that markets managed care health insurance products to individuals and small businesses, and critical illness coverage. Funds for the acquisition were provided from Central's working capital. This transaction has been accounted for in the accompanying consolidated financial statements in accordance with the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon estimates of their fair values. There is no impact on the accompanying consolidated statement of operations for 1998 as a result of this transaction. Revenues of PALHIC are not material to the consolidated revenues of the Company.

     The fair value of assets acquired totaled $6,472,000, consisted principally of bonds and cash, and liabilities assumed of $967,000, which relate principally to premiums taxes payable.

     Immediately prior to the completion of this transaction, PALHIC ceded 100% of its insurance in force to Provident Indemnity Life Insurance Company ("PILIC"), a subsidiary of PAMCO.

     Effective January 1, 1999, Reassurance Company of Hannover ("Hannover") assumed from PILIC 100% of its accident and health block of business. As of January 1, 1999, Central entered into a separate reinsurance agreement with Hannover, wherein Central assumed from Hannover 10% of the block acquired by Hannover from PILIC.

  CONTINENTAL GENERAL CORPORATION

     On February 17, 1999, the Company acquired 100% of the outstanding common stock of Continental General Corporation ("Continental") from the Western & Southern Life Insurance Company, a mutual life insurance company domiciled in Ohio. Continental is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental General Insurance Company ("CGIC"), a life and accident and health insurer domiciled in Nebraska, licensed in 49 states. CGIC offers Medicare supplement and individual major medical products, distributed through independent agents. CGIC also offers long-term care, ordinary life, universal life, and annuity policies. CGIC has approximately $215,000,000 in premiums in 1998 and at December 31, 1998 had approximately $400,000,000 in assets and $37,000,000 in statutory capital and surplus. Total consideration paid by the Company for the common stock was approximately $84,500,000, and was financed through reinsurance, debt, cash, and an equity offering as described further below. This transaction will be accounted for in accordance with the purchase method.

     Effective February 17, 1999, CGIC entered into a reinsurance treaty with Hannover, whereby CGIC ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provides an initial ceding allowance of $13,000,000, which will be accounted for as a deferred reinsurance gain.

     On February 17, 1999, the Company entered into a $40,000,000 credit facility with a syndicate of major commercial banks. In accordance with the terms of the loan, the first principal payment of $3,000,000 is due February 17, 2000. Quarterly payments are due thereafter as follows: $1,000,000 through February 17, 2001; $1,500,000 thereafter through February 17, 2002; and $2,250,000 every three months thereafter to Febru-

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ary 17, 2005. The loan bears interest at a variable rate (approximately 8.75% at February 17, 1999). The Company has pledged the common stock of Continental and Central as security for the loan. The credit facility prohibits the payment of dividends upon the Company's Common Shares, except upon compliance with certain conditions.

     Effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Strategic and Insurance Partners, wherein the Company issued 2,000,000 common shares at $7.50 per share for $15,000,000.

E. CASH AND INVESTMENTS

     The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 1998, are as follows:

                                                        GROSS UNREALIZED
                                        AMORTIZED    ----------------------    ESTIMATED
                                          COST         GAINS       LOSSES     FAIR VALUE
                                       -----------   ----------   ---------   -----------
Held-to-maturity:
  U.S. Treasury securities...........  $ 4,534,001   $   46,682   $      --   $ 4,580,683
  Mortgage-backed securities:
     Federal Home Loan Mortgage......    2,944,479       38,035          --     2,982,514
     Federal National Mortgage.......    1,421,179       33,574          --     1,454,753
                                       -----------   ----------   ---------   -----------
          Total held-to-maturity.....  $ 8,899,659   $  118,291   $      --   $ 9,017,950
                                       ===========   ==========   =========   ===========
Available-for-sale:
  U.S. Treasury securities...........  $11,137,331   $  243,367   $      --   $11,380,698
  U.S. Agencies......................    3,720,150      147,169          --     3,867,319
  Obligations of states,
     municipalities and political
     subdivisions....................      600,000       13,711          --       613,711
  Corporate bonds....................   43,388,321      866,933    (104,090)   44,151,164
  Canadian bonds.....................    6,800,033      172,228         (36)    6,972,225
  Mortgage-backed securities:
     Federal Home Loan Mortgage......    2,751,593       53,551          --     2,805,144
     Federal National Mortgage.......    3,221,119       26,887          --     3,248,006
     Other...........................    7,553,174      242,006      (1,350)    7,793,830
                                       -----------   ----------   ---------   -----------
          Total available-for-sale...  $79,171,721   $1,765,852   $(105,476)  $80,832,097
                                       ===========   ==========   =========   ===========

     The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 1997, are as follows:

                                                        GROSS UNREALIZED
                                        AMORTIZED    ----------------------    ESTIMATED
                                          COST         GAINS       LOSSES     FAIR VALUE
                                       -----------   ----------   ---------   -----------
Held-to-maturity:
  U.S. Treasury securities...........  $ 7,549,309   $    7,869   $ (52,334)  $ 7,504,844
  Mortgage-backed securities:
     Federal Home Loan Mortgage......    2,928,408       11,389        (767)    2,939,030
     Federal National Mortgage.......    1,397,987       17,353          --     1,415,340
     Other...........................       22,923          163         (32)       23,054
                                       -----------   ----------   ---------   -----------
          Total held-to-maturity.....  $11,898,627   $   36,774   $ (53,133)  $11,882,268
                                       ===========   ==========   =========   ===========

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        GROSS UNREALIZED
                                        AMORTIZED    ----------------------    ESTIMATED
                                          COST         GAINS       LOSSES     FAIR VALUE
                                       -----------   ----------   ---------   -----------
Available-for-sale:
  U.S. Treasury securities...........  $ 8,554,542   $  194,270          --   $ 8,748,812
  U.S. Agencies......................    6,948,504      115,246          --     7,063,750
  Obligations of states,
     municipalities and political
     subdivisions....................      600,000        3,199          --       603,199
  Corporate bonds....................   29,137,110      598,824   $ (83,046)   29,652,888
  Canadian bonds.....................    1,531,661       17,356      (1,377)    1,547,640
  Mortgage-backed securities:
     Federal Home Loan Mortgage......    6,408,695      112,977      (6,415)    6,515,257
     Federal National Mortgage.......    5,427,383       51,161      (6,200)    5,472,344
     Other...........................    8,427,833      172,641    (242,478)    8,357,996
                                       -----------   ----------   ---------   -----------
          Total available-for-sale...  $67,035,728   $1,265,674   $(339,516)  $67,961,886
                                       ===========   ==========   =========   ===========

     The amortized cost and estimated fair value of fixed maturities at December 31, 1998, by contractual maturity, are as follows:

                                                             AMORTIZED     ESTIMATED
                                                               COST       FAIR VALUE
                                                            -----------   -----------
Held-to-maturity:
  Due in one year or less.................................  $ 2,010,793   $ 2,020,348
  Due after one year through five years...................    2,523,208     2,560,335
                                                            -----------   -----------
                                                              4,534,001     4,580,683
  Mortgage-backed securities..............................    4,365,658     4,437,267
                                                            -----------   -----------
          Total held-to-maturity..........................  $ 8,899,659   $ 9,017,950
                                                            ===========   ===========
Available for sale:
  Due in one year or less.................................  $ 7,460,414   $ 7,519,857
  Due after one year through five years...................   40,066,150    40,902,033
  Due after five years through ten years..................   13,907,513    14,255,175
  Due after ten years.....................................    4,211,758     4,308,052
                                                            -----------   -----------
                                                             65,645,835    66,985,117
  Mortgage-backed securities..............................   13,525,886    13,846,980
                                                            -----------   -----------
          Total available-for-sale........................  $79,171,721   $80,832,097
                                                            ===========   ===========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

     Proceeds, gross realized gains and gross realized losses from the sale (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                    1998          1997         1996
                                                 ----------    ----------    --------
Proceeds.......................................  $7,925,902    $3,528,625    $176,925
Gross realized gains...........................     165,261        56,282          --
Gross realized losses..........................      29,397         2,532       5,369

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following is a summary of net investment income by category of investments:

                                                       YEAR ENDED DECEMBER 31
                                               --------------------------------------
                                                  1998          1997          1996
                                               ----------    ----------    ----------
Fixed maturities.............................  $5,433,022    $5,572,238    $5,826,478
Policy loans.................................       5,111         4,865         5,036
Cash equivalents.............................   1,181,595       757,829       688,911
Other........................................     834,452       192,605       180,316
                                               ----------    ----------    ----------
                                               $7,454,180    $6,527,537    $6,700,741
                                               ==========    ==========    ==========

     At December 31, 1998, Central and PALHIC had certificates of deposit and fixed maturity securities with a carrying value of $11,331,796 on deposit with various state insurance departments to satisfy regulatory requirements.

     At December 31, 1998, cash includes $4,345,322 held for self-funded accident and health accounts, which is restricted to use. Central is entitled to investment income from these funds. A corresponding liability is included in the accompanying consolidated financial statements.

     At December 31, 1998, the Company held no unrated or less-than-investment grade bonds. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. These evaluations are considered by the Company in its overall investment strategy.

F. PROPERTY AND EQUIPMENT

     Significant components of property and equipment are stated at cost and are summarized as follows:

                                                                 DECEMBER 31
                                                          --------------------------
                                                             1998           1997
                                                          -----------    -----------
Home office building....................................  $11,059,400    $11,059,400
Land....................................................    1,610,375      1,610,375
Other property and equipment............................    5,674,309      5,976,263
                                                          -----------    -----------
                                                           18,344,084     18,646,038
Less accumulated depreciation...........................    8,282,396      7,679,526
                                                          -----------    -----------
          Total.........................................  $10,061,688     10,966,512
                                                          ===========    ===========

     Other property and equipment consists principally of furniture, fixtures, and data processing equipment. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $874,918, $1,104,230, and $1,136,390, respectively.

G. FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except PALHIC which is required to file a separate return for five years. The provision for federal income tax does not bear the customary relationship to pretax accounting income because of special tax provisions available to life insurance companies. Central receives a benefit provided for "small" life insurance companies.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Federal income tax expense (benefit) is composed of the following:

                                                       YEAR ENDED DECEMBER 31
                                               --------------------------------------
                                                  1998         1997          1996
                                               ----------    ---------    -----------
Current......................................  $1,449,128    $ 590,000    $(2,808,912)
Deferred.....................................    (382,240)    (722,531)       (36,673)
                                               ----------    ---------    -----------
                                               $1,066,888    $(132,531)   $(2,845,585)
                                               ==========    =========    ===========

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S federal income tax rate of 35%. Those effects are summarized as follows:

                                                      YEAR ENDED DECEMBER 31
                                             ----------------------------------------
                                                1998          1997           1996
                                             ----------    -----------    -----------
Expected tax benefit at 35%................  $ (969,070)   $(7,381,110)   $(4,246,883)
Special life insurance deduction...........    (367,254)            --      1,006,747
Tax exempt interest........................     (12,206)       (12,206)       (12,206)
Change in the beginning-of-the-year balance
  of the valuation allowance for deferred
  tax assets allocated to income tax
  expense..................................   2,327,077      6,367,801        (21,953)
Tax rate differential......................      27,688        210,889        121,340
Accrual adjustment.........................          --       (104,166)       (73,382)
IRS audit adjustment.......................          --        590,000             --
Alternative minimum tax....................          --             --        365,000
Other......................................      60,653        196,261         15,752
                                             ----------    -----------    -----------
                                             $1,066,888    $  (132,531)   $(2,845,585)
                                             ==========    ===========    ===========

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2,400,000 of which $215,303 was paid in 1994 and $590,000 paid in 1997. The balance of approximately $1,600,000 relates to whether or not the Company's subsidiary, Central, qualified as a life company for tax purposes. The Company is vigorously protesting the proposed deficiency. Based on discussions with counsel, management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

     If the IRS were to prevail in its position that Central no longer qualified as a life company for tax purposes, approximately $2,600,000 of tax and interest would be payable and federal income taxes would increase in the future. Presently, as a small life company having less than $500,000,000 in total assets, Central is permitted, among other things, a deduction from the first $3,000,000 of income of 60% or $1,800,000. As Central's income increases above $3,000,000, the special deduction is reduced proportionately.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                               1998          1997
                                                            ----------    ----------
Deferred tax assets:
  Reinsurance transactions................................  $8,784,598    $3,400,000
  Deferred acquisition costs..............................      71,591        58,505
  Severance pay...........................................     231,200       238,000
  Alternative minimum tax.................................          --       337,002
  Difference in reserves established for financial
     statement purposes and those for income tax
     purposes.............................................     705,726       773,862
  Net operating loss carryforward.........................     841,340     3,390,010
  Advance premium.........................................     294,270       247,359
  Other...................................................     202,941        95,200
                                                            ----------    ----------
  Gross deferred tax assets...............................  11,131,666     8,539,938
Less valuation allowance..................................   8,987,539     6,660,462
                                                            ----------    ----------
Net deferred assets.......................................   2,144,127     1,879,476
                                                            ----------    ----------
Deferred tax liabilities:
  Net unrealized holding gain.............................     564,528       314,894
  Bond discount accretion.................................     102,120       118,595
  Difference in book and tax depreciation.................      68,000        89,987
                                                            ----------    ----------
Gross deferred tax liabilities............................     734,648       523,476
                                                            ----------    ----------
Deferred tax asset........................................  $1,409,479    $1,356,000
                                                            ==========    ==========

     At December 31, 1998, the Company has a tax net operating loss ("NOL") carryforward of approximately $2,500,000 for federal income tax purposes which expires through 2012. Future changes in ownership, as defined by sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 1998 and 1997, estimates were made as to the potential financial impact on the Company of recent NOLs and the Company's financial condition described in Notes B and C. Management believes that the Company will generate sufficient future taxable income to realize the net deferred tax asset prior to the expiration of any NOLs and that the realization of a $1,409,479 net deferred tax asset is more likely than not.

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated in a memorandum account designated "policyholders' surplus." At December 31, 1998, the accumulated untaxed policyholders' surplus for Central is $2,869,768.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

H. LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses ("CAE"), net of reinsurance recoverables, as follows:

                                                       YEAR ENDED DECEMBER 31
                                               ---------------------------------------
                                                  1998          1997          1996
                                               -----------   -----------   -----------
Balance at beginning of year.................  $56,186,802   $42,909,065   $35,125,467
Reserves on block of business reinsured in
  1998.......................................   23,500,000            --            --
Incurred claims and CAE, net of reinsurance,
  for:
  Current year...............................  116,357,433   206,636,150   196,260,939
  Prior years................................   (1,696,688)    8,274,823     1,134,739
                                               -----------   -----------   -----------
       Total incurred........................  114,660,745   214,910,973   197,395,678
                                               -----------   -----------   -----------
Paid claims and CAE, net of reinsurance, for:
  Current year...............................   89,952,807   144,056,413   153,758,124
  Prior years................................   29,999,535    57,576,823    35,853,956
                                               -----------   -----------   -----------
       Total paid............................  119,952,342   201,633,236   189,612,080
                                               -----------   -----------   -----------
Balance at end of year.......................  $74,395,205   $56,186,802   $42,909,065
                                               ===========   ===========   ===========

     The foregoing indicates that a $1,696,688 redundancy in the 1997 reserves emerged in 1998, and that a $8,274,823 deficiency emerged in 1997. The deficiency in the 1996 reserves resulted from substantial losses developing on insurance plans issued in 1995, and higher utilization than anticipated.

I. REINSURANCE ARRANGEMENTS

  UNITED BENEFIT LIFE INSURANCE COMPANY

     Effective August 1, 1998, Central entered into a reinsurance treaty with United Benefit Life Insurance Company ("UBL"), a life and accident and health insurer in Texas. Under the terms of the treaty, Central agreed to assume 100% of UBL's book of business, until such time as profits earned by Central on the assumed block reach a contractual threshold, which approximates $20,000,000 of pretax income. Upon achieving this threshold, the quota share percentage is reduced from 100% to 80%, until a second threshold, which approximates $16,000,000 in pretax income, is achieved. Upon achieving the second threshold, the quota share percentage is further reduced from 80% to 50%. Central paid to UBL a $20,000,000 ceding allowance in connection with this transaction. In addition, Central entered into an agency arrangement with respect to the marketing of UBL policies with Insurance Advisors of America, Inc. ("IAA"), a subsidiary of United Benefit Managed Care Corporation and an affiliate of UBL, in exchange for a $7,000,000 note receivable. Central recorded a full valuation allowance against such note receivable at December 31, 1998.

     Reserve liabilities assumed by Central under the UBL agreement on August 1, 1998 exceeded the cash transferred to Central by UBL as reimbursement for this assumption by $3,000,000, which is reflected in a note receivable. Subsequent to August 1, 1998, the balance of the note receivable was increased to $7,367,556 as a result of adverse developments in the assumed policy liabilities, net of amounts ceded to Hannover, and net of an allowance for uncollectability. The note receivable is secured by the outstanding common stock and assets of UBL, which assets include real estate, bonds and reinsurance receivables from an unrelated party, and commissions due to IAA. Effective March 17, 1999, the Company and UBL executed an agreement for Central to assume ownership of UBL in satisfaction of the note receivable. The Company anticipates that such transaction will be completed during the second quarter of 1999.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In connection with the UBL reinsurance treaty, Central ceded to Hannover 80% of the book of business assumed from UBL. This treaty provided Central an initial ceding allowance of $20,000,000, which is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements, and will be amortized into income over the duration of the underlying block of business.

  CENTRAL RESERVE LIFE INSURANCE COMPANY

     In December 1997, Central entered into a retroactive reinsurance treaty (the "1997 Treaty") with Hannover. The quota share treaty was effective January 1, 1997, and covered certain group accident and health policies in force and written during 1997. Under the provisions of the 1997 Treaty, Central cedes 50% of the premiums of the eligible policies, and in return receives reimbursement for 50% of the claims paid, plus a commission and expense allowance. In connection with the 1997 Treaty, Central transferred $24,550,000 of reserves to Hannover, and received an initial ceding allowance of $10,000,000, resulting in a net cash transfer of $14,550,000 to Hannover. The initial ceding allowance is reported as a deferred reinsurance gain, in the accompanying consolidated financial statements.

     In the ordinary course of business, Central maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that Central retains on a given policy. For ordinary and group life claims, Central's maximum retention is $50,000, with no retention maintained over age 70. Maximum retention on substandard risks is $10,000. For accident and health claims, maximum retention on individual claims is $500,000.

     The following table summarizes the net impact of reinsurance arrangements on benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                    YEAR ENDED DECEMBER 31
                                         --------------------------------------------
                                             1998            1997            1996
                                         ------------    ------------    ------------
Benefits, claims, losses and settlement
  expenses.............................  $217,747,183    $211,194,654    $204,446,897
Reinsurance recoverable................  (101,688,508)       (418,288)       (769,665)
                                         ------------    ------------    ------------
                                         $116,058,675    $210,776,366    $203,677,232
                                         ============    ============    ============
Underwriting, acquisition and insurance
  expenses:
  Commissions..........................  $ 36,853,066    $ 35,525,295    $ 35,654,815
  Salaries and benefits................    15,717,718      18,112,730      16,855,141
  Taxes, licenses and fees.............     6,448,343       6,366,798       6,136,793
  Other operating expense..............    22,450,200      14,758,817      13,770,924
  Reinsurance expenses.................    13,773,476              --              --
  Reinsurance allowances...............   (40,874,688)             --              --
                                         ------------    ------------    ------------
                                         $ 54,368,115    $ 74,763,640    $ 72,417,673
                                         ============    ============    ============

     Central remains obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

     Other reinsurance arrangements in conjunction with other business combinations are described in Note D.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

J. COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

     On December 16, 1997, Central issued to the Company a $14,000,000 surplus note with interest on the unpaid balance payable quarterly at a fixed rate of 8 1/2%. Central reported the $14,000,000 as surplus rather than a liability in accordance with statutory accounting practices. In June 1998, the Company converted the surplus note into a capital contribution to Central.

     The Company executed a mortgage note payable in December 1990 for $9,000,000 bearing interest at 9 1/2% per annum for 10 years. The Company received $8,500,000 of the funds in December 1990 and the remaining $500,000 in December 1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30 year amortization schedule, of $75,677 for 10 years. After five years, the Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next three years, assuming no prepayments, are $126,572 in 1999, $139,134 in 2000, and $8,018,178 on January 1, 2001.

     At December 31, 1998, the Company maintained a $15,000,000 line of credit arrangement with a major commercial bank for short-term borrowings. There was no amount outstanding on the line of credit at December 31, 1998. Effective February 17, 1999, this line of credit was replaced with a $10,000,000 line of credit with a syndicate of major commercial banks.

K. STOCK-BASED COMPENSATION

     On March 5, 1983, the Company adopted an Incentive Stock Option Plan (the "1983 Plan"). The 1983 Plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation. The following table summarizes data regarding the 1983 Plan.

                                                           1998        1997          1996
                                                         --------    ---------    -----------
Number of shares subject to options:
  Outstanding at beginning of year.....................    65,845      302,740        322,770
  Expired/canceled.....................................   (65,845)    (186,895)            --
  Exercised............................................        --      (50,000)       (20,030)
                                                         --------    ---------    -----------
Outstanding at end of year.............................        --       65,845        302,740
                                                         ========    =========    ===========
Price range of options exercised.......................  $    N/A    $    2.83    $2.83-$6.75

     In 1998, pursuant to various individual employment agreements with certain key officers, and pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain employees. Such grants generally vest over three years, and expire ten years from the date of the grant. Also in 1998, pursuant to an employment contract, the Company provided an award of common shares to a key employee. The number of shares awarded is contingent upon the weighted average fair value of the common shares over specified periods, but is based on a fixed dollar amount. The award vests on July 1, 2001, and management currently estimates that 395,669 shares will be issued at that date, based upon the fair value of the Company's shares at December 31, 1998.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     A summary of the Company's stock option activity, and the related information for the years ended December 31, 1998 is as follows:

                                                                   WEIGHTED-
                                                                    AVERAGE
                                                                   EXERCISE
                                                        OPTIONS      PRICE
                                                       ---------   ---------
Outstanding at January 1, 1998.......................         --        --
Options granted, with exercise prices:
  Greater than fair value at grant date..............    700,000     $8.36
  Equal to fair value at grant date..................    315,000      6.59
  Less than fair value at grant date.................     50,000      5.50
                                                       ---------     -----
Outstanding at December 31, 1998.....................  1,065,000     $7.70
                                                       =========     =====
Exercisable at December 31, 1998.....................    240,000     $7.54
                                                       =========     =====

     Exercise prices for options outstanding at December 31, 1998 ranged from $5.50 to $10.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years.

     In 1998, the Company recognized $866,000 in compensation expense related to stock-based compensation.

     As required by FASB Statement No. 123, Accounting for Stock-Based Compensation,the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Significant underlying assumptions made are summarized as follows:

Risk-free rate of return..........................       4.54%
Dividend yield....................................          0%
Volatility factor.................................      0.592
Expected life of award............................    5 years

     Based on the methodology and assumptions delineated above, the weighted average fair value of options granted in 1998, at grant date, was $3.23 per share. The pro forma impact would be to increase the net loss by $785,540 and increase the net loss per share by $0.10 for the year ended December 31, 1998.

L. PREFERRED SHARES

     The Company has authorized 2,000,000, $.001 par value Non-Voting Preferred Shares. The Company has never issued any Non-Voting Preferred Shares, however, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate,

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. Holders of Non-Voting Preferred Shares shall have no voting rights except as required by law.

M. STATUTORY FINANCIAL INFORMATION

     The Company's insurance subsidiaries, Central and PALHIC, are required to file Annual Statements with state insurance regulatory authorities to whose jurisdiction those entities are subject. These Annual Statements are prepared on an accounting basis prescribed or permitted by the domiciliary state insurance department, which differs from GAAP. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general and administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed.

     The statutory capital and surplus of Central at December 31, 1998, 1997, and 1996, as reported in the Annual Statement filed with regulatory authorities, was $30,418,544, $24,650,804, and $16,595,497, respectively, and the statutory net loss for each of the three years ended December 31, 1998 was $21,162,850, $21,616,489, and $9,321,633, respectively.

     The statutory capital and surplus of PALHIC as reported in its Annual Statement filed with regulatory authorities at December 31, 1998 was $5,392,945.

     At December 31, 1998, total statutory capital and surplus of Central and PALHIC are approximately $27,900,000 and $3,900,000 in excess of minimum regulatory requirements, respectively.

     Central and PALHIC are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. The RBC model serves as a benchmark for the regulation of life and accident and health insurance companies by state insurance regulators. At December 31, 1998, both Central and PALHIC exceeded the minimum RBC requirements.

     The amount of dividends which Central and PALHIC can pay is subject to certain regulatory restrictions. In 1999, Central can pay approximately $1,056,000 in dividends without the prior approval by the Ohio Insurance Commissioner. In 1999, PALHIC cannot pay any dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of its statutory unassigned deficit at December 31, 1998.

N. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

                                                              YEAR ENDED DECEMBER 31
                                                    ------------------------------------------
                                                       1998            1997           1996
                                                    -----------    ------------    -----------
Net loss..........................................  $(3,835,659)   $(20,956,356)   $(9,288,365)
Weighted-average number of common shares
  outstanding.....................................    7,845,172       4,182,672      4,052,314
                                                    -----------    ------------    -----------
Basic and diluted loss per share..................  $     (0.49)   $      (5.01)   $     (2.29)
                                                    ===========    ============    ===========

     In 1998, 1997 and 1996, there were no differences between basic and diluted loss per share because the Company reported net losses in those years, and the exercise of potential shares would therefore have been antidilutive.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

O. EMPLOYEE BENEFIT PLAN

     Effective January 1, 1998, the Company's noncontributory pension plan was converted into a defined contribution 401(k) savings plan (the "Plan"). Employees become eligible to participate in the Plan after six months of service. Based on the provisions of the Plan, participants may contribute up to 10% of their pretax annual compensation. The Plan provides for an 100% employer matching contribution only for that portion of participant contributions made to a fund which holds principally the Company's Shares, up to $1,000 annually. In 1998, total matching contributions expensed by the Company were approximately $52,000.

     Prior to January 1, 1998, the Plan operated as a noncontributory pension plan, covering substantially all employees who had competed six months of service. Vesting in accordance with the Plan began after two years of service, with full vesting after seven years. Total contributions made under the Plan were $1,308,000 in 1997 and $1,214,000 in 1996.

P. OPERATING SEGMENTS

     The Company has identified three distinct operating segments based upon product types, as follows: group life and health, life insurance and annuities, and corporate and other.

     Products included in the group life and health segment include short-term major medical insurance products and comprehensive major medical plans. Group life policies are included in this segment because such policies are issued only in conjunction with health insurance policies, and the costs of administering those policies are incidental to the administration of the related health policies.

     Products included in the life and annuity segment include term insurance, single premium deferred annuities, flexible premium deferred annuities, and single premium immediate annuities. These products are not marketed aggressively by the Company, and are underwritten as an accommodation product. Such products are segregated from the group life and health segment based upon significant differences in the sales and administration of such policies, including the underwriting and claims adjudication process.

     The corporate and other segment encompasses all other activities of the organization, including interest income and expense of the parent company.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments, and are summarized in the following tables:

                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Group Life and Health
  Revenues:
     Net Premiums...............................  $160,201,806    $258,170,130    $257,495,315
     Investment income..........................     5,817,656       5,021,692       5,014,262
     Other income...............................     1,696,690              --              --
                                                  ------------    ------------    ------------
                                                   167,716,152    $263,191,822     262,509,577
                                                  ============    ============    ============
  Expenses:
     Benefits and claims........................   114,181,891     208,933,873     202,074,527
     Other operating expenses...................    52,762,598      73,589,360      70,960,571
                                                  ------------    ------------    ------------
                                                   166,944,489     282,523,233     273,035,098
                                                  ============    ============    ============
  Segment profit (loss) before federal income
     taxes......................................  $    771,663    $(19,331,411)   $(10,525,521)
                                                  ============    ============    ============

Life and Annuity
  Revenues:
     Net premiums...............................  $    583,091    $    689,177    $    680,022
     Investment income..........................     1,362,251       1,459,718       1,506,162
                                                  ------------    ------------    ------------
                                                     1,945,342       2,148,895       2,186,184
                                                  ============    ============    ============
  Expenses:
     Benefits and claims........................     1,876,784       1,842,493       1,602,705
     Other operating expenses...................       366,505         551,986         767,474
                                                  ------------    ------------    ------------
                                                     2,243,289       2,394,479       2,370,179
                                                  ============    ============    ============
  Segment profit (loss) before federal income
     taxes......................................  $   (297,947)   $   (245,584)   $   (183,995)
                                                  ============    ============    ============

Corporate and Other
  Revenues:
     Investment income..........................  $    485,130    $    192,605    $    189,834
                                                  ============    ============    ============
  Expenses:
     Interest and financing expenses............     1,841,334       1,078,198         812,833
     Other operating expenses...................     1,886,283         626,299         801,435
                                                  ------------    ------------    ------------
                                                     3,727,617       1,704,497       1,614,268
                                                  ============    ============    ============
     Segment profit (loss) before federal income
       taxes....................................  $ (3,242,487)   $ (1,511,892)   $ (1,424,434)
                                                  ============    ============    ============

     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 1998, 1997 and 1996, which included certain reclassifications.

Q. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments are based upon quoted market prices, where available, or on values obtained from independent pricing services. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, changes in assumptions could cause these estimates to vary materially. In that regard, the derived fair value estimates

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.

     The tax ramifications of the related unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures:

          INVESTMENT SECURITIES -- Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services.

          CASH, CASH EQUIVALENTS, PREMIUMS RECEIVABLE, NOTE RECEIVABLE, REINSURANCE RECEIVABLE, AND POLICY LOANS -- The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

          ANNUITY CONTRACTS -- The fair value for the annuity reserves included in the liability for future policy benefit, losses and claims is the amount payable on demand.

          OTHER POLICYHOLDERS' FUNDS -- The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

          MORTGAGE NOTE PAYABLE, NOTE PAYABLE AND REINSURANCE PAYABLE -- The carrying amount reported in the consolidated balance sheets for the mortgage note payable and note payable approximates their fair value.

     Carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

                                                   1998                          1997
                                        --------------------------    --------------------------
                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                          AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                        -----------    -----------    -----------    -----------
ASSETS
Investments:
  Fixed maturities held to maturity...  $ 8,899,659    $ 9,017,950    $11,898,627    $11,882,268
  Fixed maturities available for
     sale.............................   80,832,097     80,832,097     67,961,886     67,961,886
  Policy loans........................       94,432         94,432         96,211         96,211
Cash and cash equivalents.............   19,376,380     19,376,380     11,533,821     11,533,821
Premiums receivable...................    2,203,690      2,203,690      2,098,243      2,098,243
Reinsurance receivable................   41,417,031     41,417,031     26,215,765     26,215,765
Note receivable.......................    7,367,556      7,367,556             --             --
LIABILITIES
Annuity reserve.......................  $18,224,007    $18,083,915    $21,736,606    $21,454,000
Other policyholders' funds............    8,845,829      8,845,829      7,565,341      7,565,341
Mortgage note payable.................    8,283,884      8,283,884      8,399,028      8,399,028
Note payable..........................           --             --     20,000,000     20,000,000

R. CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of fixed maturity investments, cash, cash equivalents and reinsurance receivable.

                        DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Company maintains cash and short-term investments with various financial institutions, and the Company performs periodic evaluations of the relative credit standings of those financial institutions.

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 1998, Hannover maintains an "A" rating from the A.M. Best Company. The Company performs periodic evaluation of this reinsurer's credit standing.

S. QUARTERLY RESULTS OF OPERATIONS -- (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997:

                                        FIRST         SECOND          THIRD         FOURTH
                                     -----------    -----------    -----------    -----------
1998:
  Revenues.........................  $38,104,509    $40,256,756    $45,412,071    $46,373,288
  Benefits and claims..............   30,642,992(a)  31,289,280(a)  30,081,923     24,044,480
  Commissions and general
     expenses......................    9,819,628(a)  12,022,271(a)  14,927,038     20,087,783(b)
  Net (loss) income................   (2,358,111)    (3,054,795)       403,110      1,174,137
  Basic (loss) earnings per
     share(c)......................         (.56)          (.73)           .04            .10
  Diluted (loss) earnings per
     share(c)......................         (.56)          (.73)           .03            .09
1997:
  Revenues.........................  $68,849,774    $66,511,467    $64,473,579    $65,698,502
  Benefits and claims..............   53,204,489     51,696,958     50,496,272     55,378,647
  Commissions and general
     expenses......................   17,948,310     19,033,608     18,124,136     20,739,789
  Net loss.........................   (1,828,025)    (3,548,099)    (4,431,494)   (11,148,738)
  Basic loss per share.............         (.44)          (.85)         (1.06)         (2.66)
  Diluted loss per share...........         (.44)          (.85)         (1.06)         (2.66)

---------------

(a) In 1998, the Company reclassified certain items from commissions and general expenses to benefits and claims related to the first and second quarters. There was no effect on earnings (loss) or the per share amounts resulting from these reclassifications.

(b) Includes $3,700,000 related to policy administration fees expensed to Hannover in 1998.

(c) The sum of basic and diluted income (loss) per share by quarter does not agree with the amounts reported on the statement of operations due to the issuance of 7,300,000 Company Common Shares in July 1998.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                            ASSETS
Investments in subsidiaries*................................  $25,344,127   $ 5,006,254
Property and equipment......................................    9,076,024     9,525,416
Cash and cash equivalents...................................   11,174,736       821,054
Surplus note receivable*....................................           --    14,000,000
Other.......................................................      734,014       626,585
                                                              -----------   -----------
                                                              $46,328,901   $29,979,309
                                                              ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $ 2,209,303   $    68,439
  Note payable..............................................           --    20,000,000
  Mortgage note payable.....................................    8,283,884     8,399,028
                                                              -----------   -----------
                                                               10,493,187    28,467,467
                                                              ===========   ===========

Shareholders' equity:
  Common stock..............................................       11,495     2,097,586
  Paid-in capital...........................................   43,883,357     4,122,319
  Retained earnings (deficit)...............................   (9,154,986)   (5,319,327)
  Accumulated other comprehensive income....................    1,095,848       611,264
                                                              -----------   -----------
                                                               35,835,714     1,511,842
                                                              -----------   -----------
                                                              $46,328,901   $29,979,309
                                                              ===========   ===========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             YEAR ENDED DECEMBER 31
                                                    -----------------------------------------
                                                       1998           1997           1996
                                                    -----------   ------------   ------------
REVENUES
  Dividend from subsidiaries*.....................  $        --   $         --   $  1,500,000
  Inter-company fees*.............................      930,000      1,310,000      1,210,000
  Other investment income.........................      293,344             --             --
                                                    -----------   ------------   ------------
                                                      1,223,344      1,310,000      2,710,000

EXPENSES
Operating expenses................................    3,712,293      1,690,205      1,314,012
                                                    -----------   ------------   ------------
(Loss) income before equity in earnings of subsid-
  iaries..........................................   (2,488,949)      (380,205)     1,395,988
Equity in losses of subsidiaries (net of
  dividends)......................................   (1,134,710)   (20,576,151)   (10,684,353)
                                                    -----------   ------------   ------------
     Net loss.....................................  $(3,835,659)  $(20,956,356)  $ (9,288,365)
                                                    ===========   ============   ============

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CERES GROUP, INC. (PARENT ONLY)

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             YEAR ENDED DECEMBER 31
                                                    -----------------------------------------
                                                        1998           1997          1996
                                                    ------------   ------------   -----------
Operating activities
Net (loss) income before equity in subsidiaries...  $ (2,488,949)  $   (380,205)  $ 1,395,988
  Change in accounts payable......................     2,140,864          9,703        41,498
  Depreciation....................................       449,392        449,392       444,052
  Change in other assets..........................      (107,428)      (166,525)     (221,953)
                                                    ------------   ------------   -----------
Net cash (used in) provided by operating
  activities......................................        (6,121)       (87,635)    1,659,585

Investing activities
  Surplus note receivable*........................    14,000,000    (14,000,000)           --
  Contribution to subsidiary surplus*.............   (21,200,000)    (5,000,000)           --
  Purchase of property and equipment..............            --       (267,000)     (208,375)
                                                    ------------   ------------   -----------
Net cash used in investing activities.............    (7,200,000)   (19,267,000)     (208,375)

Financing activities
  Proceeds from note payable......................            --     25,200,000            --
  Repayment of note payable.......................   (20,000,000)    (5,200,000)           --
  Dividends paid..................................            --             --    (2,104,708)
  Issuance of common stock........................    37,674,947        141,500       582,715
  Decrease in mortgage payable....................      (115,144)      (104,748)      (95,291)
                                                    ------------   ------------   -----------
Net cash provided by (used in) financing
  activities......................................    17,559,803     20,036,752    (1,617,284)
                                                    ------------   ------------   -----------
Net increase (decrease) in cash...................    10,353,682        682,117      (166,074)
Cash and cash equivalents at beginning of year....       821,054        138,937       305,011
                                                    ------------   ------------   -----------
Cash and cash equivalents at end of year..........  $ 11,174,736   $    821,054   $   138,937
                                                    ============   ============   ===========

---------------

*Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                   FUTURE         OTHER                                       BENEFITS
                                                   POLICY         POLICY                                       CLAIMS
                                   DEFERRED       BENEFITS        CLAIMS                         NET         LOSSES AND
                                 ACQUISITION       LOSSES      AND BENEFITS     PREMIUM       INVESTMENT     SETTLEMENT
                                    COSTS        AND CLAIMS      PAYABLE        REVENUE         INCOME        EXPENSES
------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
  Group life and health........   $3,400,000    $ 2,418,631    $74,310,205    $160,201,806    $5,646,805    $114,181,891
  Life insurance and
    annuities..................      278,301     20,299,231         85,000         583,091     1,322,245       1,876,784
  Corporate and other..........      131,436             --             --              --       485,130              --
                                  ----------    -----------    -----------    ------------    ----------    ------------
        Total..................   $3,809,737    $22,717,862    $74,395,205    $160,784,897    $7,454,180    $116,058,675
                                  ==========    ===========    ===========    ============    ==========    ============

Year ended December 31, 1997
  Group life and health........   $       --    $   788,438    $56,128,420    $258,170,130    $4,875,214    $208,933,873
  Life insurance and
    annuities..................      325,572     23,760,693         58,382         689,177     1,459,718       1,842,493
  Corporate and other..........           --        354,366             --              --       192,605              --
                                  ----------    -----------    -----------    ------------    ----------    ------------
        Total..................   $  325,572    $24,903,497    $56,186,802    $258,859,307     6,527,537     210,776,366
                                  ==========    ===========    ===========    ============    ==========    ============

Year ended December 31, 1996
  Group life and health........   $       --    $ 8,025,093    $42,889,233    $257,495,315    $5,014,262    $202,074,527
  Life insurance and
    annuities..................      321,567     25,388,607         19,832         680,022     1,506,163       1,602,705
  Corporate and other..........           --        328,119             --              --       180,316              --
                                  ----------    -----------    -----------    ------------    ----------    ------------
        Total..................   $  321,567    $33,741,819    $42,909,065    $258,175,337     6,700,741     203,677,232
                                  ==========    ===========    ===========    ============    ==========    ============


                                 AMORTIZATION
                                 OF DEFERRED
                                 ACQUISITION     OPERATING
                                     COST         EXPENSES
-----------------------------------------------------------
Year ended December 31, 1998
  Group life and health........    $600,000     $52,162,598
  Life insurance and
    annuities..................      47,271         319,234
  Corporate and other..........          --       1,886,283
                                   --------     -----------
        Total..................    $647,271     $54,368,115
                                   ========     ===========
Year ended December 31, 1997
  Group life and health........    $     --     $73,589,360
  Life insurance and
    annuities..................       4,005         547,981
  Corporate and other..........          --       1,704,497
                                   --------     -----------
        Total..................    $  4,005     $75,841,838
                                   ========     ===========
Year ended December 31, 1996
  Group life and health........    $     --     $70,960,571
  Life insurance and
    annuities..................     111,807         655,667
  Corporate and other..........          --       1,614,268
                                   --------     -----------
        Total..................    $111,807     $73,230,506
                                   ========     ===========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES

                                  REINSURANCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                            PERCENTAGE
                                                               CEDED TO     ASSUMED FROM                    OF AMOUNT
                                                GROSS           OTHER          OTHER            NET         ASSUMED TO
                                                AMOUNT        COMPANIES      COMPANIES         AMOUNT          NET
----------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1998
  Life insurance in force.................  $1,239,853,000   $ 88,477,000   $        --    $1,151,376,000
                                            ==============   ============   ===========    ==============      ====

Premiums
  Life insurance..........................  $    6,816,641   $    200,451   $        --    $    6,616,190
  Accident and health insurance...........     258,051,545    149,805,223    45,922,385       154,168,707        30%
                                            --------------   ------------   -----------    --------------      ----
                                            $  264,868,186   $150,005,674   $45,922,385    $  160,784,897        29%
                                            ==============   ============   ===========    ==============      ====

Year ended December 31, 1997
  Life insurance in force.................  $1,192,280,000   $ 95,249,000   $        --    $1,097,031,000
                                            ==============   ============   ===========    ==============      ====

Premiums
  Life insurance..........................  $    7,003,747   $    166,034   $        --    $    6,837,713
  Accident and health insurance...........     255,157,596      3,136,002            --       252,021,594
                                            --------------   ------------   -----------    --------------      ----
                                            $  262,161,343   $  3,302,036   $        --    $  258,859,307
                                            ==============   ============   ===========    ==============      ====

Year ended December 31, 1996
  Life insurance in force.................  $1,293,673,000   $ 80,895,000   $        --    $1,212,778,000
                                            ==============   ============   ===========    ==============      ====

Premiums
  Life insurance..........................  $    7,829,103   $    113,910   $        --    $    7,715,193
  Accident and health insurance...........     252,246,994      1,786,850            --       250,460,144
                                            --------------   ------------   -----------    --------------      ----
                                            $  260,076,097   $  1,900,760   $        --    $  258,175,337
                                            ==============   ============   ===========    ==============      ====

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported on Form 8-K/A dated August 27, 1998, the Company appointed Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1998 to replace the firm of KPMG LLP which was dismissed as auditors of the Company effective August 27, 1998. There were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement to Stockholders in connection with its annual meeting of Stockholders to be held on June 10, 1999, as well as Part I of this Annual Report on Form 10-K. The Company expects to file its Proxy Statement by April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement to Stockholders in connection with its annual meeting of Stockholders to be held on June 10, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement to Stockholders in connection with its annual meeting of Stockholders to be held on June 10, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement to Stockholders in connection with its annual meeting of Stockholders to be held on June 10, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

          Ceres Group, Inc. and Subsidiaries: Audit Report.

          Consolidated Balance Sheets -- December 31, 1998 and 1997.

          Consolidated Statements of Operations -- Years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

          Ceres Group, Inc.:

          II.  Condensed Financial Information of Registrant.

          III. Supplementary Insurance Information.

          IV.  Reinsurance.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K:

         Current report on Form 8-K dated November 5, 1998 announcing the Company's definitive agreement to purchase Continental General Corporation and its wholly-owned insurance subsidiary.

         Attached as exhibits were: 99.1 Press release dated November 5, 1998, issued by the Company.

         Current report on Form 8-K dated December 8, 1998 announcing the Company's name change and reincorporation in the state of Delaware.

         Attached as exhibits were:

           2.1 Merger Agreement and Plan of Reorganization dated December 8, 1998 between Central Reserve Life Corporation and Ceres Group, Inc.

           3.1 Certificate of Incorporation of Ceres Group, Inc. as filed with Secretary of State of Delaware on October 22, 1998.

           3.2 Bylaws of Ceres Group, Inc.

     (c) Exhibits

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession
       (1)  Stock Purchase Agreement, dated as of       0-8483           8-K    Dec. 1997     2.1
            November 26, 1997, by and between
            Strategic Partners and Central
            Reserve.
       (2)  Amendment No. 1 to Stock Purchase           0-8483           8-K    Dec. 1997     2.1
            Agreement, dated as of December 16,
            1997, by and between Strategic
            Partners and Central Reserve.
       (3)  Amended and Restated Stock Purchase         0-8483          10-K    Mar. 1998     2.2
            Agreement, dated March 30, 1998, by
            and among Strategic Partners,
            Insurance Partners, L.P., Insurance
            Partners Offshore (Bermuda), L.P. and
            Central Reserve.
       (4)  Merger Agreement and Plan of                0-8483           8-K    Dec. 1998     2.1
            Reorganization dated December 8, 1998
            between Central Reserve Life
            Corporation and Ceres Group, Inc.
       (5)  Stock Purchase Agreement dated as of        0-8483           8-K    Feb. 1999     2.2
            November 4, 1998 between The Western
            and Southern Life Insurance Company
            and Ceres Group, Inc.
 (3)  Articles of Incorporation and By-laws
       (1)  Amended Articles of Incorporation           0-8483          10-K    Mar. 1992    3(a)
       (2)  Code of Regulations                         0-8483          10-K    Mar. 1992    3(b)
       (3)  Amended Articles of Incorporation           0-8483          10-K    Mar. 1998    3(c)
       (4)  Certificate of Incorporation of Ceres       0-8483           8-K    Dec. 1998     3.1
            Group, Inc. as filed with Secretary of
            Delaware on October 22, 1998
       (5)  By-laws of Ceres Group, Inc.                0-8483           8-K    Dec. 1998     3.2
 (4)  Instruments defining the rights of security
      holders, including indentures
       (1)  Voting Agreement, dated as of July 1,            *                                4.1
            1998, by and among Ceres Group, Inc.
            (as successor-in-interest to Central
            Reserve Life Corporation) and the
            security holders listed on the
            signature pages thereof.

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
       (2)  Stockholders Agreement, dated as of              *                                4.2
            July 1, 1998, by and among Ceres
            Group, Inc. (as successor-in-interest
            to Central Reserve Life Corporation)
            and the security holders listed on the
            signature pages thereof.
       (3)  Registration Rights Agreement, dated             *                                4.3
            as of July 1, 1998, between Ceres
            Group, Inc. (as successor-in-interest
            to Central Reserve Life Corporation)
            and the persons and entities set forth
            on the signature pages attached
            thereto.
       (4)  Amendment No. 1 to Registration Rights      0-8483           8-K    Feb. 1999     4.4
            Agreement, dated as of February 17,
            1999, between Ceres Group, Inc. (as
            successor-in-interest to Central
            Reserve Life Corporation) and the
            persons and entities set forth on the
            signature pages attached thereto.
(10)  Material Contracts
       (1)  Incentive Stock Option Plan                 0-8483          10-K    Mar. 1992    10(b)
       (2)  Agreement of Lease                          0-8483          10-K    Mar. 1992    10(c)
       (3)  Mortgage Note                               0-8483          10-K    Mar. 1992    10(d)
       (4)  Mortgage                                    0-8483          10-K    Mar. 1992    10(e)
       (5)  Employment Contract                         0-8483          10-K    Mar. 1993    10(a)
       (6)  Credit Agreement, dated as of December      0-8483           8-K    Dec. 1997    10.1
            16, 1997, by and between Central
            Reserve and Strategic Partners.
       (7)  Pledge Agreement, dated as of December      0-8483           8-K    Dec. 1997    10.2
            16, 1997, by and between Central
            Reserve and Strategic Partners
       (8)  Promissory Note, dated as of December       0-8483           8-K    Dec. 1997    10.3
            16, 1997, by Central Reserve in favor
            of Strategic Partners.
       (9)  Warrant to purchase Common Shares,          0-8483           8-K    Dec. 1997    10.4
            dated December 16, 1997, by Central
            Reserve in favor of Peter W. Nauert.
      (10)  Warrant to purchase Common Shares,          0-8483           8-K    Dec. 1997    10.5
            dated December 16, 1997, by Central
            Reserve in favor of the Turkey Vulture
            Fund XIII, Ltd.
      (11)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.6
            15, 1997, by and between Fred Lick,
            Jr. and Central Reserve
      (12)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.7
            15, 1997, by and between Fred Lick,
            Jr. and CRL.

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
      (13)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.8
            16, 1997, by and between Frank Grimone
            and Central Reserve and CRL.
      (14)  The Central Reserve Life Insurance          0-8483           8-K    Dec. 1997    10.9
            Company Severance Benefit Plan.
      (15)  Reinsurance Agreement between Central       0-8483          10-K    Mar. 1998    10.10
            Reserve Life Insurance Company and
            Reassurance Company of Hannover.
      (16)  Amendment No. 1 to Credit Agreement,        0-8483          10-K    Mar. 1998    10.11
            dated as of March 25, 1998 by and
            between Central Reserve and Strategic
            Partners.
      (17)  Administrative Services Agreement,          0-8483        10-K/A    Mar. 1998    10.12
            dated March 25, 1998 by and between
            Mutual Management Company, Inc. and
            Central Reserve Life Insurance
            Company.
      (18)  Amendment No. 1 to Warrant to purchase      0-8483          10-K    Mar. 1998    10.13
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of Peter
            Nauert.
      (19)  Amendment No. 1 to Warrant to purchase      0-8483          10-K    Mar. 1998    10.14
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of the Turkey
            Vulture Fund XIII, Ltd.
      (20)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.15
            1998, by and between Val Rajic and
            Central Reserve Life Corporation
      (21)  Employment agreement dated June 1,          0-8483          10-Q    Sept. 1998   10.16
            1998, by and between James Weisbarth
            and Central Reserve Life Insurance
            Company
      (22)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.17
            1998, by and between Peter Nauert and
            Central Reserve Life Corporation
      (23)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.18
            1998, by and between Frank Grimone and
            Central Reserve Life Insurance Company
            and Central Reserve Life Corporation
      (24)  Employment agreement dated June 1,          0-8483          10-Q    Sept. 1998   10.19
            1998, by and between Glen Laffoon and
            Central Reserve Life Insurance Company
      (25)  Employment agreement dated October 1,            *                               10.20
            1998, by and between Charles Miller
            and Central Reserve Life Corporation
      (26)  Reinsurance Agreement dated February             *                               10.21
            1, 1999, between Continental General
            Life Insurance Company and Reassurance
            Company of Hannover
      (27)  Credit Agreement dated February 17,         0-8483           8-K    Feb. 1999    10.22
            1999, among Ceres Group, Inc., the
            lending institutions and The Chase
            Manhattan Bank, as Administrative
            Agent

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
(16)  Letter re: change in certifying accountant
       (1)  Letter regarding change in certifying       0-8483           8-K    Aug. 1998    16.1
            accountant.
(21)  Subsidiaries of the registrant
       (1)  Subsidiaries                                     *                               21
(23)  Consents of experts and counsel
       (1)  Consent of Ernst & Young LLP                     *                               23.1
       (2)  Consent of KPMG LLP                              *                               23.2
(27)  Financial Data Schedule
       (1)  Financial Data Schedule                          *                               27
(99)  Additional Exhibits
       (1)  Press Release dated July 6, 1998            0-8483           8-K    Jul. 1998    99.3
       (2)  Press Release dated August 3, 1998          0-8483           8-K    Aug. 1998    99.1
       (3)  Press Release dated November 5, 1998        0-8483           8-K    Nov. 1998    99.1
       (4)  Press Release dated December 30, 1998       0-8483           8-K    Dec. 1998    99.1

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      CERES GROUP, INC.

                                                      By:   /s/ PETER W. NAUERT
                                                            --------------------------
                                                            Peter W. Nauert, President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                        DATE                                            SIGNATURE AND CAPACITY
----------------------------------------------------- ------------------------------------------------------------

March 23, 1999                                        By:   /s/ FRED LICK, JR.
                                                         ---------------------------------------------------------
                                                            Fred Lick, Jr., Chairman of the Board of Directors

March 18, 1999                                        By:   /s/ PETER W. NAUERT
                                                         ---------------------------------------------------------
                                                            Peter W. Nauert, President and Chief Executive Officer

March 18, 1999                                        By:   /s/ CHARLES E. MILLER, JR.
                                                         ---------------------------------------------------------
                                                            Charles E. Miller, Jr., Executive Vice President
                                                            and Principal Financial and Accounting Officer

March 23, 1999                                        By:   /s/ ANDREW A. BOEMI
                                                         ---------------------------------------------------------
                                                            Andrew A. Boemi, Director

March 18, 1999                                        By:   /s/ MICHAEL A. CAVATAIO
                                                         ---------------------------------------------------------
                                                            Michael A. Cavataio, Director

March 18, 1999                                        By:   /s/ BRADLEY E. COOPER
                                                         ---------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 23, 1999                                        By:   /s/ JOHN F. NOVATNEY, JR.
                                                         ---------------------------------------------------------
                                                            John F. Novatney, Director

March 23, 1999                                        By:   /s/ RICHARD M. OSBORNE
                                                         ---------------------------------------------------------
                                                            Richard M. Osborne, Director

March 18, 1999                                        By:   /s/ ROBERT A. SPASS
                                                         ---------------------------------------------------------
                                                            Robert A. Spass, Director

March 18, 1999                                        By:   /s/ MARK H. TABAK
                                                         ---------------------------------------------------------
                                                            Mark H. Tabak, Director

                               INDEX TO EXHIBITS

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession
       (1)  Stock Purchase Agreement, dated as of       0-8483           8-K    Dec. 1997     2.1
            November 26, 1997, by and between
            Strategic Partners and Central
            Reserve.
       (2)  Amendment No. 1 to Stock Purchase           0-8483           8-K    Dec. 1997     2.1
            Agreement, dated as of December 16,
            1997, by and between Strategic
            Partners and Central Reserve.
       (3)  Amended and Restated Stock Purchase         0-8483          10-K    Mar. 1998     2.2
            Agreement, dated March 30, 1998, by
            and among Strategic Partners,
            Insurance Partners, L.P., Insurance
            Partners Offshore (Bermuda), L.P. and
            Central Reserve.
       (4)  Merger Agreement and Plan of                0-8483           8-K    Dec. 1998     2.1
            Reorganization dated December 8, 1998
            between Central Reserve Life
            Corporation and Ceres Group, Inc.
       (5)  Stock Purchase Agreement dated as of        0-8483           8-K    Feb. 1999     2.2
            November 4, 1998 between The Western
            and Southern Life Insurance Company
            and Ceres Group, Inc.
 (3)  Articles of Incorporation and By-laws
       (1)  Amended Articles of Incorporation           0-8483          10-K    Mar. 1992    3(a)
       (2)  Code of Regulations                         0-8483          10-K    Mar. 1992    3(b)
       (3)  Amended Articles of Incorporation           0-8483          10-K    Mar. 1998    3(c)
       (4)  Certificate of Incorporation of Ceres       0-8483           8-K    Dec. 1998     3.1
            Group, Inc. as filed with Secretary of
            Delaware on October 22, 1998
       (5)  By-laws of Ceres Group, Inc.                0-8483           8-K    Dec. 1998     3.2
 (4)  Instruments defining the rights of security
      holders, including indentures
       (1)  Voting Agreement, dated as of July 1,            *                                4.1
            1998, by and among Ceres Group, Inc.
            (as successor-in-interest to Central
            Reserve Life Corporation) and the
            security holders listed on the
            signature pages thereof.

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
       (2)  Stockholders Agreement, dated as of              *                                4.2
            July 1, 1998 by and among Ceres Group,
            Inc. (as successor-in-interest to
            Central Reserve Life Corporation) and
            the security holders listed on the
            signature pages thereof.
       (3)  Registration Rights Agreement, dated             *                                4.3
            as of July 1, 1998 between Ceres
            Group, Inc. (as successor-in-interest
            to Central Reserve Life Corporation)
            and the persons and entities set forth
            on the signature pages attached
            thereto.
       (4)  Amendment No. 1 to Registration Rights      0-8483           8-K    Feb. 1999     4.4
            Agreement, dated as of February 17,
            1999, between Ceres Group, Inc. (as
            successor-in-interest to Central
            Reserve Life Corporation) and the
            persons and entities set forth on the
            signature pages attached thereto.
(10)  Material Contracts
       (1)  Incentive Stock Option Plan                 0-8483          10-K    Mar. 1992    10(b)
       (2)  Agreement of Lease                          0-8483          10-K    Mar. 1992    10(c)
       (3)  Mortgage Note                               0-8483          10-K    Mar. 1992    10(d)
       (4)  Mortgage                                    0-8483          10-K    Mar. 1992    10(e)
       (5)  Employment Contract                         0-8483          10-K    Mar. 1993    10(a)
       (6)  Credit Agreement, dated as of December      0-8483           8-K    Dec. 1997    10.1
            16, 1997, by and between Central
            Reserve and Strategic Partners.
       (7)  Pledge Agreement, dated as of December      0-8483           8-K    Dec. 1997    10.2
            16, 1997, by and between Central
            Reserve and Strategic Partners.
       (8)  Promissory Note, dated as of December       0-8483           8-K    Dec. 1997    10.3
            16, 1997, by Central Reserve in favor
            of Strategic Partners.
       (9)  Warrant to purchase Common Shares,          0-8483           8-K    Dec. 1997    10.4
            dated December 16, 1997, by Central
            Reserve in favor of Peter W. Nauert.
      (10)  Warrant to purchase Common Shares,          0-8483           8-K    Dec. 1997    10.5
            dated December 16, 1997, by Central
            Reserve in favor of the Turkey Vulture
            Fund XIII, Ltd.
      (11)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.6
            15, 1997, by and between Fred Lick,
            Jr. and Central Reserve.
      (12)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.7
            15, 1997, by and between Fred Lick,
            Jr. and CRL.

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
      (13)  Employment Agreement, dated December        0-8483           8-K    Dec. 1997    10.8
            16, 1997, by and between Frank Grimone
            and Central Reserve and CRL.
      (14)  The Central Reserve Life Insurance          0-8483           8-K    Dec. 1997    10.9
            Company Severance Benefit Plan.
      (15)  Reinsurance Agreement between Central       0-8483          10-K    Mar. 1998    10.10
            Reserve Life Insurance Company and
            Reassurance Company of Hannover.
      (16)  Amendment No. 1 to Credit Agreement,        0-8483          10-K    Mar. 1998    10.11
            dated as of March 25, 1998 by and
            between Central Reserve and Strategic
            Partners.
      (17)  Administrative Services Agreement,          0-8483        10-K/A    Mar. 1998    10.12
            dated March 25, 1998 by and between
            Mutual Management Company, Inc. and
            Central Reserve Life Insurance
            Company.
      (18)  Amendment No. 1 to Warrant to purchase      0-8483          10-K    Mar. 1998    10.13
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of Peter
            Nauert.
      (19)  Amendment No. 1 to Warrant to purchase      0-8483          10-K    Mar. 1998    10.14
            Common Shares, dated March 30, 1998 by
            Central Reserve in favor of the Turkey
            Vulture Fund XIII, Ltd.
      (20)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.15
            1998, by and between Val Rajic and
            Central Reserve Life Corporation.
      (21)  Employment agreement dated June 1,          0-8483          10-Q    Sept. 1998   10.16
            1998, by and between James Weisbarth
            and Central Reserve Life Insurance
            Company
      (22)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.17
            1998, by and between Peter Nauert and
            Central Reserve Life Corporation.
      (23)  Employment agreement dated June 30,         0-8483          10-Q    Sept. 1998   10.18
            1998, by and between Frank Grimone and
            Central Reserve Life Insurance Company
            and Central Reserve Life Corporation.
      (24)  Employment agreement dated June 1,          0-8483          10-Q    Sept. 1998   10.19
            1998, by and between Glen Laffoon and
            Central Reserve Life Insurance
            Company.
      (25)  Employment agreement dated October 1,            *                               10.20
            1998, by and between Charles Miller
            and Central Reserve Life Corporation.
      (26)  Reinsurance Agreement dated February             *                               10.21
            1, 1999, between Continental General
            Life Insurance Company and Reassurace
            Company of Hannover.
      (27)  Credit Agreement dated February 17,         0-8483           8-K    Feb. 1999    10.22
            1999, among Ceres Group, Inc., the
            lending institutions and The Chase
            Manhattan Bank, as Administrative
            Agent.

                                                    INCORPORATED BY
                                                     REFERENCE TO
                                                    REGISTRATION OR   FORM OR                EXHIBIT
                     EXHIBITS                         FILE NUMBER     REPORT       DATE      NUMBER
                     --------                       ---------------   -------   -----------  -------
(16)  Letter re: change in certifying accountant
       (1)  Letter regarding change in certifying       0-8483          10-K    Mar. 1993    16
            accountant.
       (2)  Letter regarding change in certifying       0-8483           8-K    Aug. 1998    16.1
            accountant.
(21)  Subsidiaries of the registrant
       (1)  Subsidiaries                                     *                               21
(23)  Consents of expert and counsel
       (1)  Consent of Ernst & Young LLP                     *                               23.1
       (2)  Consent of KPMG LLP                              *                               23.2
(27)  Financial Data Schedule
       (1)  Financial Data Schedule                          *                               27
(99)  Additional Exhibits
       (1)  Press Release dated July 6, 1998            0-8483           8-K    Jul. 1998    99.3
       (2)  Press Release dated August 3, 1998          0-8483           8-K    Aug. 1998    99.1
       (3)  Press Release dated November 5, 1998        0-8483           8-K    Nov. 1998    99.1
       (4)  Press Release dated December 30, 1998       0-8483           8-K    Dec. 1998    99.1

* Filed herewith.