Form 10-K/A
period 1998-12-31
CERES GROUP INC
filed 1999-04-30
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998                COMM. FILE NO. 0-8483

                               CERES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    Delaware
                          ---------------------------
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)
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

     The number of Common Shares, par value $0.001 per share, outstanding as of March 22, 1999: 13,497,732.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Definitive Proxy Statement for the Annual Meeting of Shareholders to be held
             June 10, 1999, into Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Form 10-K/A is being filed by Ceres Group, Inc., a Delaware corporation (the "Company"), as an amendment to its annual report on Form 10-K for the fiscal year ended December 31, 1998, filed March 31, 1999, to (1) amend the Company's Consolidated Statements of Cash Flows to correct a document conversion error contained in the December 31, 1998 column under "Changes to assets and liabilities: Commissions payable" and a typographical error contained in the December 31, 1998 column under "Other assets", (2) amend the information regarding the Executive Officers of the Company to include Billy B. Hill, Jr., and (3) correct typographical errors in the Independent Auditors' Report of KPMG LLP. "Commissions payable" was incorrectly reported as ($184,114) when that figure is correctly reported as $184,114. "Other assets" was incorrectly reported as (1,190,845) when that figure is correctly reported as (1,190,842). All subtotals and totals were stated correctly. A corrected Consolidated Statements of Cash Flows is filed herewith. The information regarding the Company's Executive Officers incorrectly omitted Billy B. Hill, Jr. A corrected page with the information regarding all of the Company's Executive Officers is filed herewith. The Independent Auditors' Report of KPMG LLP contained two typographical errors. A corrected Independent Auditors' Report of KPMG LLP is filed herewith.

The remainder of the Company's Item 8, including the Financial Statements, the Notes to Financial Statements and the Reports of Independent Auditors, is unchanged.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                      CERES GROUP, INC.

                                                                       By:   /s/ PETER W. NAUERT
                                                         -----------------------------------------------------
                                                                      Peter W. Nauert, President

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


                        DATE                                            SIGNATURE AND CAPACITY
----------------------------------------------------- -----------------------------------------------------------

April 27, 1999                                                         By:   /s/ FRED LICK, JR.
                                                         -----------------------------------------------------
                                                          Fred Lick, Jr., Chairman of the Board of Directors

April 27, 1999                                                         By:   /s/ PETER W. NAUERT
                                                         -----------------------------------------------------
                                                        Peter W. Nauert, President and Chief Executive Officer

April 27, 1999                                                     By:   /s/ CHARLES E. MILLER, JR.
                                                         -----------------------------------------------------
                                                           Charles E. Miller, Jr., Executive Vice President
                                                            and Principal Financial and Accounting Officer

April 27, 1999                                                         By:   /s/ ANDREW A. BOEMI
                                                         -----------------------------------------------------
                                                                       Andrew A. Boemi, Director

April 27, 1999                                                       By:   /s/ MICHAEL A. CAVATAIO
                                                         -----------------------------------------------------
                                                                     Michael A. Cavataio, Director

April 27, 1999                                                        By:   /s/ BRADLEY E. COOPER
                                                         -----------------------------------------------------
                                                                      Bradley E. Cooper, Director

April 27, 1999                                                      By:   /s/ JOHN F. NOVATNEY, JR.
                                                         -----------------------------------------------------
                                                                      John F. Novatney, Director

April 27, 1999                                                       By:   /s/ RICHARD M. OSBORNE
                                                         -----------------------------------------------------
                                                                     Richard M. Osborne, Director

April 27, 1999                                                         By:   /s/ ROBERT A. SPASS
                                                         -----------------------------------------------------
                                                                       Robert A. Spass, Director

April 27, 1999                                                          By:   /s/ MARK H. TABAK
                                                         -----------------------------------------------------
                                                                        Mark H. Tabak, Director

EXECUTIVE OFFICERS OF THE COMPANY

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the current executive officers of the Company are as follows:


                  NAME                       AGE                    POSITION
                  ----                       ---                    --------
Fred Lick, Jr.                               67     Chairman of the Board and Director
Peter W. Nauert                              55     President, Chief Executive Officer and
                                                    Director
Glen A. Laffoon                              59     Executive Vice President and
                                                    Assistant Secretary
Val Rajic                                    39     Executive Vice President and Treasurer
Charles E. Miller, Jr.                       48     Executive Vice President and
                                                    Chief Financial Officer
Billy B. Hill, Jr.                           47     General Counsel*


---------------


* Mr. Hill serves as a consultant to the Company pursuant to a retainer agreement dated as of June 30, 1998. Under the retainer agreement, he has the title of General Counsel.


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


     MR. HILL has served as a consultant to the Company, with the title of General Counsel, since July 3, 1998. He is a principal in the law firm of Hill & Reagan, Dallas, Texas. Mr. Hill also served as general counsel of Pioneer Financial Services from January 1996 to August 1997.

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


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                1998           1997          1996
                                                             -----------   ------------   -----------
OPERATING ACTIVITIES
Net loss...................................................  $(3,835,659)  $(20,956,356)  $(9,288,365)
Adjustments to reconcile net loss to cash provided by (used
  in) operating activities:
  Depreciation and amortization............................      513,328        840,864     1,057,473
  Net realized gains.......................................     (210,857)      (146,478)       (9,517)
  Deferred federal income tax benefit......................     (382,240)      (722,531)      (36,673)
  Changes in assets and liabilities:
    Restricted cash........................................     (414,366)      (108,533)      164,081
    Premiums receivable....................................     (105,447)       950,783    (1,195,921)
    Reinsurance receivable.................................  (15,201,266)    (1,353,765)           --
    Federal income tax payable.............................      720,000
    Federal income taxes recoverable.......................                   2,245,530    (1,919,150)
    Accrued investment income..............................     (219,604)      (135,157)      (15,156)
    Other assets...........................................   (1,190,842)    (1,100,239)     (149,552)
    Future policy benefits, claims and funds payable.......   21,938,976      8,611,801    11,805,490
    Reinsurance payable....................................    2,993,400             --            --
    Commissions payable....................................      184,114             --            --
    Other liabilities......................................    5,620,060        981,720     1,366,844
    Deferred Policy acquisition costs......................    3,484,165             --            --
    Deferred Reinsurance gain..............................   (3,400,000)            --            --
                                                             -----------   ------------   -----------
Net cash provided by (used in) operating activities........   10,493,762    (10,892,361)    1,779,554
                                                             -----------   ------------   -----------
INVESTING ACTIVITIES
Net disposals (purchases) of furniture and equipment.......      301,954       (763,124)      244,652
Purchase of fixed maturities held-to-maturity..............                      (5,702)
Purchase of fixed maturities available-for-sale............  (33,099,685)   (22,113,291)  (10,977,540)
Decrease in Policy loans, net..............................       (1,779)       (15,435)       (5,205)
Proceeds from sale of fixed maturities
  available-for-sale.......................................    7,836,700      3,528,625       176,925
Proceeds from calls and maturities of fixed maturities
  available-for-sale.......................................   13,317,705     19,722,467    10,747,238
Proceeds from calls and maturities of fixed maturities
  held-to-maturity.........................................    3,023,009         13,131       102,803
                                                             -----------   ------------   -----------
Net cash (used in) provided by investing activities........   (8,622,096)       366,671       288,873
                                                             -----------   ------------   -----------
FINANCING ACTIVITIES
Increase in annuity account balances.......................      482,504      1,269,307     2,926,416
Decrease in annuity account balances.......................   (5,118,224)    (4,387,246)   (2,110,618)
Principal payments on long-term debt.......................     (115,144)      (104,748)      (95,291)
Increase in note receivable................................   (7,367,556)
Proceeds from notes payable................................           --     25,200,000            --
Repayment of note payable..................................  (20,000,000)    (5,200,000)           --
Proceeds from exercise of stock options....................                     141,500        56,863
Proceeds from issuance of common shares....................   37,674,947             --            --
Proceeds from private placement to agents, directors.......           --             --       525,852
Dividends..................................................           --             --    (2,104,708)
Reinsurance ceding allowance, net..........................           --    (14,550,000)           --
                                                             -----------   ------------   -----------
Net cash provided by (used in) financing activities........    5,556,527      2,368,813      (801,486)
                                                             -----------   ------------   -----------
Net increase (decrease) in cash............................    7,428,193     (8,156,877)    1,266,941
Cash and cash equivalents at beginning of year.............    7,602,865     15,759,742    14,492,801
                                                             -----------   ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $15,031,058   $  7,602,865   $15,759,742
                                                             ===========   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest.....................  $ 1,661,880   $  1,012,098   $   812,833
Cash paid (received) during the year for income taxes......  $   650,000   $    590,000   $  (889,762)

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

     Immediately prior to the completion of this transaction, PALHIC ceded 100% of its insurance inforce to Provident Indemnity Life Insurance Company ("PILIC"), a subsidiary of PAMCO.

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

S. QUARTERLY RESULTS OF OPERATIONS -- (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1998 and 1997:

                                        FIRST         SECOND          THIRD         FOURTH
                                     -----------    -----------    -----------    -----------
1998:
  Revenues.........................  $$38,104,509   $40,256,756    $45,412,071    $46,373,288
  Benefits and claims..............   30,642,992(a)  31,289,280(a)  30,081,923     24,044,480
  Commissions and general
     expenses......................    9,819,628(a)  12,022,271(a)  14,927,038     20,087,783(b)
  Net (loss) income................   (2,358,111)    (3,054,795)       403,110      1,174,137
  Basic (loss) earnings per
     share(c)......................         (.56)          (.73)           .04            .10
  Diluted (loss) earnings per
     share(c)......................         (.56)          (.73)           .03            .09
1997:
  Revenues.........................  $68,849,774    $66,511,467    $64,473,579    $65,698,502
  Benefits and claims..............   53,204,489     51,696,958     50,496,272     55,378,647
  Commissions and general
     expenses......................   17,948,310     19,033,608     18,124,136     20,739,789
  Net loss.........................   (1,828,025)    (3,548,099)    (4,431,494)   (11,148,738)
  Basic loss per share.............         (.44)          (.85)         (1.06)         (2.66)
  Diluted loss per share...........         (.44)          (.85)         (1.06)         (2.66)

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
                                  ==========    ===========    ===========    ============    ==========    ============


                                 AMORTIZATION
                                 OF DEFERRED
                                 ACQUISITION     OPERATING
                                     COST         EXPENSES
-------------------------------
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

                                                                     SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES

                                  REINSURANCE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                            PERCENTAGE
                                                               CEDED TO     ASSUMED FROM                    OF AMOUNT
                                                GROSS           OTHER          OTHER            NET         ASSUMED TO
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