Form 10-Q
period 1999-03-31
CERES GROUP INC
filed 1999-05-24
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission file number 0-8483

                                CERES GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          34-1017531
             --------                                          ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                               17800 Royalton Road
                            Strongsville, Ohio 44136
                            ------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (440) 572-2400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value - 13,497,732 shares as of March 31, 1999

                                      INDEX

                       CERES GROUP, INC. AND SUBSIDIARIES


                                                                                      Page
Part I.  Financial Information                                                        ----
       Item 1.       Financial Statements (Unaudited)                                  3

                     Condensed consolidated balance sheets - March 31, 1999
                     and December 31, 1998                                             3

                     Condensed consolidated statements of operations -
                     Three months ended March 31, 1999 and 1998                        4

                     Condensed consolidated statements of cash flows -
                     Three months ended March 31, 1999 and 1998                        5

                     Notes to condensed consolidated financial statements -
                     March 31, 1999                                                    6

       Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              11

       Item 3.       Quantitative and Qualitative Disclosure of Market Risk           17


Part II.  Other Information

      Item 6.       Exhibits and Reports on Form 8-K                                  17

Signatures                                                                            18


        PART I. FINANCIAL INFORMATION- ITEM 1. FINANCIAL STATEMENTS
        -----------------------------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31             DECEMBER 31
ASSETS                                                                             1999                   1998
                                                                                   ----                   ----
Investments
   Fixed maturities:
    Held to maturity at amortized cost                                         $   8,904,134         $   8,899,659
    Available for sale, at fair value                                            316,099,281            80,832,097
                                                                               -------------         -------------
       Total fixed maturities                                                    325,003,415            89,731,756
   Mortgage loans                                                                     98,238                  --
   Policy loans                                                                    3,805,942                94,432
                                                                               -------------         -------------
       Total investments                                                         328,907,595            89,826,188
Cash and cash equivalents                                                         28,154,519            15,031,058
Cash and cash equivalents - restricted                                             4,601,423             4,345,322
Accrued investment income                                                          4,966,553             1,343,297
Premiums receivable                                                                5,948,586             2,203,690
Note receivable                                                                    7,467,516             7,367,556
Reinsurance receivable                                                           279,211,066            41,417,031
Deferred acquisition costs                                                         7,457,765             3,809,737
Value of business acquired                                                        16,234,476                  --
Goodwill                                                                          23,055,247                  --
Property and equipment, net                                                       14,478,150            10,061,688
Deferred federal income taxes                                                      5,742,740             1,409,479
Other assets                                                                       9,021,913             3,418,089
                                                                               -------------         -------------

       Total assets                                                            $ 735,247,549         $ 180,233,135
                                                                               =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Policy liabilities and accruals:
    Future policy benefits, losses and claims                                  $ 367,513,840         $  22,717,862
    Unearned premiums                                                             29,501,977             2,023,436
    Other policy claims and benefits payable                                     131,653,346            72,371,769
                                                                               -------------         -------------
                                                                                 528,669,163            97,113,067
   Deferred reinsurance gain                                                      25,131,800            13,400,000
   Other policyholders' funds                                                     11,589,314             8,845,829
   Federal income taxes payable                                                    7,502,631             1,105,834
   Long term debt                                                                 40,000,000                  --
   Mortgage note payable                                                           8,253,355             8,283,884
   Reinsurance payable                                                            22,513,821             2,993,400
   Commissions payable                                                             6,541,274             2,978,140
   Drafts outstanding                                                              5,294,223                  --
   Other liabilities                                                              31,072,153             9,677,267
                                                                               -------------         -------------
       Total liabilities                                                         686,567,734           144,397,421

   Shareholders' equity:
    Non-voting preferred shares, $.001 par value, 2,000,000 shares
       authorized, none issued                                                          --                    --
    Common shares, $.001 par value, authorized 30,000,000 shares, issued
       and outstanding 13,497,732 in 1999 and 11,495,172 in 1998                      13,498                11,495
    Additional paid-in capital                                                    58,908,234            43,883,357
    Retained earnings (deficit)                                                   (6,930,999)           (9,154,986)
    Accumulated other comprehensive (loss) income                                 (3,310,918)            1,095,848
                                                                               -------------         -------------
       Total shareholders' equity                                                 48,679,815            35,835,714
                                                                               -------------         -------------
       Total liabilities and shareholders' equity                              $ 735,247,549         $ 180,233,135
                                                                               =============         =============

                                                 CERES GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)





                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                        1999                        1998
                                                                     ------------              ------------
REVENUES:
   Premiums:
      Direct                                                         $ 115,650,002             $  65,933,006
      Assumed                                                           30,562,615                      --
      Ceded                                                            (75,876,892)              (29,770,075)
                                                                     -------------             -------------
          Net premiums                                                  70,335,725                36,162,931
      Net investment income                                              4,778,002                 1,950,675
      Net realized gains (losses)                                           63,143                    (9,097)
      Other income                                                       1,989,273                      --
      Amortization of deferred reinsurance gain                          1,268,200                      --
                                                                     -------------             -------------
                                                                        78,434,343                38,104,509
                                                                     -------------             -------------

BENEFITS, LOSSES AND EXPENSES:
      Benefits, claims, losses and settlement expenses                  50,210,035                30,642,992
      Underwriting, acquisition and insurance expenses                  27,279,054                 8,952,507
      Net amortization and change in deferral of acquisition
          costs and value of business acquired                          (3,053,504)                    1,715
      Interest expense and financing costs                                 577,240                   865,406
                                                                     -------------             -------------
                                                                        75,012,825                40,462,620
                                                                     -------------             -------------
Income (loss) before federal income taxes                                3,421,518                (2,358,111)
Federal income tax expense                                               1,197,531                      --
                                                                     =============             =============
Net income (loss)                                                    $   2,223,987             $  (2,358,111)
                                                                     =============             =============

Earnings (loss) per common share:
      Basic                                                                   $.17                     $(.56)
      Diluted                                                                 $.15                     $(.56)

                                                 CERES GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
OPERATING ACTIVITIES                                                           1999                    1998
                                                                          -------------           ------------
Net income (loss)                                                         $   2,223,987          $  (2,358,111)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                                                151,035                235,339
   Net realized (gains) losses                                                  (63,143)                 9,097
   Deferred federal income taxes                                             (2,337,146)                70,563
   Changes in assets and liabilities:
     Restricted cash                                                           (256,101)              (488,076)
     Reinsurance and premiums receivable                                   (238,624,316)              (449,138)
     Value of business acquired                                                (405,476)                  --
     Goodwill                                                                (5,221,273)                  --
     Accrued investment income                                                  516,865               (170,121)
     Federal income taxes payable                                             4,771,446                   --
     Other assets                                                            (1,235,497)               772,153
     Future policy benefits, claims and funds payable                       214,918,729             12,505,842
     Unearned premium                                                        14,981,337                   --
     Reinsurance payable                                                     19,520,421                   --
     Other liabilities                                                       12,905,802              2,100,855
     Policy acquisition costs deferred                                       (3,648,028)                  --
     Reinsurance gain deferred                                               (1,268,200)                  --
                                                                          -------------          -------------
Net cash by operating activities                                             16,930,442             12,228,403
                                                                          -------------          -------------

INVESTING ACTIVITIES
Purchase of fixed maturities available-for-sale                                (973,150)           (12,667,360)
Proceeds from sale of fixed maturities available-for-sale                     2,065,683                   --
Proceeds from calls and maturities of available-for-sale                      3,859,374              5,452,245
Proceeds from calls and maturities of held-to-maturity                          509,157
Acquisition of Continental General, net of $2,212,307 cash acquired         (59,787,693)                  --
Net additions to furniture and equipment                                        337,154                354,169
Net purchase of investments - short-term                                           --               (1,541,666)
Other                                                                              (956)                 1,611
                                                                          -------------          -------------
Net cash provided used in investing activities                              (54,499,588)            (7,891,844)
                                                                          -------------          -------------

FINANCING ACTIVITIES
Increase in annuity account balances                                          2,998,420                142,830
Decrease in annuity account balances                                         (7,202,204)            (1,207,330)
Increase in note receivable                                                     (99,960)                  --
Principal payments on mortgage note payable                                     (30,529)               (27,773)
Proceeds from long-term debt                                                 40,000,000                   --
Proceeds from private equity placement                                       15,026,880                   --
Reinsurance ceding allowance, net                                                  --               (2,628,965)
                                                                          -------------          -------------
Net cash provided by (used in) financing activities                          50,692,607             (3,721,238)
                                                                          -------------          -------------
Net increase in cash                                                         13,123,461                615,321
Cash and cash equivalents at beginning of year                               15,031,058              5,632,459
                                                                          -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  28,154,519          $   6,247,780
                                                                          =============          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash and cash equivalents paid during the period for interest             $     459,080          $     865,406
Cash and cash equivalents paid during the period for income taxes         $     900,000                   --

                       CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Periods ended March 31, 1999 and 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. The condensed consolidated financial statements for March 31, 1999 include the accounts of Provident American Life and Health Insurance Company ("PALHIC") acquired December 31, 1998 and Continental General Corporation ("Continental") acquired on February 17, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Note 2 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is unrealized gains or losses on securities recorded in shareholders' equity. Comprehensive loss is as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                   1999                    1998
                                                            -------------------     --------------------
          Net income (loss)                                 $        2,223,987      $        (2,358,111)
          Unrealized (loss) gain on securities                      (4,448,459)                 142,981
          Reclassification adjustment
             for gains (losses) included in
             net income                                                 41,693                   (6,004)
                                                            -------------------     --------------------
          Comprehensive loss                                $       (2,182,779)     $        (2,221,134)
                                                            ===================     ====================


Note 3 - Reinsurance

The Company has entered into several quota-share reinsurance treaties with Reassurance Company of Hannover ("Hannover") on various blocks of business of its subsidiary life insurance companies. Under the provisions of the treaties, the Company cedes between 50% and 80% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In other reinsurance arrangements with other reinsurers the Company also assumes certain policies, in which it paid certain commission and expense allowances which are classified as reinsurance expenses below. The following table summarizes the net impact of reinsurance arrangements on benefits, claims, losses and settlement expenses, commissions, and other operating expenses:



                                                                  Three Months Ended
                                                                       March 31,
                                                          1999                          1998
                                                    ------------------            ------------------
        Benefits, claims, losses and
             settlement expenses                    $      85,035,984             $      53,970,316

             Reinsurance recoverable                      (34,825,949)                  (23,327,324)
                                                    ------------------            ------------------
                     Net                            $      50,210,035             $      30,642,992
                                                    ==================            ==================

        Underwriting, acquisition and
          insurance expenses:
             Commissions                            $      16,641,284             $       9,153,165
             Other operating expenses                      17,417,928                     7,898,249
             Reinsurance expenses                          10,261,542                         -
             Reinsurance allowances                       (17,041,700)                   (8,098,907)
                                                    ------------------            ------------------
                                                    $      27,279,054             $       8,952,507
                                                    ==================            ==================


Note 4 - Computation of Net Income (Loss) Per Common Share

                                                                      Three Months Ended
                                                                             March 31,
                                                                  1999                     1998
                                                         ---------------------      ------------------
         Basic
             Average common shares
                 outstanding                                       12,829,359               4,195,172
                                                         =====================      ==================
             Net income (loss)                                     $2,223,987             ($2,358,111)
                                                         =====================      ==================
             Net income (loss) per
                 common share                                            $.17                   $(.56)
                                                         =====================      ==================
         Diluted
             Average common shares
                 outstanding                                       12,829,359
             Warrants/stock options -
                 treasury stock method                              2,349,954
                                                         ---------------------
             Weighted average shares                               15,179,313
                                                         =====================
             Net income                                            $2,223,987
                                                         =====================
             Net income per common share                                 $.15
                                                         =====================






Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The Company reported such a loss in the first quarter of 1998, therefore, the basic and diluted (loss) per share are the same.


Note 5 - Federal Income Taxes

The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,303 was paid in 1994 and $590,000 was paid in 1997. The balance of approximately $1.6 million relates to whether or not the Company's original principal operating subsidiary, Central Reserve Life Insurance Company ("Central"), qualified as a life company for tax purposes. The Company is vigorously protesting the proposed deficiency. Based on discussions with counsel, management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

If the IRS were to prevail in its position that Central no longer qualified as a life company for tax purposes, approximately $2.6 million of tax and interest would be payable and federal income taxes would increase in the future relative to those years that remain open for IRS examination. A small life company having less than $500 million in total assets, is permitted, among other things, a deduction from the first $3.0 million of income of 60% or $1.8 million.


Note 6 - Acquisition

On February 17, 1999, the Company acquired 100% of the outstanding common stock of Continental from the Western & Southern Life Insurance Company, a mutual life insurance company domiciled in Ohio. Continental is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental General Insurance Company ("CGIC"), a life and accident and health insurer domiciled in Nebraska and licensed in 49 states. Total consideration paid by the Company for the common stock was $84.5 million. The transaction was financed through reinsurance, debt, cash, and an equity offering as described below of $62.0 million and a dividend received from CGIC of $22.5 million. The transaction was accounted for in accordance with the purchase method.

Effected February 17, 1999, CGIC entered into a reinsurance treaty with Hannover, whereby CGIC ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provides an initial ceding allowance of $13.0 million which was accounted for as a deferred reinsurance gain.

On February 17, 1999, the Company entered into a $40.0 million credit facility with a syndicate of major commercial banks. In accordance with the terms of the loan, the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter as follows: $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million every three months thereafter to February 17, 2005. The loan bears interest at a variable rate (approximately 8.47% at March 31, 1999). The Company has pledged the common stock of Continental and Central as security for the loan. The credit facility prohibits the payment of dividends upon the Company's common stock, except upon compliance with certain conditions.

Effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P., both of which were stockholders prior to the offering, wherein the Company issued 2,000,000 common shares at $7.50 per share for $15,000,000.

Note 7 - Operating Segments

The Company has identified three distinct operating segments based upon product types, as follows: health and group life, life insurance and annuities, and corporate and other.

Products included in the health and group life segment include Medicare supplement, long-term care, disability, short-term major medical insurance products and comprehensive major medical plans. Group life policies are included in this segment because such policies are issued only in conjunction with health insurance policies, and the costs of administering those policies are incidental to the administration of the related health policies.

Products included in the life and annuity segment include universal life, ordinary life, term insurance and annuity products. Such products are segregated from the health and group life segment based upon significant differences in the sales and administration of such policies, including the underwriting and claims adjudication process.

The corporate and other segment encompasses all other activities of the organization, including interest income and expense of the parent company.

Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments, and are summarized in the following tables:


                                                                            1999                       1998
                                                                    ------------------         ------------------
  Health and group life
     Revenues                                                       $      74,987,850          $      37,472,864
     Benefits, claims and expenses                                        (70,561,999)               (38,999,899)
                                                                    ------------------         ------------------
  Segment profit (loss) before federal income taxes                 $       4,425,851          $      (1,527,035)
                                                                    ------------------         ------------------

  Life and annuity
     Revenues                                                       $       3,215,113          $         602,076
     Benefits, claims and expenses                                         (3,236,304)                  (669,011)
                                                                    ------------------         ------------------
  Segment loss before federal income taxes                          $         (21,191)         $         (66,935)
                                                                    ------------------         ------------------

  Corporate and other
     Revenues                                                       $         231,380          $          29,569
     Interest and operating expenses                                       (1,214,522)                  (793,710)
                                                                    ------------------         ------------------
  Segment loss before federal income taxes                          $        (983,142)         $        (764,141)
                                                                    ------------------         ------------------



The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL: The Company is a holding company, which through its subsidiaries, specializes in individual and small group health insurance and senior age life and health insurance. In February 1999, the Company completed the acquisition of Continental which provided it with immediate access to the senior age market for life and health insurance. The financial information for the first quarter of 1999 includes the operations of Continental for February and March. Also included in the first quarter of 1999 are the financial operations of Provident American Life and Health Insurance Company ("PALHIC") which was acquired December 31, 1998.

On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation ("United Benefit") to purchase all of the outstanding shares of its subsidiary, United Benefit Life Insurance Company ("UBL"), a life and health insurer in Texas. The agreement is subject to board of directors' approval and approval by the shareholders of United Benefit, and is also subject to Central's due diligence, as well as other customary terms and conditions. There is no assurance that the transaction will be closed. In August 1998, Central entered into an agreement with UBL to reinsure 100% of the major medical policies of UBL. Concurrently therewith, Central ceded 80% of the business to Hannover.

RESULTS OF OPERATIONS: During the quarter ending March 31, 1999, net premiums were $70.3 million, up 94% from $36.2 million in the same quarter in 1998. The increase includes $17.4 million of CGIC's premiums and $13.0 million of net premiums assumed under the reinsurance agreement with UBL entered into August 1998. The balance of $3.0 million represents an increase in Central's business in addition to rate increases.

Net investment income increased to $4.8 million or 144% during the first quarter of 1999 from $2.0 million in the first quarter of 1998. CGIC's portion of the increase was $2.7 million. Central's net investment income increased slightly during the quarter from the same period in 1998.

Other income increased to $2.0 million for the quarter ending March 31, 1999 and consisted of $1.7 million in administrative fees for business reinsured through PALHIC and UBL. The balance represents interest received on promissory notes. The amortization of deferred reinsurance gain of $1.3 million represents the recognition of the ceding commission allowances received on the Company's reinsurance contracts. The unamortized amount of $25.1 million is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

Benefits, claims and settlement expenses increased to $50.2 million for the quarter ending March 31, 1999 compared to $30.6 million for the same quarter in 1998. This represents a net benefit expense ratio as a percentage of premium of 71% compared to 85% in the first quarter of 1998. This figure also includes $2.1 million of benefits and claims incurred on the life and annuity segment of CGIC for the months of February and March, 1999. Benefits, claims and settlement expenses of Central of $35.3 million, were 68% in the first quarter of 1999 compared to 85% in the first quarter of 1998.

Cost reduction and benefit programs implemented in 1998 such as rating actions, underwriting changes, claim procedures and additional managed care led to the reduction in the benefit ratios.

Underwriting, acquisition and insurance expenses increased to $27.3 million in the first quarter of 1999 compared to $9.0 million for the same period in 1998. Of this amount, commissions for the quarter ending March 31, 1999 were $16.6 million compared to $9.1 million in the first quarter of 1998. Included in the 1999 commissions is $7.0 million for CGIC. The remaining increase of $500,000 represents the increase in commissions for Central. This increase was due to the combination of higher commission rates and an increase in new business sold in 1999. Other operating expenses increased to $17.4 for the quarter ending March 31, 1999 compared to $7.9 for the same quarter in 1998. CGIC accounts for $5.0 million of the $9.5 million increase. The Company also incurred costs of $1.0 million for the operations of PALHIC in the first quarter of 1999. The remaining increase is primarily due to additional costs incurred for the outsourcing of computer operations, consulting support, acquisitions, and product development to help support the Company's increased growth.

The net amortization and deferral of acquisition costs and value of business acquired resulted in a net deferral of $3.1 million in the first quarter of 1999 compared to a net amortization of $1,715 in the same quarter of 1998. CGIC accounts for $1.9 million of the deferral. The significant increase in sales of new products written by Central, PALHIC, and UBL and the resulting increase in excess first year expenses accounts for the remaining balance.

Interest expense and financing costs were reduced to $577,210 the first quarter of 1999 compared to $865,406 in the first quarter of 1998 as a result of the repayment of the $20.0 million loan in July 1998. In 1999, interest expense on the $40.0 million loan under the Company's Credit Facility began to accrue on February 17, 1999, the closing date of the purchase of CGIC.

A provision for federal income taxes of $1.2 million or 35% of income before federal taxes of $3.4 million was established for the period.

Net income for the first quarter of 1999 was $2.2 million or $.17 basic earnings per share and $.15 diluted earnings per share compared to a loss from operations of $2.4 million and $.56 loss per share on both a basic and diluted basis for the same period in 1998. The change in results are primarily due to: a significant increase in revenues resulting from acquisitions and increased gross premium writings; and decreased benefit, claim and settlement expenses as a percentage of premiums resulting from rating actions, underwriting changes, claim procedures, and added managed care programs.

OPERATING SEGMENT INFORMATION: The Company has identified three distinct operating segments based upon product types, as follows: health and group life, life insurance and annuities, and corporate and other.

Products included in the health and group life segment include Medicare supplement, long-term care, disability, short-term major medical insurance products and comprehensive major medical plans. Group life policies are included in this segment because such policies are issued only in conjunction with health insurance policies, and the costs of administering those policies are incidental to the administration of the related health policies.

Products included in the life and annuity segment include universal life, ordinary life, term insurance, and annuity products. Such products are segregated from the health and group life segment based upon significant differences in the sales and administration of such policies, including the underwriting and claims adjudication process.

The corporate and other segment encompasses all other activities of the organization, including interest income and expense of the parent company.

The health and group life segment had net revenues of $75.0 million in the first quarter of 1999 compared to $37.5 million in 1998. The major reasons for the increase of approximately $38 million is due to the addition of approximately $17.0 million from CGIC and $13.0 million of assumed premiums in 1999. The remaining increase was for premium increases in Central and the collection of fees for administrating the reinsured business assumed. Total benefits, claims and expenses for the health and group life segment were $70.6 million in 1999 and $39.0 million in 1998. The increase includes approximately $16 million of benefits, claims and expenses for CGIC. The remaining increase of $15 million is primarily due to claims and expenses related to the UBL business assumed in August 1998.

The life and annuity segments had revenues of $3.2 million for the first quarter in 1999 compared to $602,076 in 1998. The increase is entirely attributed to the Continental business acquired in February 1999. Benefits, claims and expenses were $3.2 million for 1999 compared to $669,011 in 1998. Again, the increase is attributed to CGIC.

Corporate and other revenues were $231,380 for 1999 compared to $29,569 for 1998. The increase was primarily due to $124,232 for and interest income of the Company. The increase in interest and operating expenses to $1.2 million in 1999 from $793,710 in 1998 was primarily due to benefit charges for certain stock awards.

LIQUIDITY AND CAPITAL RESOURCES: Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable the insurance subsidiaries to pay claims and expenses as they come due. The primary sources of cash are premiums and investment income. The Company's payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes, and interest on debts. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to shareholders.

The Company discontinued paying dividends on its common stock at the end of 1996. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and shareholders and limit the dividends payable by the insurance subsidiaries to the Company.

Approximately 45% of the Company's assets are in investments, which were $328.9 million at March 31, 1999. Fixed maturities are the primary investment of the Company and were $325.0 million or 99% of total investments at March 31, 1999. Other investments consist of policy loans and mortgage loans. The Company is carrying fixed maturities of $8.9 million at amortized cost (held to maturity) and fixed maturities of $316.1 million at estimated fair value

(available for sale) at March 31, 1999. The Company does not hold any so-called "junk" bonds or what are generally considered high-yield type securities, and 100% of the bonds are of investment grade quality. In addition to the fixed maturities, the Company also had $28.2 million in cash and cash equivalents at March 31, 1999 and a $10 million line of credit with a major bank.

Assets increased to $730.4 million or 305%, from $180.2 million at December 31, 1998. This increase of $550 million was primarily due to the acquisition of CGIC, which had assets of $524.9 million at March 31, 1999. The remaining increase is attributable to the acquisition of PALHIC. These increases were, in part, offset by a related increase in liabilities of $538.0 million during the quarter to $682.6 million. CGIC's liabilities were $466.7 million and PALHIC's were $27.2 million at March 31, 1999. The two major items of the total assets of the Company continue to be investments (45%) and reinsurance receivable (38%). The total policy liabilities and accruals ("reserves") was 77% of the total liabilities at March 31, 1999, compared to 67% at March 31, 1998.
CGIC accounted for 78% of the reserves at March 31, 1999.

To provide funds for the acquisition of CGIC, the Company incurred a debt of $40 million under a Credit Agreement. The first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million every three months thereafter to February 17, 2005. Interest on the outstanding balance will be variable and based on whether the Company selects a "Base Rate Loan" or a "Eurodollar Loan." At March 31, 1999 the interest rate was 8.47%. The Credit Agreement also provides for a $10 million line of credit which bears interest at the same rate as the $40 million loan. There is currently no amount outstanding under the line of credit.

The Credit Agreement contains financial and other covenants with respect to the Company that, among other matters: (1) prohibit the payment of cash dividends on the Company's common stock, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that the Company maintain certain ratios. In addition, the Company has pledged the common stock of Continental, Central and other insignificant subsidiaries as security for the Credit Agreement. At March 31, 1999 the Company was in compliance with the covenants contained in the Credit Agreement.

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

MARKET RISK AND MANAGEMENT POLICIES: The following is a description of certain risks facing life and accident and health insurers and how the Company mitigates those risks:

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements.

The Company attempts to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing its exposure to any single product of non-Federal jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products which include: benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. The Company utilizes a variety of actuarial and/or qualitative methods to set such pricing levels.

Credit Risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers that have obligations to the Company, will not pay or perform. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation. The Company attempts to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. The Company also utilizes an outside investment advisor to monitor its securities and provide investment advice.

IMPACT OF INFLATION: Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially in prescription drug costs. New, more-expensive and wider use of pharmaceuticals is inflating health care costs. The Office of Personnel Management reported the costs of prescription drugs increased by 22% in 1998. While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be assurance that these efforts by the Company will fully offset the impact of inflation or that premiums will equal or exceed increasing health care costs.

Year 2000 Update:
-----------------

General - A comprehensive assessment of the Year 2000 ("Y2K") was completed in 1998 by the Company and its wholly-owned subsidiaries. The Company established a plan for compliance of all information technology ("IT") systems and "non-IT" systems, such as operating and control systems that rely on embedded computer chips, to ensure accurate processing of date data for Y2K and beyond. The plan also included the identification of key vendors and business partners and obtaining assurances that their key systems are Y2K compliant. Total cost of the project was estimated at $5.5 million. At the end of the first quarter of 1999, incurred costs were $4.5 million. The estimated additional costs are currently expected to be $1 million.

Status - The Company continues to execute its plan to ensure that all systems are Y2K compliant and expects the IT systems to be completed by July 31, 1999 and the non-IT systems in the third quarter of 1999. This includes Continental, which the Company believes had all its operating systems and applications Y2K compliant as of December 31, 1998. The Company estimates that all testing should be completed by July 31, 1999.

Ongoing Activity - The Company continues to follow-up with key vendors and business partners on compliance assurances. Contingency planning continues for the Company's systems regarding additional back-up protection as well as for key vendors and business partners.

Risks - Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases and/or the present system were to fail, the Company would be unable to continue important operations as billing and collection, payroll operations and daily administration of policyholder claims. In addition, disruptions in the economy generally resulting from Year 2000 issues could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Summary - At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its affiliated companies. All Y2K compliance plan activities are scheduled to be completed by the end of the third quarter of this year.

FORWARD-LOOKING STATEMENTS: This report contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. The forward-looking statements relate to the plans and objectives of the Company for future operations. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

          - the failure to successfully integrate the businesses of CGIC, PALHIC or UBL into the Company, including the failure to achieve cost consolidations;

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

          - the failure to complete the Y2K conversion, including the success of the outside vendors in being Y2K compliant;

          -    the effect of any future acquisitions; and

          - the failure to comply with financial and other covenants in the Company's loan agreements.

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


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         --------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II - OTHER INFORMATION


All items of Part II other than Item 6 are either inapplicable to Registrant, would not require a response, or have been previously reported.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits.

         (27)     Financial Data Schedule

b)       Reports on Form 8-K.

         Current report on Form 8-K dated December 31, 1998 announcing the acquisition of Provident American Life and Health Insurance Company by Central Reserve Life Insurance Company, a subsidiary of the Company, filed January 11, 1999.

         Attached as exhibits were:

                  99.1 Press release dated December 30, 1998, issued by the Company.

         Current report on Form 8-K dated February 17, 1999 announcing the Company's acquisition of Continental General Corporation and its wholly-owned insurance subsidiary, Continental General Insurance Company, filed March 4, 1999.

         Attached as exhibits were:

         2.1 Stock Purchase Agreement dated as of November 4, 1998 between The Western and Southern Life Insurance Company and Ceres Group, Inc.

         4.1 Form of Voting Agreement by and among Ceres Group, Inc. and the security holders listed on the signature pages thereof

         4.2 Form of Stockholders Agreement by and among Ceres Group, Inc. and the security holders listed on the signature pages thereof

         4.3 Form of Registration Rights Agreement between Ceres Group, Inc. and the persons and entities set forth on the signature pages attached thereto

         4.4 Rights Agreement, dated as of February 17, 1999, between Ceres Group, Inc. and the persons and entities set forth on the signature pages attached thereto

         10.1 Credit Agreement, dated as of February 17, 1999, among Ceres Group, Inc., the lending institutions listed from time to time on Annex I thereto and The Chase Manhattan Bank, as Administrative Agent

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CERES GROUP, INC.

Date:  May 24, 1999          By:  /s/ Charles E. Miller, Jr.
     -------------------          ----------------------------------------------
                                   Charles E. Miller, Jr.
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial Officer and
                                   Chief Accounting Officer)

                                    EXHIBITS
                                    --------



(27)     Financial Data Schedule