Form 10-Q
period 1999-06-30
CERES GROUP INC
filed 1999-08-16
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999

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


Common Stock, $.001 Par Value - 13,507,622 shares as of June 30, 1999



                                      INDEX

                       CERES GROUP, INC. AND SUBSIDIARIES

Part I.  Financial Information                                                                              Page
                                                                                                            ----

Item 1.     Financial Statements (Unaudited)                                                                  3

            Condensed consolidated balance sheets - June 30, 1999 and December 31, 1998                       3

            Condensed  consolidated  statements  of operations - Three months ended June 30, 1999             4
            and 1998; Six months ended June 30, 1999 and 1998.

            Condensed consolidated  statements of cash flows - Six months ended June 30, 1999 and             5
            1998

            Notes to condensed consolidated financial statements - June 30, 1999                              6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations            13

Item 3.     Quantitative and Qualitative Disclosure of Market Risk                                           25


Part II.  Other Information                                                                                  25

Item 4.     Submission of Matters to a Vote of Security Holders                                              25

Item 5.     Exhibits and Reports on Form 8-K                                                                 26

            Signatures                                                                                       27

            Exhibits                                                                                         28




        PART I. FINANCIAL INFORMATION- ITEM 1. FINANCIAL STATEMENTS
        -----------------------------------------------------------

                                                 CERES GROUP, INC. AND SUBSIDIARIES
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                      JUNE 30              DECEMBER 31
ASSETS                                                                                  1999                   1998
                                                                                    -------------         -------------
Investments                                                                        (UNAUDITED)
   Fixed maturities:
    Held to maturity at amortized cost                                              $        --           $   8,899,659
    Available for sale, at fair value                                                 302,965,829            80,832,097
                                                                                    -------------         -------------
       Total fixed maturities                                                         302,965,829            89,731,756
   Mortgage loans                                                                          97,136                  --
   Policy loans                                                                         3,701,649                94,432
                                                                                    -------------         -------------
       Total investments                                                              306,764,614            89,826,188
Cash and cash equivalents                                                              37,597,724            15,031,058
Cash and cash equivalents - restricted                                                  4,325,289             4,345,322
Accrued investment income                                                               6,000,789             1,343,297
Premiums receivable                                                                     6,394,451             2,203,690
Note receivable                                                                         7,666,981             7,367,556
Reinsurance receivable                                                                319,878,961            41,417,031
Deferred acquisition costs                                                             11,980,639             3,809,737
Value of business acquired                                                             16,945,531                  --
Goodwill                                                                               23,687,682                  --
Property and equipment, net                                                            14,663,232            10,061,688
Deferred federal income taxes                                                           4,011,632             1,409,479
Other assets                                                                            6,179,551             3,418,089
                                                                                    -------------         -------------
       Total assets                                                                 $ 766,097,076         $ 180,233,135
                                                                                    =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits, losses and claims                                       $ 377,351,168         $  22,717,862
    Unearned premiums                                                                  32,334,774             2,023,436
    Other policy claims and benefits payable                                          129,024,162            72,371,769
                                                                                    -------------         -------------
                                                                                      538,710,104            97,113,067
   Deferred reinsurance gain                                                           23,732,000            13,400,000
   Other policyholders' funds                                                          10,333,396             8,845,829
   Federal income taxes payable                                                         6,117,178             1,105,834
   Long term debt                                                                      40,000,000                  --
   Mortgage note payable                                                                8,222,095             8,283,884
   Reinsurance payable                                                                 50,453,017             2,993,400
   Commissions payable                                                                  6,451,152             2,978,140
   Drafts outstanding                                                                   3,874,328                  --
   Other liabilities                                                                   34,755,940             9,677,267
                                                                                    -------------         -------------
       Total liabilities                                                            $ 722,649,210         $ 144,397,421

   Shareholders' equity:
    Non-voting preferred shares, $.001 par value, 2,000,000 shares
       authorized, none issued                                                               --                    --
    Common shares, $.001 par value, authorized 30,000,000 shares, issued
       and outstanding 13,507,622 in 1999 and 11,495,172 in 1998                           13,508                11,495
    Additional paid-in capital                                                         58,998,759            43,883,357
    Retained earnings (deficit)                                                        (3,916,516)           (9,154,986)
    Accumulated other comprehensive (loss) income                                     (11,647,885)            1,095,848
                                                                                    -------------         -------------
       Total shareholders' equity                                                      43,447,866            35,835,714
                                                                                    -------------         -------------
       Total liabilities and shareholders' equity                                   $ 766,097,076         $ 180,233,135
                                                                                    =============         =============




                                                 CERES GROUP, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)



                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                        1999             1998            1999             1998
                                                                   -------------    -------------    -------------    -------------

REVENUES:
     Premiums, net
           Medical                                                 $  62,199,121    $  33,125,333    $ 114,959,211    $  64,095,945
           Specialty and other                                        18,494,897        2,678,716       33,168,047        5,509,536
                                                                   -------------    -------------    -------------    -------------
     Total premiums, net                                              80,694,018       35,804,049      148,127,258       69,605,481
     Net investment income                                             6,589,870        2,082,767       11,367,872        4,033,442
     Net realized investment gains (losses)                               62,847              745          125,990           (8,352)
     Fee and other income                                              4,808,831        2,369,195        9,700,589        4,730,694
     Amortization of deferred reinsurance gain                         1,399,800             --          2,668,000             --
                                                                   -------------    -------------    -------------    -------------
                                                                      93,555,366       40,256,756      171,989,709       78,361,265
                                                                   -------------    -------------    -------------    -------------

BENEFITS, LOSSES, AND EXPENSES:
     Benefits, claims, losses, and settlement expenses:
           Medical                                                    45,247,683       29,485,034       84,385,215       58,184,031
           Specialty and other                                        15,139,628        1,804,246       26,212,131        3,748,241
                                                                   -------------    -------------    -------------    -------------
     Total benefits, claims, losses, and
            settlement expenses                                       60,387,311       31,289,280      110,597,346       61,932,272

      Selling, general, and administrative expenses                   32,350,505       11,304,981       59,629,559       20,498,625
      Net amortization and change in deferral of
           acquisition costs and value of business
           acquired                                                   (4,733,840)           9,252       (7,787,344)          10,967
      Interest expense and financing costs                               913,724          708,038        1,490,964        1,332,307
                                                                   -------------    -------------    -------------    -------------
                                                                      88,917,700       43,311,551      163,930,525       83,774,171
                                                                   -------------    -------------    -------------    -------------
      Income (loss) before federal income taxes                        4,637,666       (3,054,795)       8,059,184       (5,412,906)
      Federal income tax expense                                       1,623,183             --          2,820,714             --
                                                                   -------------    -------------    -------------    -------------
      Net income (loss)                                            $   3,014,483    $  (3,054,795)   $   5,238,470    $  (5,412,906)
                                                                   =============    =============    =============    =============

      Earnings (loss) per common share
           Basic                                                   $        0.23    $       (0.73)   $        0.40    $       (1.29)
           Diluted                                                 $        0.19    $       (0.73)   $        0.34    $       (1.29)




                                               CERES GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                 JUNE 30,
OPERATING ACTIVITIES                                                               1999                    1998
                                                                               -------------          -------------
Net income (loss)                                                              $   5,238,470          $  (5,412,906)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
   Depreciation and amortization                                                   1,279,807                478,528
   Net realized (gains) losses                                                      (125,990)                 8,352
   Deferred federal income taxes                                                   1,607,617                149,208
   Changes in assets and liabilities:
     Restricted cash                                                                  20,033               (394,667)
     Reinsurance and premiums receivable                                        (279,738,076)             1,846,564
     Value of business acquired                                                   (1,116,531)                  --
     Goodwill                                                                     (5,853,708)                  --
     Accrued investment income                                                      (517,371)              (206,071)
     Federal income taxes payable                                                  3,385,993                   --
     Other assets                                                                 (1,501,761)              (986,104)
     Future policy benefits, claims and funds payable                            216,024,251             12,731,220
     Unearned premium                                                             17,814,134                   --
     Reinsurance payable                                                          47,459,617                   --
     Other liabilities                                                            15,079,572               (529,462)
     Policy acquisition costs deferred                                            (8,170,902)                  --
     Reinsurance gain deferred                                                    (2,668,000)                  --
                                                                               -------------          -------------
Net cash by operating activities                                                   8,217,155              7,684,662
                                                                               -------------          -------------

INVESTING ACTIVITIES
Purchase of fixed maturities available-for-sale                                   (3,472,601)           (18,203,555)
Proceeds from sale of fixed maturities available-for-sale                         13,609,110                   --
Proceeds from calls and maturities of available-for-sale                           4,617,893             11,182,151
Proceeds from sales calls and maturities of held-to-maturity                       3,923,138              1,004,152
Acquisition of Continental General, net of $2,212,307 cash acquired              (59,787,693)                  --
Net additions to furniture and equipment                                             (43,897)                   728
Net purchase of investments - short-term                                                --               (3,865,495)
Other                                                                                104,439                    868
                                                                               -------------          -------------
Net cash used in investing activities                                            (41,049,611)            (9,881,151)
                                                                               -------------          -------------

FINANCING ACTIVITIES
Increase in annuity account balances                                               7,889,212                271,476
Decrease in annuity account balances                                              (7,246,291)            (2,172,223)
Increase in note receivable                                                         (299,425)                  --
Principal payments on mortgage note payable                                          (61,789)               (56,210)
Proceeds from long-term debt                                                      40,000,000                   --
Proceeds from private equity placement                                            15,117,415                   --
Reinsurance ceding allowance, net                                                       --               (2,679,482)
                                                                               -------------          -------------
Net cash provided by (used in) financing activities                               55,399,122             (4,636,439)
                                                                               -------------          -------------
Net increase (decrease) in cash                                                   22,566,666             (6,832,928)
Cash and cash equivalents at beginning of year                                    15,031,058              5,632,459
                                                                               -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  37,597,724          $  (1,200,469)
                                                                               =============          =============



                       CERES GROUP, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

Periods ended June 30, 1999 and 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Ceres Group, Inc., and subsidiaries (the "Company") Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. The condensed consolidated financial statements for June 30, 1999 include the accounts of Provident American Life and Health Insurance Company (Provident) acquired on December 31, 1998 and Continental General Corporation ("Continental") acquired on February 17, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Note 2 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is unrealized gains or losses on securities recorded in shareholders' equity. Comprehensive (loss) is as follows:



                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                                 1999                 1998                1999                 1998
                                             --------------      -------------      --------------       -------------
Net Income (loss)                            $  3,014,483        $ (3,054,795)       $  5,238,470        $ (5,412,906)
Unrealized (loss) gain on securities           (7,199,426)            152,171         (11,647,885)            295,152
Reclassification adjustment for gains
     (losses) included in net income               40,201                 492              81,894              (5,512)
                                             ------------        ------------        ------------        ------------
Comprehensive (loss)                         $ (4,144,742)       $ (2,902,132)       $ (6,327,521)       $ (5,123,266)
                                             ============        ============        ============        ============

Note 3 - Reinsurance

The Company has entered into several quota-share reinsurance treaties with Reassurance Company of Hannover ("Hannover") on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 90% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances which are classified as reinsurance expenses below. The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                     Three Months Ended                          Six Months Ended
                                                         June 30,                                  June 30,
                                                 1999                  1998                 1999                 1998
                                           ----------------      ---------------      ---------------      ---------------
Premiums
     Direct                                  $ 125,244,145        $  63,056,446        $ 237,991,662        $ 126,627,953
     Assumed                                    28,130,456                 --             58,693,071                 --
     Ceded                                     (72,680,583)         (27,252,397)        (148,557,475)         (57,022,472)
                                             -------------        -------------        -------------        -------------
         Net premiums                        $  80,694,018        $  35,804,049        $ 148,127,258        $  69,605,481
                                             =============        =============        =============        =============

 Benefits, claims, losses, and
     settlement expenses                     $ 134,843,715        $  52,968,096        $ 219,879,699        $ 106,938,412
     Reinsurance recoveries                    (74,456,404)         (21,678,816)        (109,282,353)         (45,006,140)
                                             -------------        -------------        -------------        -------------
                                             $  60,387,311        $  31,289,280        $ 110,597,346        $  61,932,272
                                             =============        =============        =============        =============

Selling, general, and administrative
   expenses:
         Commissions                         $  23,797,212        $   9,189,911        $  40,438,496        $  18,343,076
         Other operating expenses               23,274,100            5,768,832           40,692,028           13,667,081
         Reinsurance expenses                   11,139,135                 --             21,400,677                 --
         Reinsurance allowances                (25,859,942)          (3,653,762)         (42,901,642)         (11,511,532)
                                             -------------        -------------        -------------        -------------
                                             $  32,350,505        $  11,304,981        $  59,629,559        $  20,498,625
                                             =============        =============        =============        =============


Note 4 - Computation of Net Income (Loss) Per Common Share




                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                                  1999                  1998                 1999                1998
                                            ----------------      ---------------      ---------------      -------------
Basic
     Average common shares
         outstanding                            13,506,997            4,195,172           13,168,178           4,195,172
                                               ===========         ============          ===========         ===========
     Net income (loss)                         $ 3,014,483         $ (3,054,795)         $ 5,238,470         $(5,412,906)
                                               ===========         ============          ===========         ===========
     Net income (loss) per
          common share                         $      0.23         $      (0.73)         $      0.40         $     (1.29)
                                               ===========         ============          ===========         ===========

Diluted
     Average common shares
          outstanding                           13,506,997            4,195,172           13,168,178           4,195,172
     Warrants/stock options -
          treasury stock method                  2,278,778                 --              2,266,154                --
                                               -----------         ------------          -----------         -----------
     Weighted average shares                    15,785,775            4,195,172           15,434,332           4,195,172
                                               ===========         ============          ===========         ===========

     Net income (loss)                         $ 3,014,483         $ (3,054,795)         $ 5,238,470         $(5,412,906)
                                               ===========         ============          ===========         ===========
     Net income (loss) per common
          share                                $      0.19         $      (0.73)         $      0.34         $     (1.29)
                                               ===========         ============          ===========         ===========





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


Note 5 - Federal Income Taxes

The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,000 was paid in 1994 and $590,000 was paid in 1997. The balance of approximately $1.6 million relates to whether or not the Company's then principal operating subsidiary, Central Reserve Life Insurance Company ("Central"), qualified as a life company for tax purposes. The Company is vigorously protesting the proposed deficiency. Based on discussions with counsel, management believes existing law supports the Company's position. Therefore, the Company has not recorded a liability for the difference.

However, if the IRS were to prevail in its position that Central no longer qualified as a life company for tax purposes, approximately $2.6 million of tax and interest would be payable for 1991 and 1992 and federal income taxes would increase in the future relative to years subsequent to 1992 that remain open for IRS examination. A small life company having less than $500.0 million in total assets is permitted, among other things, a deduction from the first $3.0 million of income of 60%, or $1.8 million.


Note 6 - Acquisitions

On February 17, 1999, the Company acquired 100% of the outstanding common stock of Continental from The Western & Southern Life Insurance Company, a mutual life insurance company domiciled in Ohio. Continental is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental General Insurance Company ("CGIC"), a life and accident and health insurer domiciled in Nebraska and licensed in 49 states. Total consideration paid by the Company for the common stock was $84.5 million. The transaction was financed through reinsurance, debt, cash, and a private equity offering as described below of $62.0 million and a special dividend received from CGIC of $22.5 million. The transaction was accounted for in accordance with the purchase method and currently the purchase price allocation is preliminary.

Effective February 1, 1999, CGIC entered into a reinsurance treaty with Hannover, whereby CGIC ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provides an initial ceding allowance of $13.0 million which was accounted for as a deferred reinsurance gain. The treaty provides for repayment of the initial ceding allowance plus interest out of statutory profits, if any, of the reinsured business.

On February 17, 1999, the Company entered into a $40.0 million credit facility with a syndicate of major commercial banks. In accordance with the terms of the loan, the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter as follows: $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. The loan bears interest at a variable rate (approximately 8.57% at June 30, 1999). The Company has pledged the common stock of Continental and Central as security for the loan. The credit facility prohibits the payment of dividends upon the Company's common stock, except upon compliance with certain conditions.

Effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P., both of which were stockholders prior to the offering, wherein the Company issued 2,000,000 common shares at $7.50 per share for $15.0 million.

The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisition of Continental was completed at the beginning of January 1998 and 1999:




                                                         Six Months Ended
                                                            June 30,
                                                              1999                         1998
                                                       --------------------       -------------------

Revenues                                                  $ 182,290,277               $ 144,313,210
Income (loss) before federal income taxes                     7,172,508                 (14,070,305)
Federal income tax expense                                    2,510,377                  (1,387,837)
Earnings (loss)                                               4,662,131                 (12,682,468)
Per common share:
     Basic                                                $        0.35               $       (2.05)
     Diluted                                                       0.30                       (2.05)




The pro forma results of operations are not indicative on the actual results of operations that would have occurred had the acquisitions been made on the date indicated, or the results that may be obtained in the future.


Note 7 - Operating Segments

In conjunction with the Company's continued growth and refinement of defined organization structure, the Company expanded its operating segments to the following three distinct operating segments based upon product types: medical, specialty and other, and corporate. Products included in the medical segment include comprehensive major medical plans. Significant products in the specialty and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities.

The corporate segment encompasses all other activities of the Company, including interest income and expense of the parent company. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments, and are summarized in the following tables:

                                            Three Months Ended                          Six Months Ended
                                                 June 30,                                   June 30,
                                                   1999                  1998                 1999                1998
                                            ------------------     ----------------     ----------------    ---------------
Medical
     Revenues
        Net premiums                            $  62,199,121       $  33,125,333       $ 114,959,211       $  64,095,945
        Investment income                             907,767           1,879,829           3,826,079           3,616,622
        Fee and other income                        6,102,684           2,369,195          12,262,642           4,730,694
                                                -------------       -------------       -------------       -------------
                                                   69,209,572          37,374,357         131,047,932          72,443,261

     Expenses
         Benefits and claims                       45,247,683          29,485,034          84,385,215          58,184,031
         Other operating expenses                  22,250,763          10,160,958          41,786,242          18,624,538
                                                -------------       -------------       -------------       -------------
                                                   67,498,446          39,645,992         126,171,457          76,808,569

         Segment profit (loss) before
              federal income taxes              $   1,711,126       $  (2,271,635)      $   4,876,475       $  (4,365,308)
                                                =============       =============       =============       =============

Specialty and Other
       Revenues:
              Net premiums                      $  18,494,897       $   2,678,716       $  33,168,047       $   5,509,536
              Investment income                     5,697,269             152,419           7,512,954             314,489
                                                -------------       -------------       -------------       -------------
                                                   24,192,166           2,831,135          40,681,001           5,824,025

        Expenses:
              Benefits and claims                  15,139,628           1,804,246          26,212,131           3,748,241
              Other operating expenses              4,633,051             833,113           8,789,731           1,521,065
                                                -------------       -------------       -------------       -------------
                                                   19,772,679           2,637,359          35,001,862           5,269,306
              Segment profit
                   before federal income
                        taxes                   $   4,419,487       $     193,776       $   5,679,139       $     554,719
                                                =============       =============       =============       =============

Corporate
     Revenues:
          Investment income                     $      47,681       $      51,264       $     154,829       $      93,979
          Fee and other income                        105,947                --               105,947                --
                                                -------------       -------------       -------------       -------------
                                                      153,628              51,264             260,776              93,979

        Expenses:
              Interest and financing
                   expenses                           913,724             708,038           1,490,964           1,332,307
              Other operating expenses                732,851             320,162           1,266,242             363,989
                                                -------------       -------------       -------------       -------------
                                                    1,646,575           1,028,200           2,757,206           1,696,296
              Segment (loss) before
                   federal incomes taxes        $  (1,492,947)      $    (976,936)      $  (2,496,430)      $  (1,602,317)
                                                =============       =============       =============       =============

The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 1999 and 1998, which included certain reclassifications.

Note 8 - Dispositions and Reclassification of Securities

In June 1999, the Company sold approximately $4.0 million of securities from its held-to-maturity portfolio to meet a significant and unanticipated increase in claim payments. The securities sold represented 44% of the held-to-maturity portfolio and generated a realized gain of $2,000. Due to the sale and the recent acquisition of Continental management changed the intent to hold the remaining held-to-maturity portfolio, of approximately $5.0 million, and transferred, as of June 30, 1999, the balance to available-for-sale and recorded an unrealized loss of $9,000.


Note 9 - Subsequent Event

On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation to purchase all of the outstanding shares of its subsidiary, United Benefit Life Insurance Company ("United Benefit Life"). On June 14, 1999, Central terminated this agreement. United Benefit Life and its affiliate company, Insurance Advisors of America, Inc., ("Insurance Advisors"), were obligated to Central for the entire shortfall in reserves transferred to Central on August 1, 1998 in connection with Central's reinsurance of all of United Benefit Life's health insurance business. This obligation was secured, among other things, by a pledge of all of the stock of United Benefit Life. In addition, Insurance Advisors owed Central an additional $7 million in connection with the August 1, 1998 transaction. Pursuant to a "true up" mechanism in the agreements between United Benefit Life and Central, it was determined that the shortfall totaled $16.5 million. After receiving approval from the Department of Insurance of the State of Indiana authorizing Central to assume control of United Benefit Life, on July 21, 1999, Central foreclosed on the stock of United Benefit Life to collect the receivable arising from the reserve shortfall. Pursuant to our reinsurance agreement with Hannover, Hannover is responsible for 80% of the amount of the shortfall. Approximately $12.0 million has been credited to the total indebtedness as a result of our foreclosure. In addition, all of the renewal commissions due Insurance Advisors from United Benefit Life have been foreclosed upon, extinguishing the approximately $11.5 million balance of the reserve shortfall and Insurance Advisors other indebtedness. In July, Hannover repaid the balance of the reserve shortfall which had been advanced by Central, and, as a result, Central no longer holds any receivable from United Benefit Life or Insurance Advisors. At the date of the foreclosure, United Benefit Life's assets primarily included real estate, bonds, reinsurance receivables, and other receivables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------


The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes and other financial information included elsewhere.

GENERAL

The Company provides a broad spectrum of managed care, health insurance and specialty products and services to more than 410,000 medical members. The Company distributes its products on a national basis through approximately 50,000 independent, licensed agents to the growing and under-served individual and small business markets and to the senior market. Through the implementation of cost containment programs and our underwriting and product expertise, the Company has reduced medical costs and underwriting risks and increased fee-based revenue. As a result, the Company's medical loss ratio for the quarter ended June 30, 1999 declined to 73% from 89% for the same quarter of 1998. The medical loss ratio for the six months ended June 30, 1999 declined to 73% from 91% for the same period in 1998.

In 1996 and 1997, Central, our then-principal subsidiary, experienced substantial losses incurred in connection with newly-issued group health insurance policies, greater than anticipated utilization new state and federal mandates and reductions in profitability arising out of industry-wide pricing competition. In June 1997, in order to address the continued decline in Central's surplus, the Company borrowed $5.2 million from Huntington National Bank, $5.0 million of which was contributed to the surplus of Central.

In December 1997, Central entered into a reinsurance treaty with Hannover in which Central transferred to Hannover $24.6 million of reserve liability. In return for Hannover's reinsurance of this liability, Central transferred $14.6 million in assets to Hannover. The reinsurance treaty, which is on a 50/50 quota-share basis, provided Central with a $10.0 million initial ceding allowance, which increased Central's statutory surplus. The treaty provides for repayment of the initial ceding allowance plus interest out of statutory profits, if any, of the reinsured business. The combination of the $14.0 million surplus note which was invested in connection with a $20.0 million bridge loan arranged by Strategic Acquisition Partners, LLC and the $10.0 million ceding allowance provided an additional $24.0 million to the statutory capital and surplus of Central, increasing statutory levels in excess of regulatory risk-based capital requirements and alleviating the regulatory concerns that were created in 1996 and continued in 1997.

Since January 1, 1998, the Company (1) began executing a new business plan designed to increase premium rates, reduce costs and emphasize acquisitions; (2) underwent a change in control; (3) completed a private placement of our common stock in July 1998 in which the Company issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share (the "Equity Warrants") for an aggregate purchase price of approximately $40.2 million (the "July Transaction"); (4) entered into an agreement with United Benefit Life in August 1998 to reinsure 100% of the major medical policies of United Benefit Life, covering approximately 100,000 lives with estimated annual premiums of $100.0 million; (5) acquired Provident American Life & Health Insurance Company from Provident American Corporation on December 31, 1998 for $5.5 million in cash; (6) acquired Continental and CGIC from The Western and Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million in cash; (7) completed a private placement of common stock in February 1999 to provide funds for the Continental acquisition, in which 2,000,000 shares of common stock were issued and sold at $7.50 per share; and (8) acquired United Benefit Life in July 1999 through foreclosure (collectively, the "Restructuring Transactions").

Because of the Restructuring Transactions and the acquisitions of Provident, Continental, and United Benefit Life, the Company has undergone significant changes since January 1, 1998. The acquisitions of Provident and Continental had no impact on results of operations in 1998. The financial information for the quarter and six months ended June 30, 1999 includes the operations of Continental for February and March in the first quarter, its full operations in the second quarter, and the financial operations of Provident for the entire period.

RECENT EVENTS

On August 1, 1998, Central entered into an agreement with United Benefit Life to reinsure 100% of the major medical policies of United Benefit Life in effect prior to August 1, 1998, covering approximately 100,000 members with estimated annual premiums of $100.0 million. The agreement also provides that Central will reinsure 100% of all major medical policies written by United Benefit Life from and after August 1, 1998. Central also began administering all of United Benefit Life's major medical policies as of August 1, 1998. In addition, Central entered into an agreement with Insurance Advisors, to market the policies to be issued by United Benefit Life which Central reinsured. At the same time, Central ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central ceded 50% of the policies to be written by United Benefit Life from and after August 1, 1998 and reinsured by Central to Hannover.

On July 31, 1998, United Benefit Life held approximately $13.5 million in reserves. Hannover paid to Central an initial ceding allowance of $20.0 million for its 80% portion of the reinsurance. The treaty provides for repayment of the initial ceding allowance plus interest out of statutory profits, if any, of the reinsured business. Central paid to United Benefit Life this ceding commission which was applied to the known reserve shortfall. Reserves for estimated claims of $36.5 million were assumed by Central, for which United Benefit Life transferred assets of $33.5 million, including the $20.0 million ceding allowance provided by Central.

Therefore, reserve liabilities assumed by Central exceeded by $3.0 million the cash transferred to Central by United Benefit Life as reimbursement for this assumption. This $3.0 million reserve shortfall was reflected in a note receivable payable to Central by United Benefit Life. Insurance Advisors joined in United Benefit Life's $3.0 million obligation. In addition, Central entered into an agency agreement with respect to the marketing of United Benefit Life's policies with Insurance Advisors in exchange for a $7.0 million note receivable. The agreements between the parties provided for a "true up" which required United Benefit Life and Insurance Advisors to be jointly liable for any difference between the indicated reserve of $36.5 million and the actual liabilities as of August 1, 1998. The obligations of United Benefit Life and Insurance Advisors to Central were secured by a pledge by the parent company of United Benefit Life, United Benefit Managed Care Corporation, of 100% of the stock of United Benefit Life and the pledge by Insurance Advisors of all of the commissions due Insurance Advisors or to become due from United Benefit Life.

Recently, an independent actuarial firm was retained by Central to calculate the amount of actual reserves required of United Benefit Life as of August 1, 1998. The actual required reserves were estimated to be approximately $50.0 million at August 1, 1998 pursuant to the actuary's calculations. Therefore, United Benefit Life owed Central and Hannover, as reinsurer, approximately $16.5 million. Insurance Advisors was jointly responsible for this amount, in addition to the $7.0 million outstanding on its original note.

On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation to purchase all of the outstanding shares of its subsidiary, United Benefit Life. On June 14, 1999, Central terminated this agreement. Instead, because of the reserve shortfall, after receiving approval from the Department of Insurance of the State of Indiana authorizing Central to assume control of United Benefit Life on July 21, 1999, Central foreclosed on the stock of United Benefit Life to collect the receivable arising from the reserve shortfall. Pursuant to our reinsurance agreement with Hannover, Hannover is responsible for 80% of the amount of the shortfall. Approximately $12.0 million has been credited to the total indebtedness as a result of our foreclosure of United Benefit Life. In addition, all of the renewal commissions due Insurance Advisors from United Benefit Life have been foreclosed upon, extinguishing the approximately $11.5 million balance of the reserve shortfall and other Insurance Advisors indebtedness. In July, Hannover repaid the balance of the reserve shortfall which had been advanced by Central, and, as a result, Central no longer holds any receivable from United Benefit Life or Insurance Advisors. At the date of the foreclosure, United Benefit Life's assets primarily included real estate, bonds, reinsurance receivables, and other receivables.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

For the quarter ended June 30, 1999, total net premiums were $80.7 million, an increase of 125.4%, from $35.8 million for the same quarter in 1998. Medical premiums for the quarter ended June 30, 1999 were $62.2 million compared to $33.1 million for the quarter ended June 30, 1998, an increase of 87.8%.

The increase in medical premiums was the result of $13.5 million attributable to Provident and Continental, $7.4 million for reinsurance assumed and $8.2 million from new business and rate increases for Central. Specialty and other premiums, which includes primarily dental, long-term care, Medicare supplement, annuities and life insurance, were $18.5 million for the quarter ended June 30, 1999 compared to $2.7 million for the quarter ended June 30, 1998, an increase of 590.4%. The increase in specialty and other premiums was the result of $14.6, million, or 92.4%, from Continental and the remainder from Provident.

Net investment income increased to $6.6 million for the second quarter of 1999 from $2.1 million for the second quarter of 1998, an increase of 216.4%. Continental's portion of the increase was $4.7 million.


Fee and other income increased to $4.8 million for the quarter ended June 30, 1999 compared to $2.4 million for the same quarter of 1998, an increase of 103.0%. This increase was primarily attributed to $2.0 million in administrative fees for business reinsured through Provident and United Benefit Life. The balance represents a defalcation recovery. The amortization of deferred reinsurance gain of $1.4 million for the quarter ended June 30, 1999 represents the recognition of the ceding commission allowances received on our reinsurance agreements. The unamortized amount of $23.7 million for the quarter ended June 30, 1999 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

Total benefits, claims and settlement expenses increased to $60.4 million for the quarter ended June 30, 1999 compared to $31.3 million for the same quarter in 1998, an increase of 93.0%. Approximately $22.8 million of the $29.1 million total increase was attributable to Provident and Continental. The remaining approximately $6.0 million was attributable to an increase of claims at Central and United Benefit. Medical benefits, claims, losses and settlement expenses were $45.2 million for the quarter ended June 30, 1999 compared to $29.5 million for the same quarter in 1998, an increase of 53.5%. The medical loss ratio was 72.7% for the quarter ended June 30, 1999 compared to 89.0% for the same quarter of 1998. Cost reduction and benefit programs modifications implemented in 1998, such as rate increases, underwriting changes, claim procedures, and additional managed care, led to the reduction in the medical loss ratio. The specialty benefit ratio was 81.9% for the second quarter of 1999 compared to 67.4% for the second quarter of 1998. Specialty and other benefits, claims, losses and settlement expenses were $15.1 million for the quarter ended June 30, 1999 compared to $1.8 million for the same quarter of 1998, an increase of 739.1%. The increase in the specialty benefit ratio is primarily due to a higher loss ratio of Continental's Medicare supplement business and the inclusion of Continental's interest sensitive life insurance and annuity benefits and reserves.

Selling, general and administrative expenses increased to $32.4 million in the second quarter of 1999 compared to $11.3 million in the first quarter of 1998, an increase of 186.2%. Of this amount, commissions paid (due) to agents in the quarter ended June 30, 1999 were $23.8 million compared to $9.2 million in the same quarter of 1998. Included in the 1999 commissions are $13.7 million for Provident and Continental. The remaining increase of $1.0 million represents the increase in commissions for Central. This increase was due to the combination of higher commission rates and an increase in new business sold in 1999. Other operating expenses, consisting of employee salaries and benefits and other administrative expenses, increased to $23.3 million for the quarter ended June 30, 1999 compared to $5.8 million in the second quarter of 1998. Provident and Continental accounted for $11.8 million of the $17.5 million increase.

The remaining increase was primarily due to additional costs incurred for the outsourcing of computer operations, increase in employee costs, consulting support, acquisitions and product development to help support our increased growth.

The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $4.7 million for the second quarter of 1999 compared to a net amortization of $9,000 for the second quarter of 1998. Continental accounts for $3.2 million of the deferral. The deferral of first year excess associated with the significant increase in sales of new products written by Central, Provident, and United Benefit Life, as well as the resulting increase in excess first year expenses, accounted for the remaining balance.

Interest expense and financing costs increased to $0.9 million in the second quarter of 1999 compared to $0.7 million in the second quarter of 1998 as a result of the interest expense on the $40.0 million loan under the credit facility which began to accrue on February 17, 1999, the closing date of the purchase of Continental.

A provision for federal income taxes of $1.6 million, or 35.0% of income before federal taxes of $4.6 million, was established for the second quarter of 1999.

Net income for the second quarter of 1999 was $3.0 million, or $0.23 basic earnings per share and $0.19 diluted earnings per share, compared to a net loss of $3.1 million, or $0.73 loss per share on both a basic and diluted basis, for the second quarter of 1998. The change in results was primarily due to a significant increase in revenues resulting from acquisitions and increased gross premium writings and decreased benefit, claim and settlement expenses as a percentage of premiums resulting from rate increases, underwriting changes, claim procedures and added managed care programs.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

For the six months ended June 30, 1999, total net premiums were $148.1 million, an increase of 112.8%, from $69.6 million for the same period in 1998. Medical premiums for the six months ended June 30, 1999 were $115.0 million compared to $64.1 million for the six months ended June 30, 1998, an increase of 79.4%. The increase in medical premiums was the result of $20.1 million attributable to Provident and Continental, $15.6 million reinsurance assumed, and $15.1 million for rate increases and new business at Central. Specialty and other premiums were $33.2 million for the six months ended June 30, 1999 compared to $5.5 million for the six months ended June 30, 1998, an increase of 502.0%. The increase in specialty and other premiums was the result of $26.2 million attributable to Continental.

Net investment income increased to $11.4 million for the six months ended June 30, 1999 from $4.0 million for the same period of 1998, an increase of 181.8%. Continental's portion of the increase was $7.2 million. Central's net investment income increased slightly during the period from the same period in 1998.

Fee and other income increased to $9.7 million for the six months ended June 30, 1999 compared to $4.7 million for the same period of 1998, an increase of 105.1%. This increase was primarily attributed to $3.9 million in administrative fees for business reinsured through Provident and United Benefit Life. The balance represents a defalcation recovery. The amortization of deferred reinsurance gain of $2.7 million for the six months ended June 30, 1999 represents the recognition of the ceding commission allowances received on the Company's reinsurance agreements. The unamortized amount of $23.7 million for the six months ended June 30, 1999 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

Total benefits, claims and settlement expenses increased to $110.6 million for the six months ended June 30, 1999 compared to $61.9 million for the same period in 1998, an increase of 78.6%. Provident and Continental accounted for $36.6 million of the total increase of $48.6 million. The remaining $12.0 million is attributable to Central. Medical benefits, claims, losses and settlement expenses were $84.4 million for the six months ended June 30, 1999 compared to $58.2 million for the same period in 1998, an increase of 45.0%. The medical loss ratio was 73.4% for the six months ended June 30, 1999 compared to 90.8% for the same period in 1998. Cost reduction and benefit program modifications implemented beginning in 1998, such as rate increases, underwriting changes, claim procedures, and additional managed care, led to the reduction in the medical loss ratio. Specialty and other benefits, claims, losses and settlement expenses were $26.2 million for the six months ended June 30, 1999 compared to $3.7 million for the same period in 1998, an increase of 599.3%. The specialty benefit ratio was 79.0% for the six months ended June 30, 1999 compared to 68.0% for the same period in 1998. The increase is primarily attributable to a higher loss ratio of the Continental Medicare supplement business and inclusion of interest sensitive life and annuity benefits and reserves.

Selling, general and administrative expenses increased to $59.6 million in the six months ended June 30, 1999 compared to $20.5 million in the same period in 1998, an increase of 190.9%. Of this amount, commissions paid (due) to agents in the six months ended June 30, 1999 were $40.4 million compared to $13.7 million in the same period in 1998. Included in the 1999 commissions is $20.8 million for Provident and Continental. The remaining increase represents the increase in commissions for Central. This increase was due to the combination of higher commission rates and an increase in new business sold in 1999. Other operating expenses, consisting of employee salaries and benefits and other administrative expenses, increased to $40.7 million for the six months ended June 30, 1999 compared to $13.7 million in the second period in 1998. Continental accounted for $17.0 million of the $27.0 million increase. We also incurred costs of $2.6 million for the operations of Provident in the six months ended June 30, 1999. The remaining increase was primarily due to additional costs incurred for the outsourcing of computer operations, hiring additional employees, consulting support, acquisitions, and product development to help support our increased growth.

The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $7.8 million for the six month ended June 30, 1999 compared to a net amortization of $11,000 for the same period in 1998. Continental accounts for $5.1 million of the deferral. The deferral of first year excess expenses associated with the significant increase in sales of new products written by Central, Provident, and United Benefit Life, accounted for the remaining balance.

Interest expense and financing costs increased to $1.5 million in the six months ended June 30, 1999 compared to $1.3 million for the same period in 1998 as a result of the interest expense on the $40.0 million loan under our credit facility which began to accrue on February 17, 1999, the closing date of the purchase of Continental.

A provision for federal income taxes of $2.8 million, or 35.0% of income before federal taxes of $8.1 million, was established for the six months ended June 30, 1999.

Net income for the six months ended June 30, 1999 was $5.2 million, or $0.40 basic earnings per share and $0.34 diluted earnings per share, compared to a net loss of $5.4 million, or $1.29 loss per share on both a basic and diluted basis, for the same period in 1998. The change in results was primarily due to a significant increase in revenues resulting from acquisitions and increased gross premium writings and decreased benefit, claim and settlement expenses as a percentage of premiums resulting from rate increases, underwriting changes, claim procedures and added managed care programs.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of the Company to generate adequate amounts of cash to meet its financial commitments. The major needs for cash are to enable the Company's insurance subsidiaries to pay claims and expenses as they come due. The primary sources of cash are premiums and investment income. Payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interests on debts. The Company has, in the past, relied on the dividend from Central to enable it to pay dividends to stockholders. We discontinued paying dividends on our common stock at the end of 1996. By statute, the state regulatory authorities set minimum liquidity standards to protect both policyholders and stockholders and limit the dividends payable by our insurance subsidiaries to the Company.

The majority of our assets are in investments, which were $306.8 million, or 40.0% of the total assets, at June 30, 1999 and $89.8 million or 49.8% of the total assets, at December 31, 1998. Fixed maturities are our primary investment and were $302.9 million, or 99% of total investments, at June 30, 1999, and $89.7 million, or 98.8% of total investments, at December 31, 1998. Other investments consist of policy loans and mortgage loans. We are carrying fixed maturities of $302.9 million at estimated fair value (available for sale) at June 30, 1999 and at December 31, 1998 we carried fixed maturities of $8.9 million at amortized cost (held to maturity) and $80.8 million at estimated fair value (available for sale).

The Company does not hold any "junk" bonds or what are generally considered high-yield type securities, and 100% of our bonds are of investment grade quality. In addition to the fixed maturities, we also had $37.6 million in cash and cash equivalents, and a $10 million line of credit with a major bank (as described below) at June 30, 1999 and $15.0 million in cash and cash equivalents and a $15 million line of credit with a major bank (which was replaced with the $10.0 million line of credit) equivalents at December 31, 1998. There was no amount outstanding on the line of credit at June 30, 1999.

Assets increased 325.1% to $776.1 million at June 30, 1999 from $180.2 million at December 31, 1998. The increase in the six months ended June 30, 1999 was primarily due to the acquisition of Continental, which had assets of $549.8 million at June 30, 1999, with the remaining increase attributable to the acquisition of Provident. These increases were, in part, offset by a related increase in liabilities of $578.3 million during the period to $772.7 million. Continental's liabilities were $495.1 million and Provident's were $40.4 million at June 30, 1999. The two major items of our total assets continue to be investments (40.0%) and reinsurable receivable (41.8%).

The total policy liabilities and accruals ("reserves") were 74.5% of the total liabilities at June 30, 1999, compared to 67.3% at June 30, 1998. Continental accounted for 78.1% of the reserves at June 30, 1999.

To provide funds for the acquisition of Continental, the Company incurred a debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among the Company, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether we select a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (x) the rate which is 2 of 1% in excess of a federal funds rate and (y) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At June 30, 1999, the interest rate was 8.57%. The credit agreement also provides for a $10.0 million line of credit which bears interest at the same rate as the $40.0 million loan. There is currently no amount outstanding under the line of credit.

The credit agreement contains financial and other covenants with respect to the Company that, among other matters: (1) prohibit the payment of cash dividends on our shares of common stock, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that we at a minimum maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.50 to 1.00 through December 31, 1999, 0.45 to 1.00 thereafter through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, and 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated EBITDA to consolidated interest expense) of 2.0 to 1 through December 31, 1999, 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125%, and (d) consolidated net worth of $35.0 million through December 31,1999, $40.0 million thereafter through December 31, 2000, $50.0 million thereafter through

December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter. In addition, the Company pledged the common stock of Continental, Central and other insignificant subsidiaries as security for the credit agreement. At June 30, 1999, we were in compliance with the covenants contained in the credit agreement.

The Company believes that cash flow from operating activities will be sufficient to meet its currently anticipated operating and capital expenditure requirements. If additional funds are required for long-term growth, the Company believes that these funds could be obtained through equity or debt offerings as market conditions permit or dictate. There is no assurance that the Company will be able to obtain such financing on terms that are favorable to it.

OPERATING SEGMENT INFORMATION

The Company has identified three distinct operating segments based upon product types, as follows: medical, specialty and other, and corporate and other.

Products included in the medical segment include comprehensive major medical insurance plans.

Products included in the specialty and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities.

The corporate and other segment encompasses all our other activities, including our interest income and expense.

The medical segment had net revenues of $69.2 million in the second quarter of 1999 compared to $37.3 million in 1998. The major reasons for the increase were due to the addition of approximately $11.2 million from Continental and $5.6 million of net assumed premiums in 1999. The remaining increase was for premium increases in Central and the collection of fees for administrating the reinsured business assumed.

Total benefits, claims, losses and settlement expenses for the medical segment were $45.2 million in the second quarter of 1999 compared to $29.5 million in the second quarter of 1998. The increase included approximately $8.0 million of benefits, claims, and expenses for Continental. The remaining increase of $7.7 million was primarily due to claims and expenses related to the United Benefit Life business assumed in August 1998.

Total corporate and other revenues were $154,000 for the second quarter of 1999 compared to $51,000 for the second quarter of 1998. The increase was primarily due to $106,000 from Continental.

MARKET RISK AND MANAGEMENT POLICIES

The following is a description of certain risks facing health, life and accident insurers and how the Company mitigates those risks:

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

Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. The Company attempts to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

Interest Rate Risk is the risk that interests rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if the Company attempts to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

IMPACT OF INFLATION

Inflation rates impact the Company's financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

Inflation has had an impact on claim costs and overall operating costs and although it has been, lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more-expensive and wider use of pharmaceuticals is inflating healthcare costs. The Office of Personnel Management reported the costs of prescription drugs increased by 22% in 1998.

While to a certain extent these increased costs are offset by interest rates (investment income), hospital charges increased, while the rate of income from investments has not increased proportionately. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

YEAR 2000 UPDATE

General - A comprehensive assessment of the Year 2000 ("Y2K") was completed in 1998 by the Company and its wholly-owned subsidiaries. The Company established a plan for compliance of all information technology ("IT") systems and "non-IT" systems, such as operating and control systems that rely on embedded computer chips, to ensure accurate processing of date data for Y2K and beyond. The plan also included the identification of key vendors and business partners and obtaining assurances that their key systems are Y2K compliant. Total cost of the project was estimated at $5.5 million. At the end of the second quarter of 1999, incurred costs were $4.9 million. The estimated additional costs are currently expected to be $600,000.

Status - The Company continues to execute its plan to ensure that all systems are Y2K compliant and completed the IT systems in July 1999, and expects to complete the non-IT systems in the third quarter of 1999. This includes Continental, which the Company believes had all its operating systems and applications Y2K compliant as of December 31, 1998. The Company completed all testing in July 1999.

Ongoing Activity - The Company continues to follow-up with key vendors and business partners on compliance assurances. Contingency planning continues for the Company's or its wholly-owned subsidiaries' systems regarding additional back-up protection as well as for key vendors and business partners.

Risks - Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases and/or the present system were to fail, the Company would be unable to continue important operations such as billing and collection, payroll operations and daily administration of policyholder claims. In addition, disruptions in the economy generally resulting from Y2K issues could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Summary - At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its wholly-owned subsidiaries. All Y2K compliance plan activities are scheduled to be completed by the end of the third quarter of this year.

FORWARD-LOOKING STATEMENTS

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

Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

          - the failure to successfully integrate the businesses of Continental, Provident, or United Benefit Life into the Company, including the failure to achieve cost consolidations;

          - any shortfall in the assets of United Benefit Life or the commissions due to Insurance Advisors, which were foreclosed upon on July 21, 1999;

          -    rising healthcare costs;

          -    business conditions and competition in the healthcare industry;

          -    developments in healthcare reform and other regulatory issues;

          -    changes in laws and regulations affecting the Company's business;

          -    adverse changes in interest rates;

          - unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims;

          - the Company's ability to develop, distribute and administer competitive products and services in a timely cost-effective manner;

          - the Company's visibility in the marketplace and its financial and claims paying ratings;

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

          - the failure to comply with financial and other covenants in the Company's loan agreements; and

          - the ability of the Company to obtain additional debt or equity financing on terms favorable to the Company to facilitate long-term growth.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
---------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II - OTHER INFORMATION
                           ---------------------------


All items of Part II other than Item 4 and Item 5 are either inapplicable to Registrant, would not require a response, or have been previously reported.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------


a)   The Annual Meeting of Stockholders was held on June 10, 1999.

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

                     Name                               For
                     ----                               ---

                     Andrew A. Boemi                    12,565,372
                     Michael A. Cavataio                12,565,372
                     Bradley E. Cooper                  12,563,250
                     Fred Lick, Jr.                     12,543,345
                     Peter W. Nauert                    12,564,312
                     John F. Novatney, Jr.              12,546,955
                     Richard M. Osborne                 12,564,572
                     Robert A. Spass                    12,562,747
                     Mark H. Tabak                      12,562,247

     2. With respect to the proposal to approve the Company's 1998 Key Employee Share Incentive Plan:

                                    For                12,135,821
                                    Against               348,797
                                    Withheld               68,186

     3. With respect to the proposal to approve and adopt performance-based compensation for Peter W. Nauert, the Company's President and Chief Executive Officer:

                                    For                 12,453,375
                                    Against                 81,589
                                    Withheld                40,714

     4. With respect to the proposal to approve and ratify Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999:

                                    For                  12,563,638
                                    Against                   1,474
                                    Withheld                 10,566

          The total number of shares the Company's common stock, par value $0.001 per share, outstanding as of the April 12, 1999 record date for the Annual Meeting was 13,497,732.


                    ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

a)   Exhibits.

     (27)     Financial Data Schedule

b)   Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CERES GROUP, INC.

Date:  August 16, 1999         By:  /s/ Charles E. Miller, Jr.
    ---------------------          ---------------------------------------------
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