Form 10-Q
period 1999-09-30
CERES GROUP INC
filed 1999-11-15
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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


Common Stock, $.001 Par Value - 13,686,155 shares as of September 30, 1999

                                      INDEX

                       CERES GROUP, INC. AND SUBSIDIARIES

Part I.  Financial Information                                                                                Page
                                                                                                              ----

Item 1.       Financial Statements (Unaudited)                                                                 3

              Condensed consolidated balance sheets - September 30, 1999 and December 31, 1998                 3

              Condensed consolidated statements of operations - Three months ended September 30, 1999 and 1998; Nine months ended September
              30, 1999 and 1998.                                                                               4

              Condensed  consolidated  statements of cash flows - Nine months ended  September 30,             5
              1999 and 1998

              Notes to condensed consolidated financial statements (unaudited) - September 30, 1999            6

Item 2.       Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of            13
              Operations

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                          25


Part II.  Other Information                                                                                   25

Item 1.       Legal Proceedings                                                                               25

Item 2.       Changes in Securities and Use of Proceeds                                                       26

Item 5.       Exhibits and Reports on Form 8-K                                                                26

              Signatures                                                                                      27

              Exhibits                                                                                        28

           PART I. FINANCIAL INFORMATION- ITEM 1. FINANCIAL STATEMENTS
           -----------------------------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  SEPTEMBER 30              DECEMBER 31
ASSETS                                                                                1999                     1998
                                                                                ------------------      ------------------
Investments                                                                        (UNAUDITED)
   Fixed maturities:
     Held to maturity at amortized cost                                             $           -           $   8,899,659
     Available for sale, at fair value                                                301,033,541              80,832,097
                                                                                ------------------      ------------------
       Total fixed maturities                                                         301,033,541              89,731,756
   Mortgage loans                                                                          96,004                       -
   Policy loans                                                                         3,736,107                  94,432
                                                                                ------------------      ------------------
       Total investments                                                              304,865,652              89,826,188
Cash and cash equivalents                                                              24,229,658              15,031,058
Cash and cash equivalents - restricted                                                  4,402,658               4,345,322
Accrued investment income                                                               5,573,332               1,343,297
Premiums receivable                                                                     5,538,654               2,203,690
Note receivable                                                                                 -               7,367,556
Reinsurance receivable                                                                279,283,325              41,417,031
Deferred acquisition costs                                                             17,914,574               3,809,737
Value of business acquired                                                             17,505,391                       -
Goodwill                                                                               23,061,754                       -
Property and equipment, net                                                            17,696,936              10,061,688
Deferred federal income taxes                                                           2,886,526               1,409,479
Other assets                                                                           10,656,100               3,418,089
                                                                                ------------------      ------------------
       Total assets                                                                 $ 713,614,560           $ 180,233,135
                                                                                ==================      ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Policy liabilities and accruals:
     Future policy benefits, losses and claims                                      $ 365,407,154           $  22,717,862
     Unearned premiums                                                                 32,449,207               2,023,436
     Other policy claims and benefits payable                                         142,992,273              72,371,769
                                                                                ------------------      ------------------
                                                                                      540,848,634              97,113,067
   Deferred reinsurance gain                                                           22,332,200              13,400,000
   Other policyholders' funds                                                          15,518,007               8,845,829
   Federal income taxes payable                                                         8,525,831               1,105,834
   Long term debt                                                                      40,000,000                       -
   Mortgage note payable                                                                8,190,087               8,283,884
   Reinsurance payable                                                                  4,303,890               2,993,400
   Commissions payable                                                                  6,175,407               2,978,140
   Drafts outstanding                                                                   4,614,028                       -
   Other liabilities                                                                   18,922,120               9,677,267
                                                                                ------------------      ------------------
       Total liabilities                                                            $ 669,430,204           $ 144,397,421

   Shareholders' equity:
     Non-voting preferred shares, $.001 par value, 2,000,000 shares
       authorized, none issued                                                                  -                       -
     Common shares, $.001 par value, authorized 30,000,000 shares, issued
       and outstanding 13,686,155 in 1999 and 11,495,172 in 1998                           13,686                  11,495
     Additional paid-in capital                                                        60,130,033              43,883,357
     Retained earnings (deficit)                                                       (1,236,227)             (9,154,986)
     Accumulated other comprehensive (loss) income                                    (14,723,136)              1,095,848
                                                                                ------------------      ------------------
       Total shareholders' equity                                                      44,184,356              35,835,714
                                                                                ------------------      ------------------
       Total liabilities and shareholders' equity                                   $ 713,614,560           $ 180,233,135
                                                                                ==================      ==================

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    1999             1998             1999               1998
                                                               -------------     -------------    -------------     -------------

REVENUES:
     Premiums, net
           Medical                                             $  66,114,776     $  36,837,507    $ 181,073,987     $ 100,933,452
           Specialty and other                                    21,454,969         2,788,801       54,623,016         8,298,337
                                                               -------------     -------------    -------------     -------------
     Total premiums, net                                          87,569,745        39,626,308      235,697,003       109,231,789
     Net investment income                                         5,241,153         2,114,374       16,609,025         6,147,816
     Net realized investment gains                                   153,548            36,900          279,538            28,548
     Fee and other income                                          3,059,325         3,634,489       12,759,914         8,365,183
     Amortization of deferred reinsurance gain                     1,399,800                 -        4,067,800                 -
                                                               -------------     -------------    -------------     -------------
                                                                  97,423,571        45,412,071      269,413,280       123,773,336
                                                               -------------     -------------    -------------     -------------

BENEFITS, LOSSES, AND EXPENSES:
     Benefits, claims, losses, and settlement expenses:
           Medical                                                42,567,994        27,677,436      126,953,209        85,861,467
           Specialty and other                                    17,539,366         2,404,487       43,751,497         6,152,728
                                                               -------------     -------------    -------------     -------------
     Total benefits, claims, losses, and
            settlement expenses                                   60,107,360        30,081,923      170,704,706        92,014,195

     Selling, general, and administrative expenses                37,717,552        14,706,726       97,347,111        35,205,351
     Net amortization and change in deferral of
          acquisition costs and value of business acquired        (6,074,795)           10,955      (14,362,229)           21,922
     Amortization of goodwill                                        295,145                 -          795,235                 -
     Interest expense and financing costs                          1,254,787           209,357        2,745,751         1,541,664
                                                               -------------     -------------    -------------     -------------
                                                                  93,300,049        45,008,961      257,230,574       128,783,132
                                                               -------------     -------------    -------------     -------------
     Income (loss) before federal income taxes                     4,123,522           403,110       12,182,706        (5,009,796)
     Federal income tax expense                                    1,443,233                 -        4,263,947                 -
                                                               -------------     -------------    -------------     -------------
     Net income (loss)                                         $   2,680,289     $     403,110    $   7,918,759     $  (5,009,796)
                                                               =============     =============    =============     =============

     Earnings (loss) per common share
          Basic                                                $        0.20     $        0.04    $        0.60     $       (0.44)
          Diluted                                              $        0.17     $        0.03    $        0.51     $       (0.44)

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
OPERATING ACTIVITIES                                                                      1999                1998
                                                                                    ---------------   ---------------
Net income (loss)                                                                    $   7,918,759     $  (5,009,796)
Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
    Depreciation and amortization                                                        2,192,364           709,453
    Net realized gains losses                                                             (225,317)          (28,548)
    Deferred federal income taxes                                                        2,732,723           699,101
    Changes in assets and liabilities:
      Restricted cash                                                                      (57,336)         (471,427)
      Reinsurance and premiums receivable                                             (238,286,643)      (37,821,120)
      Value of business acquired                                                        (1,676,391)                -
      Goodwill                                                                          (5,227,780)                -
      Accrued investment income                                                            (89,914)         (188,552)
      Federal income taxes payable                                                       5,794,646                 -
      Other assets                                                                      (4,601,540)          267,386
      Future policy benefits, claims and funds payable                                 236,252,074        23,694,554
      Unearned premium                                                                  17,928,567                 -
      Reinsurance payable                                                                1,310,490                 -
      Other liabilities                                                                   (290,293)        2,821,614
      Policy acquisition costs deferred                                                (13,685,837)                -
      Reinsurance gain deferred                                                         (4,067,800)                -
                                                                                     -------------     -------------
Net cash provided by (used in) operating activities                                      5,920,772       (15,327,335)
                                                                                     -------------     -------------

INVESTING ACTIVITIES
Purchase of fixed maturities available-for-sale                                         (8,299,395)      (22,032,733)
Proceeds from sale of fixed maturities available-for-sale                               13,938,109                 -
Proceeds from calls and maturities of available-for-sale                                10,331,013        15,544,231
Proceeds from sales calls and maturities of held-to-maturity                             3,923,138                 -
Acquisition of Continental General, net of $2,212,307 cash acquired                    (59,787,693)                -
Foreclosure on assets of United Benefit Life Insurance Company (net of $1,250,783
  cash overdrafts)                                                                      (7,210,620)                -
Net additions to furniture and equipment                                                  (834,268)                -
Net purchase of investments - short-term                                                         -       (17,056,443)
Other                                                                                       71,113             7,450
                                                                                     -------------     -------------
Net cash used in investing activities                                                  (47,868,603)      (23,537,495)
                                                                                     -------------     -------------

FINANCING ACTIVITIES
Increase in annuity account balances                                                    12,961,027         1,170,361
Decrease in annuity account balances                                                   (25,337,222)       (3,920,488)
Increase in note receivable                                                              7,367,556        (3,000,000)
Principal payments on mortgage note payable                                                (93,797)          (85,329)
Proceeds from long-term debt                                                            40,000,000                 -
Proceeds from private equity placement                                                  15,117,415        37,674,947
Issuance of common stock to employees and Officers                                       1,131,452                 -
Reinsurance ceding allowance, net                                                                -        23,196,842
Repayment of note payable                                                                        -       (20,000,000)
                                                                                     -------------     -------------
Net cash provided by financing activities                                               51,146,431        35,036,333
                                                                                     -------------     -------------
Net increase (decrease) in cash                                                          9,198,600        (3,828,497)
Cash and cash equivalents at beginning of year                                          15,031,058         5,632,459
                                                                                     -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  24,229,658     $   1,803,962
                                                                                     =============     =============

                       CERES GROUP, INC. AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

Periods ended September 30, 1999 and 1998

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Ceres Group, Inc., and subsidiaries (the "Company") Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998. The condensed consolidated financial statements for September 30, 1999 include the accounts of Provident American Life and Health Insurance Company ("Provident") acquired on December 31, 1998, Continental General Corporation ("Continental") acquired on February 17, 1999 and United Benefit Life Insurance Company ("United Benefit Life") under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Note 2 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is unrealized gains or losses on securities recorded in shareholders' equity.
Comprehensive income (loss) is as follows:

                                                    Three Months Ended                          Nine Months Ended
                                                        September 30,                              September 30,
                                                  1999                 1998                 1999                  1998
                                           -------------------  -------------------  --------------------  -------------------
Net Income (loss)                                 $ 2,680,289          $   403,110          $  7,918,759         $ (5,009,796)
Unrealized (loss) gain on securities               (3,175,057)           1,091,793           (16,000,684)           1,375,921
Reclassification adjustment for gains                                            -                                          -
     (losses) included in net income                   99,806              (24,354)              181,700              (18,842)
                                           -------------------  -------------------  --------------------  -------------------
Comprehensive income (loss)                       $  (394,962)         $ 1,470,549          $ (7,900,225)        $ (3,652,717)
                                           ===================  ===================  ====================  ===================

Note 3 - Reinsurance

The Company has entered into several quota-share reinsurance treaties with Reassurance Company of Hannover ("Hannover") on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 90% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances, which are classified as reinsurance expenses below. The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                           September 30,
                                                        1999                1998                1999                 1998
                                                    -------------       -------------       -------------       -------------
Premiums
     Direct                                         $ 128,849,525       $  64,318,066       $ 391,471,995       $ 190,946,019
     Assumed                                           12,349,607          18,890,552          71,042,678          18,890,552
     Ceded                                            (53,629,387)        (43,582,310)       (226,817,670)       (100,604,782)
                                                    -------------       -------------       -------------       -------------
         Net premiums                               $  87,569,745       $  39,626,308       $ 235,697,003       $ 109,231,789
                                                    =============       =============       =============       =============

 Benefits, claims, losses, and
     settlement expenses                            $ 208,041,684       $  74,249,012       $ 427,921,383       $ 181,187,424
     Reinsurance recoveries                          (147,934,324)        (44,167,089)       (257,216,677)        (89,173,229)
                                                    -------------       -------------       -------------       -------------
                                                    $  60,107,360       $  30,081,923       $ 170,704,706       $  92,014,195
                                                    =============       =============       =============       =============

Selling, general, and administrative expenses:
         Commissions                                $  22,040,895       $   9,241,042       $  62,479,391       $  27,584,118
         Other operating expenses                      25,667,106          12,151,044          66,359,134          25,818,125
         Reinsurance expenses                          10,957,846           5,425,599          32,358,523           5,425,599
         Reinsurance allowances                       (20,948,295)        (12,110,959)        (63,849,937)        (23,622,491)
                                                    -------------       -------------       -------------       -------------
                                                    $  37,717,552       $  14,706,726       $  97,347,111       $  35,205,351
                                                    =============       =============       =============       =============



The Company has re-classified certain direct and ceded premiums in accordance with 1999 treatment.

Note 4 - Computation of Net Income (Loss) Per Common Share

                                             Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                           1999              1998              1999              1998
                                       ------------      ------------      ------------      ------------
Basic
     Average common shares
         outstanding                     13,642,706        11,495,172        13,196,072        11,495,172
                                       ============      ============      ============      ============
     Net income (loss)                 $  2,680,289      $    403,110      $  7,918,759      $ (5,009,796)
                                       ============      ============      ============      ============
     Net income (loss) per
          common share                 $       0.20      $       0.04      $       0.60      $      (0.44)
                                       ============      ============      ============      ============

Diluted
     Average common shares
          outstanding                    13,642,706        11,495,172        13,196,072        11,495,172
     Warrants/stock options -
          treasury stock method           1,767,845         1,206,667         2,171,280                 -
                                       ------------      ------------      ------------      ------------
     Weighted average shares             15,410,551        12,701,839        15,367,352        11,495,172
                                       ============      ============      ============      ============

     Net income (loss)                 $  2,680,289      $    403,110      $  7,918,759      $ (5,009,796)
                                       ============      ============      ============      ============
     Net income (loss) per common
          share                        $       0.17      $       0.03      $       0.51      $      (0.44)
                                       ============      ============      ============      ============



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

Note 5 - Federal Income Taxes

The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,000 was paid in 1994 and $590,000 was paid in 1997. The balance of approximately $1.6 million relates to whether or not the Company's then principal operating subsidiary, Central Reserve Life Insurance Company ("Central"), qualified as a life company for tax purposes. The Company vigorously protested the proposed deficiency. Based on discussions with counsel, management believed existing law supported the Company's position. On October 12, 1999, the United States Tax Court ruled that Central did qualify as a life company for tax reporting purposes, and accordingly, no further amounts are due related to the 1991 and 1992 examinations by the IRS. Since the company had not recorded a liability for the proposed adjustment, the ruling had no material impact on the accompanying financial statements.

Note 6 - Acquisitions

On February 17, 1999, the Company acquired 100% of the outstanding common stock of Continental from The Western & Southern Life Insurance Company, a mutual life insurance company domiciled in Ohio. Continental is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental General Insurance Company ("CGIC"), a life and accident and health insurer domiciled in Nebraska and licensed in 49 states. Total consideration paid by the Company for the common stock was $84.5 million. The transaction was financed through reinsurance, debt, cash, and a private equity offering in the aggregate amount of $62.0 million and a special dividend received from CGIC of $22.5 million. The transaction was accounted for in accordance with the purchase method and currently the purchase price allocation is preliminary. The Company is continuing to evaluate the purchase accounting with respect to the Continental acquisition. The Company cannot predict the outcome of such evaluation.

Effective on the closing, CGIC entered into a reinsurance treaty with Hannover, whereby CGIC ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provides an initial ceding allowance of $13.0 million, which was accounted for as a deferred reinsurance gain. The treaty provides for repayment of the initial ceding allowance plus interest out of statutory profits, if any, of the reinsured business.

On February 17, 1999, the Company entered into a $40.0 million credit facility with a syndicate of major commercial banks. In accordance with the terms of the loan, the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter as follows: $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. The loan bears interest at a variable rate (approximately 9.4% at September 30, 1999). The Company has pledged the common stock of Continental and Central as security for the loan. The credit facility prohibits the payment of dividends on the Company's common stock, except upon compliance with certain conditions.

Effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P., both of which were stockholders prior to the offering, wherein the Company issued 2,000,000 common shares at $7.50 per share for $15.0 million.

On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation, the parent company of United Benefit Life, to purchase all of the outstanding shares of its subsidiary, United Benefit Life. On June 14, 1999, Central terminated this agreement due to the increasing amount of the reserve shortfall at United Benefit Life. United Benefit Life and its affiliate company, Insurance Advisors of America, Inc. ("Insurance Advisors"), were obligated to Central for the entire shortfall in reserves transferred to Central on August 1, 1998 in connection with Central's reinsurance of all of United Benefit Life's health insurance business in effect on August 1, 1998. This obligation was secured, among other things, by a pledge of all of the stock of United Benefit Life. In addition, Insurance Advisors owed Central an additional $7 million in connection with the August 1, 1998 transaction. Pursuant to a "true up" mechanism in the agreements among United Benefit Life, Insurance Advisors and Central, the reserve shortfall totaled $19.4 million as of September 30, 1999. The reserve shortfall was due in part to a fraud committed in connection with claims administration at the United Benefit Life facility. On July 21, 1999, due to the increasing reserve shortfall and after receiving approval from the Department of Insurance of the State of Indiana authorizing Central to assume control of United Benefit Life, Central foreclosed on the stock of United Benefit Life and the renewal commissions due Insurance Advisors from United Benefit Life to collect the receivable arising from the reserve shortfall.

Pursuant to Central's reinsurance agreement with Hannover, Hannover is responsible for 80% of the amount of the reserve shortfall. As of September 30, 1999, Central has recovered approximately $14.3 million of the $19.4 million reserve shortfall, consisting of $6.0 million from United Benefit Life, $2.9 million from withheld commissions from Insurance Advisors, and $5.4 million from funds received from Hannover. As a result, the remaining reserve shortfall to be recovered at September 30, 1999 totaled approximately $5.1 million. Of this shortfall, the Company has recorded its 20% responsibility, $1.0 million, as an expense.

The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisition of Continental was completed at the beginning of January 1998 and 1999:

                                                             Nine Months Ended
                                                                September 30,
                                                           1999                 1998
                                                   -------------------  ------------------

Revenues                                                 $279,713,848        $226,184,016
Income (loss) before federal income taxes                  11,296,030         (11,251,439)
Federal income tax expense                                  3,953,610             455,669
Earnings (loss)                                             7,342,420         (11,707,108)
Per common share:
     Basic                                                      $0.55               $0.87
     Diluted                                                     0.47               $0.87




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

The corporate segment encompasses all other activities of the Company, including interest income and expense of the parent company. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments, and are summarized in the following tables:

                                                      Three Months Ended                         Nine Months Ended
                                                          September 30,                              September 30,
                                                    1999                 1998                 1999                 1998
                                             -------------------  -------------------  -------------------  -------------------
Medical
     Revenues
        Net premiums                               $ 66,114,776         $ 36,837,507         $181,073,987        $ 100,933,452
        Investment income                             1,602,561            1,794,927            5,428,640            5,411,549
        Fee and other income                          3,444,691            3,634,489           15,068,003            8,365,183
                                             -------------------  -------------------  -------------------  -------------------
                                                     71,162,028           42,266,923          201,570,630          114,710,184

     Expenses
         Benefits and claims                         42,567,994           27,677,436          126,953,209           85,861,467
         Other operating expenses                    26,069,979           13,360,143           67,856,221           31,984,681
                                             -------------------  -------------------  -------------------  -------------------
                                                     68,637,973           41,037,579          194,809,430          117,846,148

         Segment profit (loss) before
              federal income taxes                 $  2,524,055         $  1,229,344         $  6,761,200        $  (3,135,964)
                                             ===================  ===================  ===================  ===================

Specialty and Other
       Revenues:
              Net premiums                         $ 21,454,969         $  2,788,801         $ 54,623,016        $   8,298,337
              Investment income                       3,745,393              130,617           11,258,347              445,106
              Fee and other income                      377,362                    -            1,016,692                    -
                                             -------------------  -------------------  -------------------  -------------------
                                                     25,577,724            2,919,418           66,898,055            8,743,443

       Expenses:
              Benefits and claims                    17,539,366            2,404,487           43,751,497            6,152,728
              Other operating expenses                4,199,072            1,131,632           12,988,803            2,652,697
                                             -------------------  -------------------  -------------------  -------------------
                                                     21,738,438            3,536,119           56,740,300            8,805,425
              Segment profit (loss)
                   before federal income
                         taxes                      $ 3,839,286         $   (616,701)        $ 10,157,755        $     (61,982)
                                             ===================  ===================  ===================  ===================

Corporate
     Revenues:
          Investment income                            $ 46,747         $    225,730         $    201,576        $     319,709
          Fee and other income                          637,072                    -               743,019                   -
                                             -------------------  -------------------  -------------------  -------------------
                                                        683,819              225,730              944,595              319,709

        Expenses:
              Interest and financing
                   expenses                           1,254,787              209,357            2,745,751            1,541,664
              Other operating expenses                1,668,851              225,906            2,935,093              589,895
                                             -------------------  -------------------  -------------------  -------------------
                                                      2,923,638              435,263            5,680,844            2,131,559
              Segment (loss) before
                   federal incomes taxes           $ (2,239,819)        $   (209,533)        $ (4,736,249)       $  (1,811,850)
                                             ===================  ===================  ===================  ===================


The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 1999 and 1998, which included certain reclassifications.

Note 8 - Subsequent Event

On October 7, 1999, Ceres Group, Inc. announced a definitive agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, IL. The parties also reached an agreement in principle for the Company's subsidiaries to sell specialty medical insurance products through the agent distribution systems of selected Unitrin insurance subsidiaries over a three-year term. Pyramid based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long term care, home health care, and senior life products. At December 31, 1998, Pyramid had assets of approximately $120.0 million, statutory capital and surplus of approximately $42.0 million, and estimated 1999 revenue of $72.0 million. Pyramid markets senior insurance products through approximately 2,500 independent agents in 40 states.

The acquisition, subject to regulatory approvals and other customary terms and conditions, is expected to be completed in early 2000. At completion, Pyramid will be a wholly-owned subsidiary of the Company. The $67.5 million transaction value will be financed through a private equity offering, exercise of the Company's existing lines of credit with Chase Manhattan Bank and associated banks, special dividends from Pyramid, and reinsurance funding provided by Hannover.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            ---------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


The following discussion should be read in conjunction with our consolidated condensed financial statements and accompanying notes and other financial information included elsewhere.

GENERAL

The Company provides a broad spectrum of managed care, health insurance and specialty products and services to more than 500,000 covered lives. The Company distributes its products on a national basis through approximately 50,000 independent, licensed agents to the growing and under-served individual and small business markets and to the senior market. Through the implementation of cost containment programs and our underwriting and product expertise, the Company has reduced medical costs and underwriting risks and increased fee-based revenue. As a result, the Company's medical loss ratio for the quarter ended September 30, 1999 declined to 64.4% from 75.1% for the same quarter of 1998. The medical loss ratio for the nine months ended September 30, 1999 declined to 70.1% from 85.1% for the same period in 1998.

In 1996 and 1997, Central, our then-principal subsidiary, experienced substantial losses incurred in connection with newly-issued group health insurance policies, greater than anticipated utilization, new state and federal mandates and reductions in profitability arising out of industry-wide pricing competition. In June 1997, in order to address the continued decline in Central's surplus, the Company borrowed $5.2 million from Huntington National Bank, $5.0 million of which was contributed to the surplus of Central.

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

Since January 1, 1998, the Company (1) began executing a new business plan designed to increase premium rates, reduce costs and emphasize acquisitions; (2) underwent a change in control; (3) completed a private placement of our common stock in July 1998 in which the Company issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share (the "Equity Warrants") for an aggregate purchase price of approximately $40.2 million (the "July Transaction"); (4) entered into an agreement with United Benefit Life as of August 1, 1998 to reinsure 100% of the major medical policies of United Benefit Life, covering approximately

100,000 members with estimated annual premiums of $100.0 million; (5) acquired Provident from Provident American Corporation on December 31, 1998 for $5.5 million in cash; (6) acquired Continental and CGIC from The Western and Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million in cash; (7) completed a private placement of common stock in February 1999 to provide funds for the Continental acquisition, in which 2,000,000 shares of common stock were issued and sold at $7.50 per share; and (8) acquired United Benefit Life in July 1999 through foreclosure (collectively, the "Restructuring Transactions").

Because of the Restructuring Transactions and the acquisitions of Provident, Continental and United Benefit Life, the Company has undergone significant changes since January 1, 1998. The acquisitions of Provident and Continental had no impact on results of operations in 1998. The financial information for the quarter and nine months ended September 30, 1999 includes the operations of Continental for February and March in the first quarter, its full operations in the second and third quarters, and the financial operations of Provident for the entire period.

RECENT EVENTS

On October 7, 1999, Ceres Group, Inc. announced a definitive agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, IL. The parties also reached an agreement in principle for the Company's subsidiaries to sell specialty medical insurance products through the agent distribution systems of selected Unitrin insurance subsidiaries over a three-year term. Pyramid based in Mission, Kansas provides health and life insurance primarily for the senior market, including Medicare supplement, long term care, home health care, and senior life products. At December 31, 1998, Pyramid had assets of approximately $120.0 million, statutory capital and surplus of approximately $42.0 million, and estimated 1999 revenue of $72.0 million. Pyramid markets senior insurance products through 2,500 independent agents in 40 states.

The acquisition, subject to regulatory approvals and other customary terms and conditions, is expected to be completed in early 2000. At completion, Pyramid will be a wholly-owned subsidiary of the Company. The $67.5 million transaction value will be financed through a private equity offering, exercise of the Company's existing lines of credit with Chase Manhattan Bank and associated banks, special dividends from Pyramid, and reinsurance funding provided by Hannover.

On August 1, 1998, Central entered into an agreement with United Benefit Life to reinsure 100% of the major medical policies of United Benefit Life in effect prior to August 1, 1998, covering approximately 100,000 members with estimated annual premiums of $100.0 million. The agreement also provides that Central will reinsure 100% of all major medical policies written by United Benefit Life from and after August 1, 1998. Central also began administering all of United Benefit Life's major medical policies as of August 1, 1998. In addition, Central entered into an agreement with Insurance Advisors, to market the policies to be issued by United Benefit Life which Central reinsured. At the same time, Central ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central ceded 50% of the policies to be written by United Benefit Life from and after August 1, 1998 and reinsured by Central, to Hannover.
                                      -14-

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

Therefore, reserve liabilities assumed by Central exceeded by $3.0 million the cash transferred to Central by United Benefit Life as reimbursement for this assumption. This $3.0 million reserve shortfall was reflected in a note receivable, payable to Central by United Benefit Life. Insurance Advisors joined in United Benefit Life's $3.0 million obligation. In addition, Central entered into an agency agreement with respect to the marketing of United Benefit Life's policies with Insurance Advisors in exchange for a $7.0 million note receivable. The agreements between the parties provided for a "true up" which required United Benefit Life and Insurance Advisors to be jointly liable for the entire shortfall in the indicated reserve of $36.5 million and the actual liabilities as of August 1, 1998. The obligations of United Benefit Life and Insurance Advisors to Central were secured by a pledge by the parent company of United Benefit Life, United Benefit Managed Care Corporation, of 100% of the stock of United Benefit Life and the pledge by Insurance Advisors of all of the commissions due Insurance Advisors or to become due from United Benefit Life.

On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation to purchase all of the outstanding shares of its subsidiary, United Benefit Life. On June 14, 1999, Central terminated this agreement due to the increasing amount of the reserve shortfall at United Benefit Life. Pursuant to the "true up" mechanism in the agreements among United Benefit Life, Insurance Advisors and Central, the reserve shortfall totaled $19.4 million as of September 30, 1999. The reserve shortfall was due in part to a fraud committed in connection with claims administration at the United Benefit Life facility. On July 21, 1999, due to the increasing reserve shortfall and after receiving approval from the Department of Insurance of the State of Indiana authorizing Central to assume control of United Benefit Life, Central foreclosed on the stock of United Benefit Life and the renewal commissions due Insurance Advisors from United Benefit Life to collect the receivable arising from the reserve shortfall.

Pursuant to Central's reinsurance agreement with Hannover, Hannover is responsible for 80% of the amount of the reserve shortfall. As of September 30, 1999, Central has recovered approximately $14.3 million of the $19.4 million reserve shortfall, consisting of $6.0 million from United Benefit Life, $2.9 million from withheld commissions from Insurance Advisors, and $5.4 million from funds received from Hannover. As a result, the remaining reserve shortfall to be recovered at September 30, 1999 totaled approximately $5.1 million. Of this shortfall, the Company has recorded its 20% responsibility, $1.0 million, as an expense. In addition, United Benefit Life's operation adversely affected third quarter results by approximately $1.5 million, including a $0.4 million one-time severance cost associated with the closing of United Benefit Life's Fort Worth, Texas facility.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1999, total net premiums were $87.6 million, an increase of 121.0%, from $39.6 million for the same quarter in 1998. Medical premiums for the quarter ended September 30, 1999 were $66.1 million compared to $36.8 million for the quarter ended September 30, 1998, an increase of 79.5%.

The increase in medical premiums was the result of $14.4 million attributable to Provident and Continental, $8.9 million for reinsurance assumed and $8.6 million from new business and rate increases for Central. Specialty and other premiums, which includes primarily Medicare supplement, long-term care, dental, life insurance and annuities, were $21.5 million for the quarter ended September 30, 1999 compared to $2.8 million for the quarter ended September 30, 1998, an increase of 669.3%. The increase in specialty and other premiums was the result of $17.8 million, or 95.2%, contributed by Continental and the remainder from Provident.

Net investment income increased to $5.2 million for the third quarter of 1999 from $2.1 million for the third quarter of 1998, an increase of 147.9%. Continental's portion was $3.8 million. Central's investment income was down approximately $1.0 million for the quarter due to lower invested assets and the elimination of the interest on the $10.0 million note receivable due Central from Insurance Advisors following the foreclosure.

Fee and other income decreased to $3.1 million for the quarter ended September 30, 1999 compared to $3.6 million for the same quarter of 1998, a decrease of 15.8%. This decrease was primarily attributed to additional fees ceded pursuant to reinsurance.

The amortization of deferred reinsurance gain of $1.4 million for the quarter ended September 30, 1999 represents the recognition of the ceding commission allowances received under the Company's reinsurance agreements. The unamortized amount of $22.3 million for the quarter ended September 30, 1999 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

Total benefits, claims and settlement expenses increased to $60.1 million for the quarter ended September 30, 1999 compared to $30.1 million for the same quarter in 1998, an increase of 99.8%. Approximately $23.0 million of the $30.0 million total increase was attributable to Provident and Continental. The remaining approximately $7.0 million was attributable to an increase of claims at Central and United Benefit Life and the Company's portion of the increase in the reserve shortfall at United Benefit Life. Medical benefits, claims, losses and settlement expenses were $42.6 million for the quarter ended September 30, 1999 compared to $27.7 million for the same quarter in 1998, an increase of 53.8%. The medical loss ratio was 64.4%, for the quarter ended September 30, 1999 compared to 75.1% for the same quarter of 1998. Cost reduction and benefit programs modifications implemented in 1998, such as rate increases, underwriting changes, claim procedures, and additional managed care programs, led to the reduction in the medical loss ratio. Specialty and other benefits, claims, losses and settlement expenses were $17.5 million for the quarter ended September 30, 1999 compared to $2.4 million for the same quarter of 1998, an increase of 629.4%. The specialty benefit ratio was 81.7% for the third quarter of 1999 compared to 86.2% for the third quarter of 1998. The increase in the specialty and other benefits, claims, losses, and settlement expenses, is primarily due to the inclusion of Continental's Medicare supplement business and interest sensitive life insurance and annuity benefits and reserves.

Selling, general and administrative expenses increased to $37.7 million in the third quarter of 1999 compared to $14.7 million in the third quarter of 1998, an increase of 156.5%. Of this amount, commissions paid (due) to agents in the quarter ended September 30, 1999 were $22.0 million compared to $9.2 million in the same quarter of 1998. Included in the 1999 commissions are $11.7 million for Provident and Continental. The remaining increase of $10.3 million represents the increase in commissions for Central. This increase was due to the combination of higher commission rates and an increase in new business sold in 1999. Other operating expenses, consisting of employee salaries and benefits and other administrative expenses, increased to $25.7 million for the quarter ended September 30, 1999 compared to $12.1 million in the third quarter of 1998. Provident, Continental and United Benefit Life accounted for $8.8 million of the $13.6 million increase, including a $0.4 million one-time severance cost associated with the closing of United Benefit Life's Fort Worth, Texas facility.

As a percentage of revenues, selling, general and administrative expenses increased to 38.7% in the third quarter of 1999 compared to 32.4% in the third quarter of 1998, primarily as a result of higher commission rates, outsourcing of computer operations, increase in employee costs, United Benefit Life severance costs, consulting support, acquisitions and product development to help support our increased growth.

The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $6.1 million for the third quarter of 1999 compared to a net amortization of $10,955 for the third quarter of 1998. Continental and Provident account for $3.7 million of the deferral. The deferral of first year excess commissions associated with the significant increase in sales of new products written by Central, Provident and United Benefit Life, as well as the resulting increase in excess first year expenses, accounted for the remaining balance.

Amortization of goodwill of $0.3 million relates to the February 1999 acquisition of Continental. The goodwill asset of $23.1 million as of September 30, 1999 will be amortized over 25 years.

Interest expense and financing costs increased to $1.3 million in the third quarter of 1999 compared to $0.2 million in the third quarter of 1998 as a result of the interest expense on the $40.0 million loan under the credit facility which began to accrue on February 17, 1999, the closing date of the purchase of Continental.

A provision for federal income taxes of $1.4 million, or 35.0% of income before federal taxes of $4.1 million, was established for the third quarter of 1999.

Net income for the third quarter of 1999 was $2.7 million, or $0.20 basic earnings per share and $0.17 diluted earnings per share, compared to a net income of $403,110, or $0.04 basic earnings per share and $0.03 diluted earnings per share, for the third quarter of 1998. The change in results was primarily due to a significant increase in revenues resulting from acquisitions and increased gross premium writings and decreased benefit, claim and settlement expenses as a percentage of premiums resulting from rate increases, underwriting changes, claim procedures and additional managed care programs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

For the nine months ended September 30, 1999, total net premiums were $235.7 million, an increase of 115.8%, from $109.2 million for the same period in 1998. Medical premiums for the nine months ended September 30, 1999 were $181.1 million compared to $100.9 million for the nine months ended September 30, 1998, an increase of 79.4%. The increase in medical premiums was the result of $34.5 million attributable to Provident and Continental, $24.8 million reinsurance assumed, and $20.9 million for rate increases and new business at Central. Specialty and other premiums were $54.6 million for the nine months ended September 30, 1999 compared to $8.3 million for the nine months ended September 30, 1998, an increase of 558.2%. The increase in specialty and other premiums was the result of $45.5 million attributable to Continental and Provident.

Net investment income increased to $16.6 million for the nine months ended September 30, 1999 from $6.1 million for the same period of 1998, an increase of 170.2%. Continental's portion was $11.0 million. Central's net investment income decreased approximately $1.2 million during the period from the same period in 1998. The decrease was directly related to the decrease in invested assets from $106.8 at September 30, 1998, to $65.4 million at September 30, 1999. Invested assets were used to acquire Continental and Provident, and support the cash flow for the payment of claims for the United Benefit Life reinsurance agreement.

Fee and other income increased to $12.8 million for the nine months ended September 30, 1999 compared to $8.4 million for the same period of 1998, an increase of 52.5%. This increase was primarily attributed to $3.5 million in administrative fees for business reinsured through Provident and United Benefit Life. The balance represents a defalcation recovery. The amortization of deferred reinsurance gain of $4.1 million for the nine months ended September 30, 1999 represents the recognition of the ceding commission allowances received on the Company's reinsurance agreements. The unamortized amount of $22.3 million at September 30, 1999 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

Total benefits, claims and settlement expenses increased to $170.7 million for the nine months ended September 30, 1999 compared to $92.0 million for the same period in 1998, an increase of 85.5%. Provident and Continental accounted for $59.6 million of the total increase of $78.7 million. The remaining $19.1 million is attributable to Central and the Company's portion of the increase in reserve shortfall at United Benefit Life. Medical benefits, claims, losses and settlement expenses were $127.0 million for the nine months ended September 30, 1999 compared to $85.9 million for the same period in 1998, an increase of 47.9%. The medical loss ratio was 70.1% for the nine months ended September 30, 1999 compared to 85.1% for the same period in 1998. Cost reduction and benefit program modifications implemented beginning in 1998, such as rate increases, underwriting changes, claim procedures, and additional managed care, led to the reduction in the medical loss ratio. Specialty and other benefits, claims, losses and settlement expenses were $43.8 million for the nine months ended September 30, 1999 compared to $6.2 million for the same period in 1998, an increase of 611.1%. The specialty benefit ratio was 80.1% for the nine months ended September 30, 1999 compared to 74.1% for the same period in 1998. The increase is primarily attributable to the inclusion of Continental's Medicare supplement business and interest sensitive life and annuity benefits and reserves.

Selling, general and administrative expenses increased to $97.3 million in the nine months ended September 30, 1999 compared to $35.2 million in the same period in 1998, an increase of 176.5%. Of this amount, commissions paid (due) to agents in the nine months ended September 30, 1999 were $62.5 million compared to $27.6 million in the same period in 1998. Included in the 1999 commissions is $32.5 million for Provident and Continental. The remaining increase represents the increase in commissions for Central. This increase was due to the combination of higher commission rates and an increase in new business sold in 1999. Other operating expenses, consisting of employee salaries and benefits and other administrative expenses, increased to $66.4 million for the nine months ended September 30, 1999 compared to $25.8 million in the same period in 1998. Continental accounted for $19.9 million of the $40.6 million increase. We also incurred costs of $5.8 million for the operations of Provident in the nine months ended September 30, 1999.

As a percentage of revenues, selling, general and administrative expenses increased to 36.1% in the nine months ended September 30, 1999 compared to 28.4% for the same period of 1998, primarily as a result of higher commission rates, outsourcing of computer operations, hiring additional employees, consulting support, acquisitions, and product development to help support our increased growth.

The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $14.4 million for the nine months ended September 30, 1999 compared to a net amortization of $21,922 for the same period in 1998. Continental and Provident account for $10.1 million of the deferral. The deferral of first year excess expenses associated with the significant increase in sales of new products written by Central and United Benefit Life accounted for the remaining balance.

Amortization of goodwill of $0.8 million relates to the February 1999 acquisition of Continental. The goodwill asset of $23.1 million as of September 30, 1999 will be amortized over 25 years.

Interest expense and financing costs increased to $2.7 million in the nine months ended September 30, 1999 compared to $1.5 million for the same period in 1998 as a result of the interest expense on the $40.0 million loan under our credit facility, which began to accrue on February 17, 1999, the closing date of the purchase of Continental.

A provision for federal income taxes of $4.3 million, or 35.0% of income before federal taxes of $12.2 million was established for the nine months ended September 30, 1999.

Net income for the nine months ended September 30, 1999 was $7.9 million, or $0.60 basic earnings per share and $0.51 diluted earnings per share, compared to a net loss of $5.0 million, or $0.44 loss per share on both a basic and diluted basis, for the same period in 1998.

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

The majority of our assets are in investments, which were $304.9 million, or 42.7% of the total assets, at September 30, 1999 and $89.8 million or 49.8% of the total assets, at December 31, 1998. Fixed maturities are our primary investment and were $301.0 million, or 98.7% of total investments, at September 30, 1999, and $89.7 million, or 99.9% of total investments, at December 31, 1998. Other investments consist of policy loans and mortgage loans.

We are carrying fixed maturities of $301.0 million at estimated fair value (available for sale) at September 30, 1999 and at December 31, 1998 we carried fixed maturities of $8.9 million at amortized cost (held to maturity) and $80.8 million at estimated fair value (available for sale).

The Company holds few high-yield type securities, with nearly 100% of our bonds being investment grade quality. In addition to the fixed maturities, we also had $24.2 million in cash and cash equivalents, and a $10.0 million line of credit with a major bank (as described below) at September 30, 1999 and $15.0 million in cash and cash equivalents and a $15.0 million line of credit with a major bank (which was replaced with the $10.0 million line of credit) equivalents at December 31, 1998. There was no amount outstanding on the line of credit at September 30, 1999.

Assets increased 295.9% to $713.6 million at September 30, 1999 from $180.2 million at December 31, 1998. The increase in the nine months ended September 30, 1999 was primarily due to the acquisition of Continental, which had assets of $512.4 million at September 30, 1999, with the remaining increase attributable to the acquisition of Provident and United Benefit Life. These increases were, in part, offset by a related increase in liabilities of $525.0 million during the period to $669.4 million. Continental's liabilities were $457.9 million and Provident's and United Benefit Life's were $33.9 million at September 30, 1999. The two major items of our total assets continue to be investments (42.7%) and reinsurable receivable (39.1%).

The total policy liabilities and accruals ("reserves") were 80.8% of the total liabilities at September 30, 1999, compared to 67.3% at December 31, 1998. Continental accounted for 77.3% of the reserves at September 30, 1999.

To provide funds for the acquisition of Continental, the Company incurred a debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among the Company, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, the first principal payment of $3.0 million is due February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether we select a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the funds rate and (y) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At September 30, 1999, the interest rate was 9.41%. The credit agreement also provides for a $10.0 million line of credit which bears interest at the same rate as the $40.0 million loan. There is currently no amount outstanding under the line of credit.

The credit agreement contains financial and other covenants with respect to the Company that, among other matters: (1) prohibit the payment of cash dividends on our shares of common stock, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that we at a minimum maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.50 to 1.00 through December 31, 1999, 0.45 to 1.00 thereafter through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, and 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated EBITDA to consolidated interest expense) of 2.0 to 1 through December 31, 1999, 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125.0%, and (d) consolidated net worth of $35.0 million through December 31,1999, $40.0 million thereafter through December 31, 2000, $50.0 million thereafter through December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter. In addition, the Company pledged the common stock of Continental, Central, Provident and other insignificant subsidiaries as security for the credit agreement. At September 30, 1999, we were in compliance with the covenants contained in the credit agreement.

The Company believes that cash flow from operating activities will be sufficient to meet its currently anticipated operating and capital expenditure requirements. The Company is seeking to raise $18.9 million in a private placement to finance, in part, the acquisition of Pyramid, and will also borrow additional funds under available lines with Chase. If additional funds are required for long-term growth, the Company believes that these funds could be obtained through equity or debt offerings as market conditions permit or dictate. There is no assurance that the Company will be able to obtain such financing on terms that are favorable to it.

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

The medical segment had net revenues of $71.2 million in the third quarter of 1999 compared to $42.3 million in 1998. The major reasons for the increase were due to the addition of approximately $11.7 million from Continental and $8.8 million of net assumed premiums from Provident and United Benefit Life in 1999. The remaining increase was for premium increases in Central and the collection of fees for administrating the reinsured business assumed.

Total benefits, claims, losses and settlement expenses for the medical segment were $42.6 million in the third quarter of 1999 compared to $27.7 million in the third quarter of 1998. The increase included approximately $4.1 million of benefits, claims, and expenses for Continental. The remaining increase of $11.0 million was primarily due to claims and expenses related to the United Benefit Life business assumed in August 1998.

The specialty and other segment had revenues of $25.6 million for the third quarter in 1999 compared to $2.9 million in 1998. The increase was primarily attributable to the Continental business acquired in February 1999. Benefits, claims, losses, and settlement expenses for the specialty and other segment were $17.5 million in the third quarter of 1999 compared to $2.4 million in the third quarter of 1998. Again, the increase was primarily attributable to Continental.

Total corporate and other revenues were $0.7 million for the third quarter of 1999 compared to $0.2 million for the third quarter of 1998. The increase was primarily due to a reclassification of association fees from Central to the Company.

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

Inflation has had an impact on claim costs and overall operating costs and although it has been, lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more-expensive and wider use of pharmaceuticals is inflating healthcare costs. The Office of Personnel Management reported the costs of prescription drugs increased by 22.0% in 1998.

While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately with the increased hospital and medical costs. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

YEAR 2000 UPDATE

General - A comprehensive assessment of the Year 2000 ("Y2K") was completed in 1998 by the Company and its wholly-owned subsidiaries. The Company established a plan for compliance of all information technology ("IT") systems and "non-IT" systems, such as operating and control systems that rely on embedded computer chips, to ensure accurate processing of date data for Y2K and beyond. The plan also included the identification of key vendors and business partners and obtaining assurances that their key systems are Y2K compliant. Total cost of the project was estimated at $5.5 million. At the end of the third quarter of 1999, incurred costs were $5.3 million. The estimated additional costs are currently expected to be approximately $200,000.

Status - The Company continues to execute its plan to ensure that all systems are Y2K compliant and completed the IT systems in July 1999, and the non-IT systems in the third quarter of 1999. This review includes Continental, which the Company believes had all its operating systems and applications Y2K compliant as of December 31, 1998.

Ongoing Activity - The Company continues to follow-up with key vendors and business partners on compliance assurances. Contingency planning continues for the Company's and its subsidiaries systems regarding additional back-up protection.

Risks - Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the Company continues to work with its key vendors and business partners and finalize its contingency. In the event that the Company does not complete any of this additional planning or the present system were to fail, the Company may be unable to continue important operations, such as billing and collection, payroll operations and daily administration of policyholder claims. In addition, there may be disruptions in the economy generally resulting from Y2K problems, including computer systems failure and equipment shutdown or failure to properly date business records, all of which may be subject to litigation. The amount of potential liability and lost revenue cannot be reasonably estimated at this time, but it is possible that such liability or lost revenue may be material. Any such event or occurrence could have a material adverse effect on the Company's business, results of operations and financial condition.

Summary - At this time, the Company is aware of no Y2K compliance issues that will negatively impact the key business processes of the Company or its subsidiaries.

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

Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

         - the failure to successfully integrate the businesses of Continental, Provident, United Benefit Life into the Company, including the failure to achieve cost savings;

         - the failure to complete the acquisition of Pyramid or if the acquisition is completed, the failure to successfully integrate the operations of Pyramid into those of the Company; including the failure to achieve cost savings;

         - any shortfall in the assets or reserves of United Benefit Life, or the commissions due to the Insurance Advisors, which were foreclosed upon on July 21, 1999;

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

         - the Company's ability to develop, distribute, and administer competitive products and services in a timely cost-effective manner;

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

         - the failure to comply with financial and other covenants in the Company's loan agreements and;

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


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
         --------------------------------------------------------------

The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II - OTHER INFORMATION
                           ---------------------------

All items of Part II other than Item 1, Item 2 and Item 6 are either inapplicable to Registrant, would not require a response, or have been previously reported.


                            ITEM 1. LEGAL PROCEEDINGS
                            -------------------------

The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $215,000 was paid in 1994 and $590,000 was paid in 1997. The balance of approximately $1.6 million relates to whether or not the Company's then principal operating subsidiary, Central Reserve Life Insurance Company ("Central"), qualified as a life company for tax purposes. The Company vigorously protested the proposed deficiency. Based on discussions with counsel, management believed existing law supported the Company's position. On October 12, 1999, in CENTRAL RESERVE LIFE CORPORATION AND ITS SUBSIDIARIES VS. COMMISSIONER OF INTERNAL REVENUE, Docket No. 12390-96, the United States Tax Court ruled that Central did qualify as a life company for tax reporting purposes, and accordingly, no further amounts are due related to the 1991 and 1992 examinations by the IRS.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
                -------------------------------------------------

Pursuant to the stock award provision of Peter W. Nauert's, the Company's Chairman of the Board, President and Chief Executive Officer, employment agreement, as amended, the Company issued 108,108 common shares to Mr. Nauert in the third quarter of 1999. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

On September 22, 1999, the Company issued 16,667 common shares to Val Rajic pursuant to his Settlement and Consulting Agreement, dated as of August 10, 1999. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
                    ----------------------------------------

a)       Exhibits.

         (27)     Financial Data Schedule

b)       Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CERES GROUP, INC.

Date:   November 15, 1999        By:   /s/ Charles E. Miller, Jr.
      -----------------------          -----------------------------------------

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