Form 10-K405
period 1999-12-31
CERES GROUP INC
filed 2000-03-30
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                COMM. FILE NO. 0-8483

                               CERES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                          ---------------------------
                        (State or Other Jurisdiction of
                         Incorporation or Organization)
                                   34-1017531
                       ---------------------------------
                     I.R.S. Employer Identification Number

          17800 ROYALTON ROAD, CLEVELAND, OHIO                                    44136
      -------------------------------------------                               ---------
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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                ------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. (The Registrant considers affiliates to be directors, executive officers, and those persons subject to the Voting and Stockholders' Agreements.)

     $27,098,548 computed based on the closing price of the common stock on March 24, 2000.

     The number of shares of common stock, par value $0.001 per share, outstanding as of March 17, 2000: 13,707,573
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 27, 2000 are incorporated by reference into Part
                             III of this Form 10-K.
--------------------------------------------------------------------------------

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                         PAGE
                                                                         ----
PART I
Item 1   Business....................................................      1
Item 2   Properties..................................................     18
Item 3   Legal Proceedings...........................................     18
Item 4   Submission of Matters to a Vote of Security Holders.........     18
         Our Executive Officers......................................     18

PART II
Item 5   Market for Registrant's Common Equity and Related
         Shareholder Matters.........................................     20
Item 6   Selected Financial Data.....................................     21
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     21
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     31
Item 8   Financial Statements and Supplemental Data..................     32
         Schedule II -- Condensed Financial Information of
         Registrant..................................................     65
         Schedule III -- Supplementary Insurance Information.........     68
         Schedule IV -- Reinsurance..................................     69
Item 9   Changes in and Disagreement with Accountants on Accounting
         and Financial Disclosure....................................     70

PART III
Item 10  Directors and Executive Officers of the Registrant..........     70
Item 11  Executive Compensation......................................     70
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................     70
Item 13  Certain Relationships and Related Transactions..............     70

PART IV
Item 14  Exhibits, Financial Statements, Financial Statement
         Schedules, and Reports on Form 8-K..........................     70
Signatures...........................................................     75
Index to Exhibits....................................................     76

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Ceres Group, Inc. markets and delivers a broad range of health and life insurance, medical cost management services and specialty products to individuals, small businesses and the senior market. We use a wide variety of distribution channels, including more than 60,000 independent licensed agents and a number of e-commerce platforms. To maintain affordable premiums for our more than 525,000 insureds across the nation and to enhance our profitability, we apply medical cost management programs to each of our health product lines. We also focus on administrative consolidation and efficiency improvements to retain customers and enhance our financial results. A large part of our growth during the past two years has been a result of strategic acquisitions of companies and blocks of business in our selected markets. These acquisitions have allowed us to penetrate our markets more quickly, and we believe will allow us to gain administrative efficiencies through economies of scale.

HISTORY

     We began in 1964 as Citation Life Insurance Company and have changed our name twice: to Central Reserve Life Corporation in 1976, then to Ceres Group, Inc. in 1998, to more clearly reflect that we are the parent company of multiple insurance companies. Through acquisitions, our insurance subsidiaries now include Central Reserve Life Insurance Company, United Benefit Life Insurance Company, Provident American Life and Health Insurance Company and Continental General Insurance Company.

     In 1996 and 1997, Central Reserve experienced substantial financial losses in connection with newly-issued group health insurance policies, due to greater utilization than anticipated, new state mandates and overall reductions in profitability arising out of industry-wide pricing competition. In late 1997, a group of investors, including Peter W. Nauert, who later became our Chairman of the Board, President and Chief Executive Officer, arranged and entered into a number of financial restructuring transactions that enabled us return to profitability and established a platform for growth through acquisitions and increased sales.

     Total premiums, before reinsurance, for the year ended December 31, 1999 were $605.6 million, an increase of 128.6%, compared to $264.9 million for 1998. Assets at December 31, 1999 were $717.9 million, an increase of 298.4%, compared to $180.2 million at December 31, 1998. Pre-tax profits totaled $18.0 million for the year ended December 31, 1999 compared to a pre-tax loss of $2.8 million for 1998.

BUSINESS STRATEGY

     We have developed our business plan around a strategy of growth and consolidation. We expect to grow through increased retail sales, expanded distribution systems including e-commerce and strategic acquisitions that fit into our target markets. As we grow, we are focused on lowering medical claims costs, reducing underwriting risks, consolidating administrative operations and increasing our fee-based revenue.

     There are a number of factors affecting the health insurance industry that we believe will benefit us through the next several years. We have positioned our company to take advantage of these trends.

     - Industry consolidation -- Traditional indemnity health insurers and managed care companies face many challenges, including increasing healthcare costs, changing government regulation and rising prescription drug costs, thereby creating acquisition opportunities for us. As smaller companies find that they can no longer compete and as other companies divest themselves of certain types of business, we expect there will be more acquisition targets for us and increased opportunities for retail sales.

     - Growing affluent senior population -- The 55 and older segment is the fastest growing age group in our nation. By the year 2025, this segment is projected to increase 75% to 103 million people. Government proposals for tax credits for long-term care and other incentives to promote personal responsibility for senior healthcare costs also should benefit this market. We established our senior life and health division to meet the needs of this growing market. In 1999, we introduced the "Senior Power Portfolio" to provide comprehensive coverage and a wide range of products and benefits.

     - Expansion of e-commerce -- We have increased our distribution channels to include the Internet. In addition to alliances with two major e-commerce companies, we are developing a program to empower our agents with Internet technology to increase their sales efficiency. QQLink.com, our business-to-business (B2B) agent-linked e-commerce exchange, which we expect will become operational during the summer of 2000, will provide discounted prices on insurance and other products and services and a strong agent connection to enhance online service and marketing.

     - Consumer movement away from HMOs -- Consumers have demanded and received more freedom of choice from health maintenance organizations (HMOs) in the providers they use and the treatment they receive. With the resulting increased costs, HMOs have lost the prime advantage with which they entered the market: the concept of saving money by limiting care. Our approach is more consumer-friendly. We manage the cost of healthcare. We do not manage medicine. This approach means we do not interfere with medical decisions of our insureds' physicians. Instead, we negotiate fees with medical providers and direct our insureds to specialized medical providers with the experience and proven track records to offer more positive outcomes at lower costs.

We have established a number of initiatives to achieve our strategic goals. These programs have been the basis for our financial turnaround and our return to profitability as we have grown.

  Implement Medical Cost Management Techniques

     We seek to reduce medical costs and lower loss ratios by using enhanced utilization management and other cost control measures. Our medical cost management initiatives are centralized into Ceres Health Care, Inc., a wholly-owned subsidiary of Ceres, which was established in January 1999 to provide our insurance subsidiaries and acquired businesses with cost management programs. By directly controlling medical cost management, we believe we have an enhanced ability to achieve greater efficiency, increased cost savings, and to adjust programs to meet product and profitability requirements.

     Our cost management programs include:

     - pre-certification of medical care and other screening techniques to move high-cost and high-risk insureds into case management;

     - specialized case management for critical conditions, such as neonatal care, cancer and cardiovascular surgery;

     - improved preferred provider organization (PPO) network contracting;

     - use of a three-tiered pharmacy benefit program;

     - limitation of medical charges by reasonable and customary standards;

     - use of medically appropriate protocols;

     - enhanced communication to insureds on how to reduce their out-of-pocket expenses and lower total healthcare costs;

     - use of ancillary facility discount programs; and

     - product design geared to encourage use of PPOs.

     We have entered into contracts with 76 PPO networks in 49 states and the District of Columbia. In certain areas, we also utilize secondary networks to increase the total discounts available. We believe that co-payments and out-of-network obligations of our PPO products enhance our ability to control costs by encouraging insureds to take more responsibility for their healthcare decisions.

     In addition to the PPO networks, we utilize a "Centers of Excellence" network which provides insureds access to transplant and other necessary high-risk procedures at approximately 52 renowned medical institutions. These select facilities have the staff, the experience, and the volume of patients to produce higher recovery rates while offering discounted costs. The purpose of the program is to provide quality care and improved treatment outcomes in a more cost-effective manner.

     Our medical cost containment programs are designed to reduce the cost of healthcare in order to keep our premiums at affordable levels and out-of-pocket expenses as low as possible. As a result of these programs, as well as premium adjustments, our medical loss ratio for the year ended December 31, 1999, declined to 70.1% from 75.8% for 1998.

  Improve the Underwriting Process

     We have improved underwriting at all levels of our business through more rigorous risk evaluation and controls, along with improved product design. Effective, consistent and accurate underwriting is an important element of our profitability and depends on our ability to adequately predict claims liability when determining the prices of our products. We have recently implemented an individual debit system of underwriting for both group and individual major medical insurance, enabling us to better reflect individual health risk. Under the debit system, for a group health insurance policy, we underwrite the entire group and base our debit rating on individual health risk. We intend to apply the same method of underwriting to each insurance company and its related operations that we may acquire, to the extent permitted by applicable laws and regulations.

     When we acquire a company or block of insurance business, we address new business rates and renewal rates. Our profitability depends on our ability to adequately increase rates for both new and renewal business. We have implemented internal procedures that permit us to apply to regulatory authorities for corrective rate actions on a timely basis for our existing businesses and new acquisitions with respect to both new business and renewals.

     In an acquisition, we first examine the acquired company's or block's new business rates and the current market rates to analyze whether these rates sufficiently cover benefits, expenses, and commissions. For renewal business, we analyze the acquired company's or block's loss ratios and compare them to our target loss ratios. When this analysis is complete, we immediately implement any necessary corrective action including rate increases. Some components of rating include implementing new programs such as non-commissionable premium for underwriting rate-ups and renewal increases, increasing administration fees, increasing life volumes, implementing medical cost management fees, cross-selling other supplemental products and introducing our PPO products and drug benefits. Premium billings also include fees paid to Ceres Health Care to provide care coordination services for the benefit of our insureds.

     We have ratings manuals and audit procedures for use by each of our insurance subsidiaries and third party administrators to ensure that policies are underwritten in a uniform manner. Each insurance subsidiary and third party administrator uses our standard health history questionnaire, allowing us to obtain pertinent information on medical conditions of prospective insureds, most of the time without obtaining medical records from the attending physician and thereby reducing expenses. Each health history questionnaire is verified through a recorded phone call with each individual and each member of groups of one to nine individuals and with approximately every third member for groups of ten or more. In addition, we have implemented internal procedures that permit us to apply to regulatory authorities for corrective rate actions on a timely basis.

     We emphasize the sale of individual and association sponsored products, as opposed to employer small group products, because of greater flexibility in both the underwriting and design of these products. In 1999, the percentage of total medical premiums, which includes comprehensive major medical plans, was 61.5% for individual and association sponsored products and 38.5% for small group products compared to 36.6% for individual and association sponsored products and 63.4% for small group products in 1998.

  Reduce Administrative Costs

     We are committed to reducing administrative costs through increases in efficiency, streamlined procedures and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses and the consolidation of corporate activities such as accounting, marketing and distribution.

     In addition, where cost-effective, we outsource certain functions to independent third parties, including claims processing, underwriting and administrative services. All information and telephone systems at our Cleveland headquarters, as well as all claims processing for our Ohio insureds of Central Reserve, are outsourced to Antares Management Solutions, a subsidiary of Medical Mutual of Ohio. The claims processing, underwriting services and other administrative services for Provident American Life and Health and the claims processing and other administrative services for United Benefit Life are outsourced to HealthPlan Services Corporation, in Tampa, Florida. We believe this outsourcing offers us the following advantages:

     - predictable operational, administrative and systems costs;

     - variable expense based upon volume of business;

     - the benefits of the vendor's expertise in specialized areas;

     - enabling our capital to be used for other parts of our growth strategy;

     - efficiency and economies of scale; and

     - system consolidation and integration.

     All of our claims processing facilities, including the claims that are outsourced, must apply the same claims management standards. We and our vendors work actively to meet our goals of:

     - processing claims within five to ten days of receipt;

     - minimizing claims inventory through consistent turnaround time and control of backlogs;

     - processing claims with an accuracy rate of not less than 99.5%; and

     - answering customer service calls in less than two minutes and with an abandon, or hang-up, rate less than 5%.

     In 1999, our selling, general and administrative expenses, which include administrative expenses relating to issuing and servicing our insurance business, to premium ratio, after deferred acquisition costs and value of business acquired, was 19.2% compared to 20.8% in 1998. We accomplished this improvement at the same time that we consolidated Provident American Life and Health, Continental General and United Benefit Life into our operations.

  Implement Ancillary Profit Enhancement Techniques

     In addition to premium rate adjustments, claims cost management programs and increases in administrative efficiency, we also develop and implement a number of profit enhancement techniques.

     Some of these programs also increase our fee-based revenue. Fee-based revenue is derived from:

     - administrative fees for direct billing and claim payment fees on certain products;

     - reinsurance management fees;

     - care coordination fees; and

     - management fees for associations that endorse our products.

     Our fee-based revenue increased to $15.8 million in 1999 from $7.7 million in 1998, an increase of 105.2%.

  Expand Marketing and Distribution Systems

     We have expanded our marketing reach through acquisitions, agent recruitment and development of new distribution channels. In 1999, we added approximately 22,000 independent licensed sales agents through acquisitions. As we acquire companies or blocks of insurance business, we seek to retain the existing agency force. This strategy is intended to increase our new sales going forward and improve our ability to retain the business we have acquired. We communicate with these agents to illustrate the benefits and rewards of our products and programs. We also emphasize our cross-selling opportunities and encourage agents to be licensed by our other insurance subsidiaries in order to expand the portfolio of products they will be able to offer.

     Our nationwide recruiting efforts have also been an important source for increasing business. In 1999, we added 14,600 new agents through our recruiting programs.

     In addition to traditional independent agent distribution channels, we have added:

     - e-commerce, by partnering with HealthAxis.com and ChannelPoint, two major Internet companies, and by developing QQLink.com, our B2B agent-linked exchange which we expect will become operational during the summer of 2000;

     - inter-company marketing alliances with carriers of non-competing products including over 15,000 agents of approximately 20 unaffiliated insurance companies;

     - affinity group marketing to associations, employer groups and other organizations; and

     - a career agent distribution system through our subsidiary, HealthMark Sales, LLC, which will enable agents to sell only our products and which we expect will begin operations late in 2000.

  Selectively Acquire Complementary Insurance Businesses

     We seek to acquire complementary insurance businesses to which we can apply our cost containment programs, marketing support systems, underwriting processes, product design expertise, administrative efficiency improvements and profit enhancement techniques. To execute our acquisition strategy, we engage in discussions with health and life insurance companies and other complementary businesses.

     We believe that we are well positioned to continue to selectively acquire insurance companies and related operations and apply our strategic initiatives to improve operations and profitability. The challenges faced by traditional indemnity health insurers and managed care companies, including increasing healthcare costs, changing government regulations and a highly competitive marketplace, create acquisition opportunities for us. We believe that because of these challenges smaller managed care companies and smaller indemnity health insurance companies will continue to seek operating partners and that multi-line insurance companies with blocks of individual and small group health insurance or senior products will continue to seek to divest these operations. We believe that these market conditions will continue to result in acquisition opportunities for us.

     We expect to be an active acquirer of other health and life insurance companies and blocks of insurance business to increase our size, efficiency and markets. As we acquire businesses, we expect to implement our business strategy with each acquired business. We plan to concentrate primarily on acquisitions which can be consolidated into our current niche markets, including individual, association and small group medical coverage, and senior life and health insurance.

PENDING ACQUISITION

     Pyramid Life Insurance Company. On October 7, 1999, we signed a definitive stock purchase agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. The acquisition is expected to be completed in the second quarter of 2000. Upon completion of the acquisition, Pyramid will be a wholly-owned subsidiary.

     In addition to the acquisition of Pyramid, we expect that Continental General will sell specialty senior medical insurance products through the independent agent distribution system of selected Unitrin insurance subsidiaries.

     Pyramid, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life products. At December 31, 1999, Pyramid had assets of approximately $120.0 million, statutory surplus of approximately $43.0 million and statutory revenue of $72.0 million. Pyramid markets its senior insurance products through 2,500 independent and career agents in 40 states with primary sales concentration in Texas, Tennessee, Indiana, Arkansas, and Virginia.

     We expect to finance the $67.5 million purchase price as follows:

     - up to $15.0 million from financing provided by The Chase Manhattan Bank and associated banks;

     - $25.0 million from special dividends to be paid by Pyramid in connection with the acquisition;

     - $7.5 million from the sale of our convertible preferred stock to the seller; and

     - $20.0 million from the proceeds of a private placement offering of our common stock at $6.00 per share.

     We have not yet completed the above financing and we cannot guarantee that the acquisition of Pyramid will be completed.

     The acquisition of Pyramid is subject to regulatory approval from the State of Kansas and other customary terms and conditions. Pyramid will be our fourth acquisition since July 1998.

COMPLETED ACQUISITIONS

     Acquisition of United Benefit Life Insurance Company. On August 1, 1998, Central Reserve entered into an agreement with United Benefit Life, a health and accident and life insurer, to reinsure 100% of the major medical policies of United Benefit Life in effect prior to August 1, 1998, covering approximately 100,000 members with estimated annual premiums of $100.0 million. The agreement also provided that Central Reserve would reinsure 100% of all major medical policies written by United Benefit Life from and after August 1, 1998. Central Reserve also began administering all of United Benefit Life's major medical policies as of August 1, 1998. In addition, Central Reserve entered into an agreement with Insurance Advisors of America, Inc., an affiliate of United Benefit Life, to market the policies to be issued by United Benefit Life which Central Reserve has reinsured. At the same time, Central Reserve ceded 80% of the business in force on August 1, 1998 to Reassurance Company of Hannover, thereby retaining a net risk of 20%. Additionally, Central Reserve ceded to Hannover 50% of the policies to be written by United Benefit Life from and after August 1, 1998 and reinsured by Central Reserve.

     On July 31, 1998, United Benefit Life held approximately $13.5 million in liability reserves. Hannover paid to Central Reserve an initial ceding allowance of $20.0 million for its 80% portion of the reinsurance. Reserves for estimated claims of $36.5 million were assumed by Central Reserve, for which United Benefit Life transferred assets of $33.5 million, including a $20.0 million ceding allowance paid to United Benefit Life by Central Reserve. Therefore, liability reserves assumed by Central Reserve exceeded by $3.0 million the assets transferred to Central Reserve by United Benefit Life. This $3.0 million reserve shortfall was reflected in a note receivable payable to Central Reserve by United Benefit Life. Insurance Advisors joined in United Benefit Life's $3.0 million obligation. In addition, Central Reserve entered into an agency agreement with respect to the marketing of United Benefit Life's policies with Insurance Advisors in exchange for a $7.0 million note receivable. The agreements between the parties provided for a "true up" for any difference between the indicated reserve of $36.5 million and the actual liabilities as of August 1, 1998, and required United Benefit Life and Insurance Advisors to be jointly liable. The obligations of United Benefit Life and Insurance Advisors to Central Reserve were secured by a pledge from United Benefit Managed Care Corporation, the parent company of United Benefit Life, of 100% of the stock of United Benefit Life and the pledge by Insurance Advisors of all of the commissions due Insurance Advisors or to become due from United Benefit Life.

     On March 18, 1999, Central Reserve announced the execution of an agreement with United Benefit Managed Care Corporation to purchase all of the outstanding shares of United Benefit Life. On June 14, 1999, Central Reserve terminated this agreement due to the increasing amount of the reserve shortfall at United Benefit Life. Pursuant to the "true up" provision in the agreements between United Benefit Life, Insurance Advisors and Central Reserve, the reserve shortfall, calculated at December 31, 1999, totaled $19.4 million. The reserve shortfall was due in part to a fraud committed in connection with claims administration at the United Benefit Life facility. On July 21, 1999, Central Reserve foreclosed on the stock of United Benefit Life and the renewal commissions due Insurance Advisors from United Benefit Life in order to satisfy, in part, the reserve shortfall.

     As of December 31, 1999, Central Reserve had recovered approximately $17.8 million of the $19.4 million reserve shortfall, consisting of $4.6 million from United Benefit Life, $5.3 million from withheld commissions from Insurance Advisors, and $7.9 million from funds received from Hannover. As a result, the remaining reserve shortfall to be recovered at December 31, 1999 totaled approximately $1.6 million. An expense of $0.7 million was recorded in 1998, and the balance of $0.9 million was recorded in 1999.

     Acquisition of Provident American Life and Health Insurance Company. On December 31, 1998, Central Reserve acquired Provident American Life and Health from Provident American Corporation for $5.5 million in cash, an amount equal to Provident American Life and Health's statutory capital and surplus at the date of acquisition. Provident American Life and Health is a life and accident and health insurer. Provident American Life and Health, a marketer of managed care health insurance products to individuals and small businesses, had approximately $48.9 million in direct premiums (before reinsurance) and fees in 1998 and $5.4 million in statutory capital and surplus at December 31, 1998. Funds for the acquisition were provided from Central Reserve's working capital.

     Prior to our acquisition of Provident American Life and Health, all of the insurance business of Provident American Life and Health in force at December 31, 1998 was ceded to Provident Indemnity Life Insurance Company. In addition, Hannover reinsured all the individual and small group health insurance in force at December 31, 1998, of Provident American Life and Health and Provident Indemnity for a ceding allowance of approximately $10.0 million. On January 1, 1999, Hannover ceded 10% of this reinsurance to Central Reserve and Central Reserve paid a $1.0 million ceding commission.

     Effective January 1, 1999, Provident American Life and Health entered into a reinsurance agreement with Provident Indemnity, whereby Provident American Life and Health reinsured 100% of Provident Indemnity's business written after December 31, 1998. In a separate reinsurance agreement, Provident American Life and Health ceded to Hannover 50% of its direct business written after December 31, 1998 and 50% of the business reinsured from Provident Indemnity.

     Acquisition of Continental General Corporation. Effective February 1, 1999, we acquired Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, for $84.5 million in cash. Continental General provides health and life insurance products for the senior market, including long-term care insurance, Medicare supplement and senior life and annuity products, as well as major medical plans. Continental General had approximately $190.7 million in premiums in 1998 and at December 31, 1998 had approximately $500.0 million in assets and $37.0 million in statutory capital and surplus. The administrative functions of Continental General are based in Omaha, Nebraska.

     Funds for the acquisition of Continental General were provided as follows:

     - $40.0 million by a syndicate of banks arranged by Chase Securities Inc.;

     - $15.0 million from the private placement of 2,000,000 newly-issued shares of our common stock;

     - $22.5 million from a special dividend from Continental General to the seller; and

     - the balance from cash available at Ceres.

     Concurrently with the closing, Continental General entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental General on February 1, 1999 for a ceding allowance of $13.0 million.

NEW BUSINESS AGREEMENT

     Central Benefits Mutual Insurance Company Block of Business. On December 17, 1999, we announced an agreement with Central Benefits to offer group medical coverage on a case-by-case basis to certain Central Benefits customers, as a result of Central Benefits' decision to withdraw from the group health business.

     Based in Columbus, Ohio, Central Benefits made a decision to reallocate its resources to expand its third party administrator services and concentrate on its group life insurance and Medicare supplement business segments.

     Coverage to the groups we selected is being offered through our subsidiaries, Central Reserve and Continental General. In addition to the block of existing business, we are also licensing approximately 100 Central Benefits independent agents who were not previously licensed with us. We expect that these new agents will sell additional Ceres products.

     Because we are selecting coverage on a case-by-case basis, we are able to keep underwriting risk to a minimum. With the added assistance of the agent sales force in making this transition, we expect to be able to successfully acquire approximately $15.0 to $20.0 million in annualized premium revenue through this program in 2000.

     We expect to use this type of arrangement as a blueprint for other agreements with companies that are seeking to exit healthcare markets, including individual, small business and specialty product lines. By using this blueprint, we can limit our risk while benefiting from potential new business and distribution channels.

PENDING NEW BUSINESS AGREEMENT

     American Chambers Life Insurance Company Reinsurance Agreement. On March 10, 2000, we announced that Continental General acquired through reinsurance a block of individual and small group health insurance from American Chambers, based in Naperville, Illinois, written by American Chambers on or after January 1, 2000. The reinsurance effective date is March 1, 2000.

     We estimate that sales through the American Chambers agents will produce approximately $30.0 million in new annualized premium in 2000. American Chambers agents will have access to selected products through our insurance subsidiaries and QQLink.com in certain states. American Chambers is represented by more than 15,000 independent agents in 38 states and is endorsed by 3,500 Chambers of Commerce across the nation.

     American Chambers will continue to provide all administrative services for the block of business covered by the reinsurance agreement. There will be no change to the benefits or insurance contracts of the existing customers. Under the administrative agreement, claims processing, customer service and all underwriting activities will be continued by American Chambers.

INDUSTRY OVERVIEW

     National health expenditures in the United States have grown from $41.0 billion, or $202 per capita, in 1965 to $1.1 trillion, or $4,094 per capita, in 1998, according to the most recent statistics compiled by the Health Care Financing Administration (HCFA). National health expenditures represented 13.5% of the United States Gross Domestic Product (GDP) in 1998 compared to 5.7% in 1965. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, and the aging of the population. National health expenditures are projected to total $2.2 trillion and reach 16.2% of GDP by 2008. Private health insurance paid for one-third, or $375 billion, of total healthcare spending in 1998. Employees covered by managed care accounted for 86% of all insured workers in 1998. Employees are moving away from HMOs to less restrictive plans such as point-of-purchase plans and PPOs.

     Due to the escalating cost of healthcare services, customers (individuals, groups, and employers) began to demand lower cost alternatives to traditional indemnity insurance plans. Managed healthcare plans were developed to attempt to provide quality healthcare services in an affordable manner. Typically, PPO plans develop networks of healthcare providers to deliver healthcare at favorable rates that incorporate healthcare utilization management and other cost control measures. Managed healthcare plans also feature a variety of methods of healthcare utilization management to control the type, quality, and setting of services obtained. PPO members generally are charged periodic prepaid premiums and co-payments or deductibles. These plans allow out-of-network usage, typically at substantially higher out-of-pocket costs to members. By referring patients to healthcare providers, utilization management programs are designed to provide economic incentives to encourage providers to deliver medically necessary and cost-effective care.

     Traditional indemnity insurance usually allows insureds substantial freedom of choice in selecting healthcare providers but without financial incentives or cost-control measures typical of managed care plans. Healthcare providers are reimbursed on a retrospective basis and there are few, if any, incentives or measures to control healthcare costs. Indemnity insurance plans typically impose an annual deductible on the insureds.

     Senior Market Growth. The senior market, Americans age 55 and over, is one of the fastest growing age segments in the country. According to HCFA, the number of Medicare enrollees (age 65 and older) nearly doubled between 1967 and 1998, growing to 38.8 million from 19.5 million. By 2007, the Medicare population is expected to total more than 44 million. As of January 1998, Medicare managed care enrollment totaled more than 6 million, a 156% increase since 1992, according to HCFA.

CUSTOMER BASE

     We had over 208,000 major medical group certificates and individual policies in force as of December 31, 1999, representing more than 525,000 insureds. The following table reflects the breakdown by product of the group certificates and individual policies for the year ended December 31, 1999:

                                                         INDEMNITY      PPO
                                                         ---------    --------
Major Medical..........................................    46,180      162,301
Senior and Supplemental Products.......................   102,138           --
                                                          -------     --------
     Total Health......................................   148,318      162,301
Life and Annuity Products..............................    47,277           --
                                                          -------     --------
     Total.............................................   195,595      162,301
                                                          =======     ========

     The geographic distribution of direct and assumed premiums, before reinsurance ceded, and annuity considerations received by Central Reserve and United Benefit Life during 1998 and a full year for all of our subsidiaries in 1999, with the exception of 11 months for Continental General, is as follows (in thousands):

                      1999                                                1998
                      ----                                                ----
                                       PERCENT OF                                          PERCENT OF
          STATE              AMOUNT      TOTAL                STATE              AMOUNT      TOTAL
          -----             --------   ----------             -----             --------   ----------
Ohio......................  $ 94,193      14.2%     Ohio......................  $ 82,027      26.3%
Florida...................    75,892      11.4      Indiana...................    37,034      11.9
Indiana...................    46,176       6.9      North Carolina............    20,600       6.6
Georgia...................    41,081       6.2      Arizona...................    16,067       5.1
North Carolina............    37,281       5.6      Tennessee.................    15,367       4.9
Texas.....................    31,882       4.8      Florida...................    14,976       4.8
Kansas....................    25,121       3.8      South Carolina............    14,009       4.5
South Carolina............    24,967       3.8      Michigan..................    13,810       4.4
Tennessee.................    24,567       3.7      Kansas....................    13,079       4.2
Missouri..................    22,450       3.4      Missouri..................    13,017       4.2
Other.....................   241,516      36.2      Other.....................    72,268      23.1
                            --------     -----                                  --------     -----
          Total...........  $665,126     100.0%     Total.....................  $312,254     100.0%
                            ========     =====                                  ========     =====

     As shown by the table, although the acquisitions of Provident American Life and Health and Continental General significantly reduced the geographic concentration, the State of Ohio accounted for $94.2 million, or 14.2%, and the State of Florida accounted for $75.9 million, or 11.4%, of our total direct and assumed premiums, before reinsurance ceded, and annuity considerations for 1999. The State of Ohio accounted for approximately $82.0 million, or 26.3%, and the State of Indiana accounted for approximately $37.0 million, or 11.9%, of our total direct and assumed premiums (before reinsurance ceded) and annuity considerations in 1998.

PRODUCTS AND SERVICES

     We primarily market health and life insurance products tailored to meet the varied benefit needs of our markets, including individuals, employer groups, associations and seniors.

     Major Medical. Our major medical products are offered through PPO networks and as traditional indemnity health plans. We provide a broad range of products from basic to comprehensive coverage. We emphasize our PPO products and encourage our insureds to convert from traditional indemnity health because our PPO products provide for healthcare delivery at lower costs than traditional indemnity health insurance due to network provider arrangements that provide favorable rates and use utilization management and other cost control measures.

     Our traditional indemnity health insurance products, which provide coverage for services from any qualified medical provider, also offer access to our negotiated network savings. Although our indemnity insureds do not have to use network providers, we have established programs using our networks which reduce claims cost and out-of-pocket costs for our insureds.

     Specialty Medical Coverage. We also provide specialty products which serve specific niche markets:

     - BasicMed which provides a limited health insurance benefit to primarily cover specified healthcare expenses while hospitalized or in need of surgery; and

     - short-term medical coverage, which provides for major medical benefits for a limited amount of time for people who, for example, are between jobs or are recent graduates.

     Employer Group Products. We offer employer groups of two to 100 employees a partially self-funded major medical plan. This alternate funding mechanism allows the employer to limit expense and risk by self-funding part of the coverage. The savings generated can be used to provide other employee benefits, including coverage for vision, dental, critical illness, supplemental life insurance, and a prescription drug discount card.

     Senior Health and Life. Our senior market products include a wide range of comprehensive and supplemental coverage. In 1999, we released our new "Senior Power Portfolio," featuring 12 newly-approved health, life and annuity products for Americans age 55 and over, including long-term care, home health care, extended convalescent care, acute recovery care, Medicare supplement, Medicare Select, life insurance, wealth accumulation annuities and senior cancer coverage.

     Supplemental Products and Services. We augment our core business of health and life insurance products for individuals, employer groups, group associations and seniors with a select group of complementary, supplemental products and services. These products provide increased protection for our insureds, additional commission income for our agents and higher profit margins for us. We provide compensation and support programs to encourage our agents to use these products for cross-sell, up-sell and next-sell purposes. Supplemental products include:

     - critical illness coverage which provides a one-time cash payment when an insured is diagnosed with a specified critical illness or when undergoing a specified surgery;

     - first diagnosis cancer coverage which provides a one-time cash payment when an insured is diagnosed with cancer;

     - accidental injury coverage which provides replacement income when an insured becomes disabled due to a covered off-the-job accident;

     - accidental death benefit which provides for payments directly to the insured's beneficiary in the event of an accidental death; and

     - dental coverage.

     Life and Annuity. We also market group life insurance and annuities. We offer term life as an ancillary product to our major medical members. We also offer a single premium deferred annuity with guaranteed interest rate and a principal amount of $5,000 to $250,000, and a single premium bonus annuity with first year interest bonus, guaranteed interest rate and withdrawal options.

     Pharmaceutical Benefits Program. In July 1999, we implemented a program to reduce costs in our prescription drug programs. The two major benefits of the program are:

     - a three-tiered incentive system to encourage our insureds to elect certain tiers of prescription drugs to reduce their co-payment, and

     - a tandem program where all maintenance prescription drugs are offered almost exclusively by mail-order.

     Non-insurance Products and Services. In addition to our health and life insurance lines, we provide a number of products and services, which offer our customers added benefits.

     - Section 125 Premium Only Plan -- This product provides a vehicle to pay for health insurance on a pre-tax basis, saving money for both employers and employees. The savings that are generated are available to use for the purchase of supplemental insurance products.

     - Ceres Savers Plan -- This discount buying organization offers significant discounts for its members when they purchase travel, vision, dental and other services.

     - Personal Healthcare Management Services -- This program provides valuable services, such as a toll-free medical and benefits phone line, early high risk pregnancy screening, non-network negotiation services and early warning case management programs, which are designed to lower out-of-pocket medical expenses for our insureds.

MARKETING AND SALES

     Our national distribution channels are critical for our continued growth. We market our products through approximately 60,000 independent licensed agents in 49 states, the District of Columbia and the U.S. Virgin Islands.

     We compensate the agents in our distribution network for business produced by them on a commission basis at rates which we believe to be competitive with those of other life and health insurance companies. Through training, communication and incentive programs, we encourage our agents to cross-sell our select group of complementary, supplemental and non-insurance products. In addition, we have implemented compensation structures which are designed to reward agents for multi-product sales. In our existing and newly acquired companies, we believe that these products and programs combine to enhance the value and productivity of our agents.

     Ten Distribution Channels. We utilize a variety of distribution systems in marketing our products, including independent agents, marketing alliances, e-commerce and affinity groups. We segment our ten distribution channels based on organization of the agents and specific markets or products:

     1. GROUP/INDIVIDUAL MEDICAL. With approximately 30,000 independent agents nationwide, this distribution system concentrates on small business owners, individuals, associations and self-employed persons. The product portfolio creates cross-selling and package-selling opportunities and includes individual medical plans, small employer group medical, medical savings account plans, basic medical coverage, short-term major medical, dental and supplemental products.

     2. SENIOR LIFE/HEALTH. Approximately 20,000 independent agents in this division target the 58 million Americans age 55 and over with a comprehensive product line including Medicare supplement, long term care, home health care, convalescent and acute recovery care, and senior life and annuities.

     3. AMERICAN CHAMBERS. Through our recent agreement with American Chambers, approximately 15,000 agents in 38 states market individual and small employer medical plans, directly and through endorsements of over 3,500 local Chambers of Commerce. Products include individual medical, small employer partially and fully self-funded plans, worksite supplemental products, and Section 125 Premium Only plans.

     4. EMPLOYEE BENEFITS. Our "Partnership" product is an innovative approach for small employers to economically provide benefits to their employees. Agents who specialize in this market offer our partially self-funded employer group plan, which can provide premium savings over traditional health insurance products. These savings can be used to pay for other employee benefits which we offer, including critical illness, supplemental life, vision, dental, and a prescription drug discount card.

     5. WORKSITE MARKETING. We offer Section 125 Premium Only Plans with both major medical and supplemental insurance coverages. Section 125 plans provide tax savings for employers and their employees through the purchase of health insurance on a pre-tax basis. The more insurance purchased by employees on this pre-tax basis, the more tax benefits for the employer, as total net payroll amount is reduced.

     6. E-COMMERCE -- HEALTHAXIS.COM. The individual major medical plan of our subsidiary, Provident American Life and Health, is available on the HealthAxis.com website, along with products of other insurance companies. During 2000, we expect to add a long-term care product and a Medicare supplement to this program. We expect that all marketing through HealthAxis.com will be through our Provident American Life and Health subsidiary.

     7. E-COMMERCE -- CHANNELPOINT INSURANCE EXCHANGE. This Internet-based program allows insurance brokers to compare rates and benefits of products offered by participating insurance carriers. In an agreement reached in 1999, our "Partnership" partially self-funded employer group plan will be added to the ChannelPoint listing mid-year of 2000.

     8. E-COMMERCE -- QQLINK.COM. We expect QQLink, our B2B agent-linked e-commerce exchange, to become operational during the summer of 2000. QQLink.com will be dedicated to empowering our agents with Internet technology by combining our traditional agent distribution system with direct online sales. Consumers will have access to significant discounts on our insurance products and will be able to review and receive premium quotes and apply for insurance online, with or without the assistance of an agent. We believe that agents will be able to substantially increase the client base they serve through greater efficiency and through leads generated through QQLink's advertising and database management programs. Initial products available on QQLink.com will be several major medical plans, a short-term major medical plan, individual and group dental and critical illness coverage with term life insurance.

     9. INTER-COMPANY MARKETING. We pursue alliances to market our health and life insurance products through the distribution systems of carriers who handle non-competing products. Specific marketing ventures through this division include:

          - Continental General's marketing agreements with approximately 20 unaffiliated insurance companies. Our products are incorporated into the product portfolios of more than 15,000 agents through these alliances.

          - HealthPlan Services Corporation (HPS). In late 1999, we completed a marketing alliance with HPS to provide selected Continental General medical products through HPS' endorsement relationships with companies such as Metropolitan Life Insurance Company, John Hancock Mutual Life Insurance Company and Mutual of Omaha Insurance Company. In addition, distribution of these products will include HPS' tele-sales associates to HPS' brokerage agents.

          - USI Brokerage, Inc. In a marketing agreement announced in November 1999, our health and dental insurance products are being added to USI's nationwide integrated financial services distribution system. With approximately 14,000 agents nationwide, USI agents provide a full range of health insurance, life insurance and property and casualty insurance coverage in a "one-stop shopping" concept for small businesses.

     10. AFFINITY GROUPS. We actively pursue endorsement of our products by affinity groups throughout the nation. National associations, employer groups and other organizations are targets for this division. Marketing through affinity groups can reduce sales expenses, increase name recognition and streamline service operations.

     In 1999, we began development of a career agent distribution system which targets the individual major medical and small group health insurance market. Our subsidiary, HealthMark Sales, LLC, is expected to begin operations in mid-2000. With a strong lead generation program and agent training, we expect this organization to be positioned to attract and motivate sales people who are new to the insurance industry as well as seasoned insurance agents.

     Marketing Support. Our marketing systems concentrate on broad product portfolios and sales support to agents. Our strategy is to provide the tools and resources needed by the sales force, so that the agents can devote their time to selling.

     Our support programs include:

     - ongoing product development through the introduction of supplementary products, featuring low premiums and higher profit margins;

     - enhanced, quality sales materials;

     - cross-selling opportunities;

     - special incentives awards to new agents;

     - website development;

     - user-friendly proposal software;

     - training seminars to introduce new products and sales materials for our agents;

     - increased agent communication;

     - improved service for our insureds; and

     - pro-active insured retention programs.

INVESTMENTS

     We attempt to minimize our business risk through conservative investment policies. Our investment objectives are to maximize yields, preserve principal, and maintain liquidity. Investments for insurance companies must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality, and concentration of investments, which may be made. Due to the restrictive nature of these laws, there may be occasions when we may be precluded from making certain otherwise attractive investments. As of December 31, 1999, 100% of our fixed maturity securities were of investment grade quality. We do not invest in "junk" bonds or derivatives such as futures, forwards, swaps, and option contracts and other financial instruments with similar characteristics, and substantially all of our investments are in fixed maturities. We do invest in mortgage-backed securities, some of which are collateralized mortgage obligations (CMOs), principally issued by U.S. government agencies. These investments, besides having a credit risk, also have the risk of prepayment during a decline in interest rates and the risk of extension during a rise in interest rates. We constantly monitor these securities. At December 31, 1999, our investments in mortgage-backed securities totaled $58.9 million, or 19.6%. At December 31, 1999, approximately 97.1% of our invested assets were fixed maturity securities including mortgage-backed securities.

     The amortized cost and estimated fair value of securities available-for-sale as of December 31, 1999, are as follows:

                                                                   GROSS UNREALIZED
                                                   AMORTIZED    ----------------------    ESTIMATED
                                                     COST        GAINS        LOSSES      FAIR VALUE
                                                   ---------    --------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE:
  U.S. Treasury securities.......................  $  16,140     $   41      $   (282)     $ 15,899
  U.S. Agencies..................................      6,670         --          (160)        6,510
  State and political subdivisions...............      4,225         --          (145)        4,080
  Corporate bonds................................    232,229        692       (17,353)      215,568
  Mortgage-backed securities.....................     60,355        138        (1,564)       58,929
                                                   ---------     ------      --------      --------
          Total available-for-sale...............  $ 319,619     $  871      $(19,504)     $300,986
                                                   ---------     ------      --------      --------
Surplus notes....................................      4,964         79            --         5,043
                                                   ---------     ------      --------      --------
          Total..................................  $ 324,583     $  950      $(19,504)     $306,029
                                                   =========     ======      ========      ========

RESERVES

     The majority of Central Reserve's, Provident American Life and Health's and United Benefit Life's reserves and liabilities for claims are for the health insurance business. The majority of Continental General's reserves and liabilities for claims are for the life and annuity business. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities are dependent upon many factors such as economic and social conditions, inflation (overall and hospital costs specifically), changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on extensive estimates and prior years' statistics.

     Liabilities for future policy reserves on ordinary life insurance have generally been provided on a net level premium method based upon estimates of future investment yield, mortality, and withdrawals using our experience and actuarial judgment with an allowance for possible unfavorable deviation from the expected experience. The various actuarial factors are determined from mortality tables and interest rates in effect when the policy is issued.

     Liabilities for interest sensitive contracts such as deferred annuities and Universal Life-type contracts are based on the retrospective deposit method. This is the full account value before any surrender charges are applied.

REINSURANCE

     We reinsure portions of the health, accident, and life insurance policies we write and portions of policies we reinsure from other companies. Reinsurance provides a greater diversification of risk and minimizes our exposure on major risks. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we:

     - cede business to other insurance companies to mitigate risk, and

     - accept risk on a "quota share" basis from other insurance companies.

     When we cede business to others, reinsurance does not discharge us from our primary liability to our policyholders and ceded insurers. However, the insurance company that assumes the coverage assumes the related liability and agrees to become the ultimate source of payment. Under quota share reinsurance, the reinsurer assumes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately.

     We have reinsurance on group accident and health claims. All individual claims in excess of $500,000 are 100% reinsured. The maximum amount of exposure that Central Reserve retains on any life is $50,000 on ordinary life and group life. No retention is maintained over age 70. The maximum amount of exposure that Continental General retains on life is $125,000.

     Substantially all of our reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 1999, Hannover maintained an "A" rating from A.M. Best Company Inc.

     For more information on specific reinsurance agreements, see the sections called "Pending New Business Agreement" and "Completed Acquisitions."

COMPETITION

     The insurance business is highly competitive. We compete with large national, regional and specialty health insurers and managed care companies, many of which have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents and the quality and level of services provided to agents and insureds. We face competition from a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with employer groups and other prospective customers to provide healthcare services. In addition, because our products are marketed through independent agents, most of whom represent more than one company, we experience competition with other companies for the marketing focus of each agent.

     Further, our ratings assigned by A.M. Best Company Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. Best ratings are based on an analysis of the financial condition of the companies rated. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. In 1997, Central Reserve's Best rating was a B (adequate -- under review) rating. In 1999, Central Reserve's rating was upgraded to a B+ (very good) rating, reflecting strengthened capital, positive operating initiatives and a focused, market-driven business strategy. In 1999, Continental General's A-(excellent
-- under review) rating was reconfirmed. Provident American Life and Health's and United Benefit Life's ratings for 1999 are NR-3 (rating procedure inapplicable). This rating is defined by Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and Health and United Benefit Life fall into this category because they both retain only a small portion of their gross premiums. Recently, Duff & Phelps Credit Rating Co. lowered the claims paying ability of Central Reserve and Continental General one level to BBB+ from A-.

GOVERNMENT REGULATION

     Insurance Regulation. We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect policyholders rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock and other matters pertaining to insurance. We are required to file detailed annual statements with the respective state regulatory bodies and are subject to periodic examination by the regulators.

     The National Association of Insurance Commissioners (NAIC) has adopted Risk-Based Capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with:

     - asset quality;

     - mortality and morbidity;

     - asset and liability matching; and

     - other business factors.

     The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. We calculated the risk-based capital for our insurance subsidiaries as of December 31, 1999, using the applicable RBC formula. These calculations at each subsidiary produced risk-based capital levels, which substantially exceed the levels at which the RBC formulas require intervention by regulatory authorities.

     Prior to our foreclosure on the stock in July 1999, United Benefit Life was under supervision by the State of Texas and State of Indiana Departments of Insurance. Both states have now abated their supervision. Certain other states have continued to restrict new writings by United Benefit Life but none of these states were sources of significant new business volume.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2000, Central Reserve and United Benefit Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficit at December 31, 1999. In addition, in 2000, Provident American Life and Health cannot pay any dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of its statutory deficit at December 31, 1999. Continental General can pay approximately $3.4 million in dividends in 2000, without the prior approval of the Nebraska Insurance Commissioner. However, by agreement with the State of Nebraska Department of Insurance on February 17, 1999, we agreed that Continental General would not pay dividends to Ceres for 18 months without approval.

     The most recent completed regulatory examination for Central Reserve was performed as of December 31, 1995, and for Provident American Life and Health and Continental General, the examinations were performed as of December 31, 1997, and for United Benefit Life, the examination was performed as of June 30, 1997. We strive to maintain compliance in all material respects with the various federal and state regulations applicable to our current operations.

     Many states have also enacted insurance holding company laws, which require registration and periodic reporting by insurance companies controlled by other corporations. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the controlled insurer and prior notice to, or approval by, the applicable regulator of intercorporate transfers of assets and other transactions, including payments of dividends in excess of specified amounts by the controlled insurer, within the holding company system. Such laws often also require the prior approval for the acquisition of a significant direct or indirect ownership interest (for example, 10% or more) in an insurance company. Our insurance subsidiaries are subject to these laws and we believe they are in compliance in all material respects with all-applicable insurance holding company laws and regulations.

     Healthcare Regulation. Government regulation of the healthcare industry also affects the manner in which we conduct our business. During 1996, Congress passed and the President signed into law the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and additional federal mandates concerning mental health parity and maternity stays. Among other things, HIPAA:

     - addresses group and individual market reforms increasing the transferability of health insurance;

     - permits medical savings accounts on a trial basis; and

     - increases the deductibility of health insurance for self-employed persons.

In addition, many states, including states in which we do business, have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, such as requirements with respect to maternity stays, waiting period restrictions on pre-existing conditions, credit for certain prior coverage, and limitations on rate increases and guaranteed renewability for small group employer plans and policies for individuals.

     In addition, some jurisdictions have enacted small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group businesses. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating, and industry class rating and limit the amount of rate increases from year to year. Our operations also may be subject to PPO or managed care laws and regulations in certain states. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting, and reporting requirements that vary from state to state.

     Congress and various states are considering some form of the "Patients' Bill of Rights." This legislation, if enacted, is designed to provide consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate HMOs, it will affect all facets of the nation's healthcare delivery system, including medical providers, PPOs, EPOs, community-based healthcare organizations, and indemnity insurance plans. The pending federal legislation will provide for expansion of access to care, establishment of quality assurance programs and quality analysis of providers, collection of standardized data on provider performance and patient outcomes, and establishment of a federal Health Care Quality Advisory Board. These changes are expected to result in higher total medical costs, which could encourage more partnerships and associations between medical providers and insurers to control costs, more community-based health organizations, establishment and adherence to medical practice guidelines and greater use of higher deductibles to lower insurance costs and reduce administrative expenses of smaller claims.

     Recently, the Clinton Administration proposed expanding the federal Medicare program to include coverage for drug purchases. The sale of Medicare supplement policies by Continental General is not driven by the drug coverage afforded by such policies. Most of the Medicare Supplement policies sold by Continental General do not include prescription drug coverage. The impact of this proposed Medicare change is not known at present since details of the proposed changes are not yet finalized.

     Increasingly, states are considering various healthcare reform measures and are adopting laws or regulations, which may limit our operations and our ability to control which providers are part of our networks and may hinder our ability to effectively manage utilization and costs. We are unable to predict what reforms, if any, may be enacted or how these reforms would affect our business.

EMPLOYEES

     We had approximately 900 employees at December 31, 1999. We consider our employee relations to be good. Our approximately 60,000 agents are independent contractors and not employees.

ITEM 2.   PROPERTIES

     We own our headquarters building in Cleveland, Ohio, which consists of 121,625 square feet. Our headquarters are also occupied by Central Reserve. At December 31, 1999, the outstanding principal balance of the mortgage note on the building was approximately $8.2 million. Continental General owns and occupies a building in Omaha, Nebraska, which consists of approximately 61,400 square feet. United Benefit Life owns two buildings in Fort Worth, Texas, which consist of approximately 210,000 square feet. The buildings owned by United Benefit Life are for sale, and we do not expect any material gain or loss upon completion of the sale.

ITEM 3.   LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to the business, neither Ceres nor any of our subsidiaries is party to any material pending legal proceeding nor is any of their property the subject thereof.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

OUR EXECUTIVE OFFICERS

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, our current executive officers are as follows:

               NAME                  AGE            PRINCIPAL POSITION             OFFICER SINCE
               ----                  ---            ------------------             -------------
Peter W. Nauert....................  56     Chairman of the Board, President           1998
                                            and Chief Executive Officer
Bruce Henry........................  41     Chief Sales Officer                        1999
Billy B. Hill, Jr..................  48     General Counsel                            1998
Glen A. Laffoon....................  60     Executive Vice President of Ceres          1974
                                            and President and Chief Executive
                                            Officer of Central Reserve
Charles E. Miller, Jr..............  49     Executive Vice President, Chief            1998
                                            Financial Officer and Treasurer
Anthony J. Pino....................  52     Executive Vice President                   1999

     MR. NAUERT has been the President, Chief Executive Officer and a director of Ceres since July 3, 1998 and Chairman of the Board since June 10, 1999. Mr. Nauert is also the principal investor in Strategic Acquisition Partners, LLC. Mr. Nauert served as Chief Executive Officer of Pioneer Financial Services, Inc. from 1982 to 1997, and as Chairman from 1988 to 1997. Mr. Nauert had been employed in an executive capacity by one or more of the insurance subsidiaries of Pioneer Financial Services from 1968 to 1997.

     MR. HENRY has been the Chief Sales Officer of Ceres since joining Ceres in July 1998. From 1996 to 1998, Mr. Henry was National Sales Director for Design Benefit Plans, a marketing subsidiary of Pioneer Financial Services. Prior to 1996, Mr. Henry was a top producing regional sales manager for a subsidiary of Pioneer Financial Services.

     MR. HILL has served as a consultant to Ceres, with the title of General Counsel, since July 3, 1998. He is a principal in the law firm of Hill & Reagan, Dallas, Texas. Mr. Hill is an investor in Strategic Acquisition Partners. Mr. Hill also served as General Counsel of Pioneer Financial Services from January 1996 to August 1997.

     MR. LAFFOON has served as an officer of Ceres since 1991 and of Central Reserve since 1974 and has held various positions in both companies. Since July 1998, he has served as Executive Vice President of Ceres and since December 1998, he has also served as Assistant Secretary. Since June 1998, Mr. Laffoon has served as President and Chief Executive Officer of Central Reserve.

     MR. MILLER has served as Executive Vice President and Chief Financial Officer of Ceres since October 1998 and as Treasurer since June 30, 1999. From 1996 to 1998, he was a principal and President of Wellington Partners, Inc., an insurance acquisition company. Mr. Miller was also a consultant to Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. Before 1996, Mr. Miller was Executive Vice President, Chief Financial Officer and a director of Harcourt General Insurance Companies.

     MR. PINO has served as Executive Vice President of Ceres since February 2000 and was Senior Vice President of Ceres from August 1999 to February 2000. From June to August 1999, he was a consultant to Ceres. From 1996 to 1999, Mr. Pino was President of National Health Services, Inc., a managed care subsidiary of United Payors & United Providers, an intermediary between health care payors and health care providers. From 1991 to 1996, Mr. Pino was Executive Vice President of Pioneer Financial Services, Inc. and President of National Group Life Insurance Company, a subsidiary of Pioneer.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     (a) Our common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol CERG since December 1998 and under the symbol CRLC prior to that. The following table shows the representative high and low closing prices of our common stock for the quarters listed. These prices were taken from the Nasdaq monthly statistical reports.

                                                    HIGH      LOW     DIVIDENDS
                                                   ------    -----    ---------
1999
     First Quarter.............................    $11.50    $8.25       -0-
     Second Quarter............................     11.00     8.50       -0-
     Third Quarter.............................     10.38     6.25       -0-
     Fourth Quarter............................      8.31     5.94       -0-

1998
     First Quarter.............................    $ 8.50    $4.81       -0-
     Second Quarter............................     8.125     6.38       -0-
     Third Quarter.............................      9.00     5.81       -0-
     Fourth Quarter............................     11.38     6.75       -0-

     (b) As of March 17, 2000, there were 1,551 record holders of our common stock.

     (c) We have not paid any cash dividends in the past two years as indicated in the table above.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2000, Central Reserve and United Benefit Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficit at December 31, 1999. In addition, in 2000, Provident American Life and Health cannot pay any dividends without the prior approval of the Pennsylvania Insurance Commissioner as a result of its statutory deficit at December 31, 1999. Continental General can pay approximately $3.4 million in dividends in 2000, without the prior approval of the Nebraska Insurance Commissioner. However, by agreement with the State of Nebraska Department of Insurance on February 17, 1999, we agreed that Continental General would not pay dividends to Ceres for 18 months without approval. In addition, our Credit Agreement with The Chase Manhattan Bank, dated February 17, 1999, contains financial and other covenants with respect to Ceres that, among other matters, prohibits the payment of cash dividends on our common stock, except upon compliance with certain conditions.

     (d) On November 8, 1999, we issued 16,667 shares of common stock to Billy
B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. These shares were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     On August 17, 1999, we issued 52,227 shares of common stock to Val Rajic, our former Executive Vice President, upon the cashless exercise of his warrants to purchase 100,000 shares of common stock at $6.00 per share and warrants to purchase 50,000 shares of common stock at $5.50 per share. The issuance of the warrants and the common stock upon exercise of the warrants was exempt from registration in accordance with Section 4(2) of the Securities Act and exemptions available under applicable state securities laws.

ITEM 6.   SELECTED FINANCIAL DATA

                                      1999(1)       1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
FOR THE YEAR:
Premiums (net of reinsurance).......  $327,746    $154,188    $249,707    $258,175    $233,169
Net investment income...............    21,362       7,454       6,528       6,701       6,454
Net realized gains..................       107         211         146           9         149
Other income........................    17,410       7,694       9,152          --          37
Amortization of deferred reinsurance
  gain..............................     5,468         600          --          --          --
                                      --------    --------    --------    --------    --------
Total revenues......................  $372,093    $170,147    $265,533    $264,885    $239,809
                                      ========    ========    ========    ========    ========
Income (loss) before federal income
  taxes.............................  $ 18,006    $ (2,769)   $(21,089)   $(12,134)   $  5,947
Federal income tax expense
  (benefit).........................     6,302       1,067        (133)     (2,846)      1,443
                                      --------    --------    --------    --------    --------
Net income (loss)...................  $ 11,704    $ (3,836)   $(20,956)   $ (9,288)   $  4,504
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per
  share(2)..........................  $   0.88    $  (0.49)   $  (5.01)   $  (2.29)   $   1.12
Diluted earnings (loss) per
  share(2)..........................      0.77       (0.49)(3)    (5.01)(3)    (2.29)(3)     1.07
Cash dividends per share............        --          --          --        0.52        0.48
AT YEAR END:
Investments.........................  $309,952    $ 89,826    $ 79,957    $ 79,613    $ 81,933
Reinsurance receivable..............   263,289      41,417      26,216         312         210
Total assets........................   717,868     180,233     135,804     119,389     117,329
Long-term debt......................    48,157       8,284       8,399       8,504       8,599
Note payable........................        --          --      20,000          --          --
Future policy benefits and claims
  payable...........................   538,732      97,113      81,090      76,651      65,317
Retained earnings (accumulated
  deficit)..........................     2,549      (9,155)     (5,319)     15,637      27,030
Shareholders' equity................    44,661      35,836(4)    1,512      21,468      33,301
Equity per share:
  After accumulated other
     comprehensive income (loss)....      3.26        3.12(4)     0.36        5.18        8.25
  Before accumulated other
     comprehensive income (loss)....      4.59        3.02(4)     0.21        5.24        8.06

---------------

(1) In February 1999, we acquired Continental General Corporation for $84.5 million, funded in part by $40 million of long term debt and $15.0 million in private placement of 2,000,000 shares of our common stock at $7.50 per share. Operations of Continental General from the effective date of acquisition are included in our results.

(2) Earnings per share amounts for 1997 have been restated to comply with Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

(3) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(4) In July 1998, we issued and sold 7,300,000 shares of common stock at $5.50 per share for an aggregate purchase price of approximately $40.2 million.

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

OVERVIEW

     We provide a broad spectrum of health and life insurance, medical cost management and specialty products and services to more than 525,000 insureds. We actively distribute our products on a national basis through approximately 60,000 independent licensed agents and through various e-commerce platforms to individuals, small businesses and the senior market. For our subsidiaries and the blocks of business we acquire, we focus on reducing medical costs and underwriting risks and increasing fee-based revenue. As a result, our medical loss ratio for the year ended December 31, 1999 declined to 70.1% from 75.8% for 1998.

     In 1996 and 1997, Central Reserve, our then-principal subsidiary, experienced substantial losses incurred in connection with newly-issued group health insurance policies, greater than anticipated utilization, new state and federal mandates and reductions in profitability arising out of industry-wide pricing competition. In June 1997, in order to address the continued decline in Central Reserve's surplus, we borrowed $5.2 million from Huntington National Bank, $5.0 million of which was contributed to the surplus of Central Reserve.

     In December 1997, Central Reserve entered into a reinsurance treaty with Hannover in which Central Reserve transferred to Hannover $24.5 million of reserve liability. In return for Hannover's reinsurance of this liability, Central Reserve transferred $14.5 million in assets to Hannover. The reinsurance treaty, which is on a 50/50 quota-share basis, provided Central Reserve with a $10.0 million initial ceding allowance, which increased Central Reserve's statutory surplus. The treaty provides for repayment of the initial ceding allowance plus interest out of statutory profits, if any, of the reinsured business. The combination of a $14.0 million surplus note which was invested in Central Reserve in connection with a $20.0 million bridge loan arranged by Strategic Acquisition Partners, LLC and the $10.0 million ceding allowance provided an additional $24.0 million to the statutory capital and surplus of Central Reserve, increasing statutory levels in excess of regulatory risk-based capital requirements and alleviating the regulatory concerns that were created in 1996 and continued in 1997.

     Since January 1, 1998, we

     - began executing a new business plan designed to expand our distribution systems, lower medical claim costs, reduce underwriting risks, consolidate administrative functions, increase fee-based revenue and acquire complementary businesses;

     - underwent a change in control;

     - completed a private placement of our common stock in July 1998 in which we issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share for an aggregate purchase price of approximately $40.2 million;

     - entered into an agreement with United Benefit Life as of August 1, 1998 to reinsure 100% of the major medical policies of United Benefit Life, covering approximately 100,000 members with estimated annual premiums of $100.0 million;

     - acquired Provident American Life and Health from Provident American Corporation on December 31, 1998 for $5.5 million in cash;

     - acquired Continental General Corporation and Continental General Insurance Company from The Western and Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million in cash;

     - completed a private placement of common stock in February 1999 to provide funds for the Continental General acquisition, in which 2,000,000 shares of common stock were issued and sold at $7.50 per share;

     - entered into a $40.0 million credit facility to finance the Continental General acquisition; and

     - acquired United Benefit Life in July 1999 through foreclosure.

     Year-to-year financial results must be viewed in light of the change in control, reinsurance, acquisitions and changes to our equity and debt. The acquisitions of Provident American Life and Health and Continental General had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and Health for the entire period.

RECENT EVENTS

     On October 7, 1999, we announced a definitive agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. In addition, we expect that Continental General will sell specialty senior medical insurance products through the independent agent distribution systems of selected Unitrin insurance subsidiaries. Pyramid, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life products. Pyramid, on a statutory basis, had assets of approximately $120.0 million, capital and surplus of approximately $43.0 million at December 31, 1999, and 1999 revenue of $72.0 million. Pyramid markets senior insurance products through 2,500 independent agents in 40 states.

     The acquisition, subject to regulatory approvals and other customary terms and conditions, is expected to be completed in the second quarter of 2000. At completion, Pyramid will be a wholly-owned subsidiary. The $67.5 million purchase price is expected to be financed through private equity offerings, an increase in our existing line of credit and a special dividend from Pyramid. We have not yet completed the private equity offerings or the amendment to our existing line of credit, and we cannot guarantee that the acquisition of Pyramid will be completed.

RESULTS OF OPERATIONS

  1999 Compared to 1998

     For the year ended December 31, 1999, total net premiums were $327.7 million, an increase of 112.6%, from $154.2 million for 1998. Medical premiums for 1999 were $251.9 million compared to $143.1 million for 1998, an increase of 76.1%. The increase in medical premiums was the result of $49.4 million attributable to Provident American Life and Health and Continental General, $22.6 million reinsurance assumed, and $36.8 million from rate increases and new business, net of lapses, at Central Reserve. Specialty and other premiums were $75.9 million for 1999 compared to $11.1 million for 1998, an increase of 582.0%. The increase in specialty and other premiums was primarily the result of $63.3 million attributable to Continental General and Provident American Life and Health.

     Net investment income increased to $21.4 million for 1999 from $7.5 million for 1998, an increase of 186.6%. Continental General accounted for $14.4 million of the increase. Central Reserve's net investment income decreased approximately $1.8 million during the year from 1998. The decrease was directly related to the decrease in invested assets from $84.7 million at December 31, 1998, to $67.2 million at December 31, 1999. The decrease in invested assets was primarily a result of acquiring Provident American Life and Health, and payment of claims under the United Benefit Life reinsurance agreement.

     Fee and other income increased to $17.4 million for 1999 compared to $7.7 million for 1998, an increase of 126.3%. This increase was primarily attributed to $4.0 million in administrative fees for business reinsured through Provident American Life and Health and United Benefit Life. The balance represents association fees and a partial recovery of $1.6 million from the fraud committed in connection with claims administration at United Benefit Life. The amortization of deferred reinsurance gain of $5.5 million for 1999 represents the recognition of the ceding commission allowances received on our reinsurance agreements. The unamortized amount of $20.9 million at December 31, 1999 is accounted for as a deferred reinsurance gain on the consolidated balance sheet.

     Total benefits, claims and settlement expenses increased to $233.1 million for 1999 compared to $116.1 million for 1998, an increase of 100.8%. Provident American Life and Health and Continental General accounted for $78.7 million of the total increase of $117.0 million. The remaining $38.3 million is primarily attributable to Central Reserve's portion of the increase in benefits at United Benefit Life, reflecting 12 months of operational activity in 1999 compared to five months in 1998. Medical benefits, claims, losses and settlement expenses were $176.5 million for 1999 compared to $108.4 million for 1998, an increase of 62.8%. The medical loss ratio was 70.1% for the year ended December 31, 1999 compared to 75.8% for 1998. Cost reduction and benefit program modifications implemented beginning in 1998, such as rate increases, improved underwriting, enhanced claim procedures, and medical cost management techniques, in addition to reduced loss ratios on increased new sales, led to the reduction in the medical loss ratio. Specialty and other benefits, claims, losses and settlement expenses were $56.6 million for 1999 compared to $7.6 million for 1998, an increase of 642.4%. The specialty benefit ratio was 74.6% for 1999 compared to 68.5% for 1998. The increase is primarily attributable to the inclusion of Continental General's Medicare supplement business and interest sensitive life and annuity benefits and reserves, which traditionally support a higher benefit ratio, in addition to adverse claims of Continental General's long-term care business.

     Selling, general and administrative expenses increased to $137.9 million in 1999 compared to $54.4 million in 1998, an increase of 153.7%. Of this amount, agent commissions in 1999 were $85.1 million compared to $36.9 million in 1998. Included in the 1999 commissions is $44.3 million for Provident American Life and Health and Continental General. The remaining increase represents the increase in commissions for Central Reserve due to higher commission rates that were paid on the increase in new business sold in 1999. Other expenses, consisting of employee salaries and benefits, taxes, licenses and fees, and administrative expenses, increased to $99.8 million for 1999 compared to $44.6 in 1998. Continental General accounted for $32.8 million of the $55.2 million increase. We also incurred costs of $9.7 million for the operations of Provident American Life and Health in 1999. Central Reserve accounted for approximately $8.3 million of the increase consisting of $6.0 million for increased costs of administration, information systems services, and medical cost management and $2.3 million for personnel and premium tax costs related to the increase in sales. The balance of $4.4 million represents the increased expenses in 1999 over 1998 for Ceres, including $2.7 million for employee contracts, severance and other expenses, $1.3 million for bonuses and professional fees, and a one time charge of $0.4 million for professional services in connection with the postponement of a secondary public offering of our common stock.

     As a percentage of revenues, selling, general and administrative expenses increased to 37.1% in 1999 compared to 31.9% in 1998, primarily as a result of higher commission payments as a result of increased new business, hiring additional employees, consulting support, acquisitions, product development to help support our increased growth, and actions necessary to complete Year 2000 compliance conversions.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $21.9 million for 1999 compared to a net amortization of $0.6 million for 1998. Continental General and Provident American Life and Health account for $13.5 million of the deferral. The deferral of first year excess expenses associated with the significant increase in sales of new products written by Central Reserve and United Benefit Life accounted for the remaining balance.

     Amortization of goodwill of $1.0 million relates to the February 1999 acquisition of Continental General and the December 1998 acquisition of Provident American Life and Health. The goodwill asset of $22.8 million as of December 31, 1999 consists of a balance of $20.8 for Continental General being amortized over 25 years, and $2.0 for Provident American Life and Health being amortized over 15 years.

     Interest expense and financing costs increased to $3.9 million in 1999 compared to $1.8 million in 1998 as a result of the interest expense on the $40.0 million loan under our credit facility, which began to accrue on February 17, 1999, the closing date of the purchase of Continental General.

     A provision for federal income taxes of $6.3 million, or 35% of income before federal taxes of $18.0 million, was established for the year ended December 31, 1999.

     Net income for the year ended December 31, 1999 was $11.7 million, or $0.88 basic earnings per share and $0.77 diluted earnings per share, compared to a net loss of $3.8 million, or $0.49 loss per share on both a basic and diluted basis, for 1998.

  1998 compared to 1997

     Total net premiums in 1998 decreased 38.3% to $154.2 million from $249.7 million in 1997 primarily as a result of the 50% reinsurance treaty with Hannover. Medical premiums for 1998 were $143.1 million compared to $235.1 million in 1997, a decrease of 39.2%. The decrease in net medical premiums was primarily the result of the reinsurance agreement with Hannover. Specialty and other premiums were $11.1 million for 1998 compared to $14.6 million in 1997, a decrease of 23.7%. The decrease in specialty and other premiums was the result of reinsurance with Hannover.

     Premiums assumed represents Central Reserve's 100% portion of a block of group health business under a reinsurance agreement entered into in August 1998 with United Benefit Life for major medical policies in effect prior to August 1, 1998. The reinsurance ceded to Hannover for United Benefit Life represents 80% of the above-mentioned block (Central Reserve's final retention is 20%) plus 50% of Central Reserve's group health business in force at December 31, 1997. The agreement also provides that Central Reserve will reinsure 100% of all major medical policies written by United Benefit Life from and after August 1, 1998. Central Reserve ceded 50% of the policies that it assumed and were written by United Benefit Life from and after August 1, 1998 to Hannover.

     Net investment income increased to $7.5 million, or 14.2%, in 1998 from $6.5 million in 1997. The primary reason for the increase was the interest earned on funds received in July 1998 from the equity transaction.

     Fee and other income for 1998 was $7.7 million, compared to $9.2 million for 1997, a decrease of 15.9%. Fee and other income in 1998 consisted of fees for Central Reserve servicing the United Benefit Life premiums assumed and administrative and association fees. The decrease was the result of the cession to Hannover. The amortization of deferred reinsurance gain represented Central Reserve's portion of the $20.0 million ceding commission paid by Hannover for the United Benefit Life block of group health policies in August 1998.

     Total benefits, claims, losses and settlement expenses were $116.1 million for 1998 compared to $210.8 million for 1997, a decrease of 44.9%. The decrease in 1998 was due to Central Reserve's reinsurance agreements. Medical benefits, claims, losses and settlement expenses were $108.4 million for 1998 compared to $198.7 million for 1997, a decrease of 45.4%. The medical loss ratio was 75.8% for 1998 compared to 84.5% for 1997. The lower loss ratio of 75.8% for 1998 is a combination of reinsurance ceded, rate renewal actions and medical cost management programs and benefits changes. Specialty and other benefits, claims, losses and settlement expenses were $7.6 million for 1998 compared to $12.1 million for 1997, a decrease of 36.9% resulting from the amount of business ceded.

     Selling, general and administrative expenses were lower in 1998 compared to 1997 because of the reinsurance allowances, as indicated in Note J to the consolidated financial statements. Before reinsurance expenses and allowances, commissions were $36.9 million, up 3.7% from $35.5 million in 1997, primarily due to an increase in new business and commission rates. Salaries and benefits in 1998 were $15.7 million, a decrease of 13.2%, from $18.1 million in 1997 due to the reduction in staff during the first half of the year and the discontinuance of Central Reserve's contribution to the pension plan. Other operating expenses increased to $22.5 million, up 52.1% from $14.8 million in 1997. The major reason for the increase was the cost of outsourcing our computer operations for approximately $5.0 million, including Year 2000 compliance costs, a provision of approximately $1.5 million taken in connection with a United Benefit Life note receivable, and a $1.5 million expense related to a fraud committed in connection with claims administration at the United Benefit Life facility.

     The $0.6 million net amortization and change in deferral of acquisition costs and value of business acquired in 1998 was primarily the amortization of Central Reserve's portion of the ceding commission paid for the United Benefit Life block of group health policies.

     Interest expense and financing costs increased to $1.8 million, or 70.8%, from $1.1 million in 1997. The increase was due primarily to the increase in interest from the $20 million bridge loan incurred in December 1997. The bridge loan was paid in full in July 1998 from the $40.2 million equity transaction.

     The net loss for 1998 was $3.8 million, or $0.49 per share, compared to a net loss of $21.0 million, or $5.01 per share, for 1997. Although benefits, claims, losses, and settlement expenses were reduced as a result of the reinsurance agreements, Central Reserve implemented certain policy benefit and managed care changes along with premium rate increases, which also contributed to the reduced loss ratio.

     Although we reported a loss for 1998, a provision for federal income taxes of $1.1 million was required principally due to the tax treatment related to the reinsurance transactions effective in 1998. For further information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory tax rates, see Note H of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. The major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due. The primary sources of cash are premiums, investment income and reimbursements from reinsurers. Payments consist of current claim payments to insureds, managed care expenses, and operating expenses such as salaries, employee benefits, commissions, taxes and interests on debts.

     Assets of $310.0 million, or 43.2% of the total assets, are in investments at December 31, 1999. Fixed maturities are our primary investment and were $301.0 million, or 97.1% of total investments, at December 31, 1999. Other investments consist of surplus notes, policy loans and mortgage loans. We are carrying all of our fixed maturities at estimated fair value (available for sale) at December 31, 1999.

     We hold few high-yield type securities, with nearly 100% of our bonds being investment grade quality. In addition to the fixed maturities, we also had $42.9 million in cash and cash equivalents, and a $10.0 million line of credit with a major bank at December 31, 1999. There was no amount outstanding on the line of credit at December 31, 1999.

     The total reinsurable receivable was $263.3 million at December 31, 1999. Of this amount, $253.1 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Most all of these reserves are held by Hannover, supported by investment grade securities.

     Assets increased 298.3% to $717.9 million at December 31, 1999 from $180.2 million at December 31, 1998. The increase was primarily due to the acquisition of Continental General, which had assets of $504.4 million at December 31, 1999, with the remaining increase attributable to the acquisition of Provident American Life and Health and United Benefit Life. These increases were, in part, offset by a related increase in liabilities of $528.8 million during the period to $673.2 million. Continental General's liabilities were $447.1 million and Provident American Life and Health's and United Benefit Life's were $27.4 million at December 31, 1999.

     The total policy liabilities and accruals (reserves) were 80.0% of the total liabilities at December 31, 1999, compared to 67.3% at December 31, 1998. Continental General accounted for 75.7% of the reserves at December 31, 1999. Continental General's reserves were 80.9% of its total liabilities at December 31, 1999, accounting for the increase. This is a result of Continental General's life insurance and annuity reserves comprising a significant portion of its total liabilities.

     To provide funds for the acquisition of Continental General, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, the first principal payment of $3.0 million was paid February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether we select a "Base Rate Loan" or a "Eurodollar Loan." Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 1/2 of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At December 31, 1999, the interest rate was 9.41%. The credit agreement also provides for a $10.0 million line of credit, which bears interest at the same rate as the $40.0 million loan. A commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit is charged to Ceres under the credit agreement.

     The credit agreement contains financial and other covenants that, among other matters: (1) prohibit the payment of cash dividends on our shares of common stock, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that we at a minimum maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.50 to 1.00 through December 31, 1999, 0.45 to 1.00 thereafter through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, and 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated EBITDA to consolidated interest expense) of 2.0 to 1 through December 31, 1999, 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125.0%, and (d) consolidated net worth of $35.0 million through December 31,1999, $40.0 million thereafter through December 31, 2000, $50.0 million thereafter through December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter. In addition, we pledged the common stock of Continental General, Central Reserve, Provident American Life and Health and other insignificant subsidiaries as security for the credit agreement. At December 31, 1999, we were in compliance with the covenants contained in the credit agreement.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements. We are seeking to raise $27.5 million in private equity to finance the acquisition of Pyramid and will also borrow $15.0 million in additional funds from Chase and the other lending banks through an increase in our line of credit. We have not yet completed the private equity offerings or the amendment to our existing line of credit. If we are unable to do so, we may not be able to complete the acquisition of Pyramid. If additional funds are required for long-term growth, we believe that these funds could be obtained through equity or debt offerings as market conditions permit or dictate. We may not be able to obtain any additional financing on terms that are favorable to us.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 1999, we had a tax net operating loss (NOL) carryforward of approximately $16.9 million for federal income tax purposes which expires through 2012. Future changes in ownership, as defined in Section 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. We determine a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance of $14.7 million and $9.0 million established at December 31, 1999 and 1998, respectively, estimates were made as to the potential financial impact on us of recent NOLs and our financial condition in 1997. We believe that we will generate sufficient future taxable income to realize the $1.8 million net deferred tax asset prior to the expiration of any NOLs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical which includes comprehensive major medical plans, specialty and other which includes Medicare supplement, long-term care, dental, life insurance and annuities, and corporate and other which consists of primarily interest income and interest expense. The following tables present the revenues, expenses and profit (loss), before federal income taxes, on a GAAP basis for the last three years attributable to our industry segments for Central Reserve through 1998 and for all of our subsidiaries in 1999, with the exception of 11 months for Continental General. We do not separately allocate investment assets or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Medical
  Revenues
       Net premiums................................  $251,876    $143,064    $235,129
       Investment income, realized gains...........     6,985       5,682       4,860
       Fee and other income........................    21,307       8,294       9,152
                                                     --------    --------    --------
                                                      280,168     157,040     249,141
                                                     --------    --------    --------
  Expenses
       Benefits and claims.........................   176,531     108,439     198,704
       Other operating expenses....................    93,963      49,143      69,210
                                                     --------    --------    --------
                                                      270,494     157,582     267,914
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $  9,674    $   (542)   $(18,773)
                                                     ========    ========    ========
Specialty and other
  Revenues
       Net premiums................................  $ 75,870    $ 11,124    $ 14,578
       Investment income, realized gains...........    14,233       1,498       1,621
       Fee and other income........................     1,364          --          --
                                                     --------    --------    --------
                                                       91,467      12,622      16,199
                                                     --------    --------    --------
  Expenses
       Benefits and claims.........................    56,572       7,620      12,072
       Other operating expenses....................    18,164       3,986       4,931
                                                     --------    --------    --------
                                                       74,736      11,606      17,003
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $ 16,731    $  1,016    $   (804)
                                                     ========    ========    ========
Corporate and other
  Revenues
       Investment income...........................  $    251    $    485    $    193
       Fee and other income........................       207          --          --
                                                     --------    --------    --------
                                                          458         485         193
                                                     --------    --------    --------
  Expenses
       Interest and financing expenses.............     3,902       1,842       1,078
       Other operating expenses....................     4,955       1,886         627
                                                     --------    --------    --------
                                                        8,857       3,728       1,705
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $ (8,399)   $ (3,243)   $ (1,512)
                                                     ========    ========    ========
Income (loss) before federal income taxes..........  $ 18,006    $ (2,769)   $(21,089)
                                                     ========    ========    ========

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing life and accident and health insurers and how we mitigate those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing our exposure to any single product of non-Federal jurisdiction, and also by employing underwriting practices which identify and minimize the adverse impact of this risk.

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products which include: benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and/or qualitative methods to set such pricing levels.

     Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss.

     We also have long-term debt that bears interest at variable rates; therefore our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

IMPACT OF INFLATION

     Inflation rates impact our financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating health care costs. The Office of Personnel Management reported the costs of prescription drugs increased by 22% in 1998. While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately. We will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, there can be no assurance that these efforts by us will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

FORWARD-LOOKING STATEMENTS

     This report contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. The forward-looking statements relate to our plans and objectives for future operations. In addition to statements, which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by Ceres or any other person that our objectives or plans will be achieved.

     Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the failure to successfully integrate the businesses of Continental General, Provident American Life and Health and United Benefit Life into Ceres, including the failure to achieve cost savings;

     - the failure to complete the acquisition of Pyramid or if the acquisition is completed, the failure to successfully integrate the operations of Pyramid into those of Ceres, including the failure to achieve cost savings;

     - any further shortfall in the assets or reserves of United Benefit Life, or the commissions due to Insurance Advisors, which were foreclosed upon on July 21, 1999;

     - rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs;

     - business conditions and competition in the healthcare industry;

     - developments in healthcare reform and other regulatory issues;

     - changes in laws and regulations affecting our business;

     - adverse changes in interest rates;

     - unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims;

     - our ability to develop, distribute and administer competitive products and services in a timely, cost-effective manner;

     - our visibility in the marketplace and our financial and claims paying ratings;

     - the costs of defending litigation and the risk of unanticipated material adverse outcomes in such litigation;

     - the performance of others on whom we rely for reinsurance, particularly Hannover upon whom we rely for most of our reinsurance;

     - the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

     - changes in accounting and reporting practices;

     - the effect of any future acquisitions;

     - the failure to comply with financial and other covenants in our loan agreements; and

     - our ability to obtain additional debt or equity financing on terms favorable to us to facilitate long-term growth.

     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this report, including the risks detailed under "Market Risk and Management Policies." We undertake no obligation to update forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement

No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which is required to be adopted for all fiscal quarters of all fiscal years beginning June 15, 2000. We expect to adopt the new statement effective January 1, 2001. This statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We anticipate that the adoption of this statement will not have a significant effect on our results of operations or financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk and Management Policies" section under Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                                ----
Independent Auditors' Reports...............................     33

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     35
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................     36
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............     37
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     38
Notes to Consolidated Financial Statements for the years
  ended December 31, 1999, 1998, and 1997...................     39

FINANCIAL STATEMENT SCHEDULES
Schedule  II -- Condensed Financial Information of
  Registrant -- Ceres Group, Inc. (Parent Only).............     64
Schedule III -- Supplementary Insurance Information.........     67
Schedule IV -- Reinsurance..................................     68

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. We have also audited the information presented in the supplemental schedules for the years ended December 31, 1999 and 1998. These consolidated financial statements and supplemental schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceres Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related supplemental schedules for the years ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP

Cleveland, Ohio
March 27, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Ceres Group, Inc (formerly Central Reserve Life Corporation):

     We have audited the accompanying consolidated statements of operations, retained earnings, and cash flows of Central Reserve Life Corporation and subsidiaries for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as of and for the year ended December 31, 1997 as listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Central Reserve Life Corporation and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has suffered substantial losses from operations in 1997 that resulted in a significantly reduced net capital position. The Company has entered into an Amended and Restated Stock Purchase Agreement to issue and sell 7,300,000 Common Shares and warrants to purchase an additional 3,650,000 Common Shares at an exercise price of $5.50 per share for an aggregate purchase price of $40,150,000. The closing of the Amended and Restated Stock Purchase Agreement is subject to shareholder approval and regulatory approvals. In December 1997, the Company obtained an interim loan of $20 million and that loan is due June 30, 1998. Should the Amended and Restated Stock Purchase Agreement not be completed before June 30, 1998, and due to regulatory limitations on the Company's ability to receive dividends from its insurance subsidiary, the Company, absent some alternative capital resource, will not have the ability to repay the interim loan. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in Note C to the consolidated financial statements. The accompanying consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

Columbus, Ohio                                                          KPMG LLP
February 20, 1998, except for Notes B and C, as to which the date is March 30, 1998.

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                1999        1998
                                                              --------    --------
ASSETS
Investments
  Fixed maturities--Note E
     Available-for-sale, at fair value......................  $300,986    $ 80,832
     Held-to-maturity, at amortized cost....................        --       8,900
                                                              --------    --------
          Total fixed maturities............................   300,986      89,732
  Surplus notes.............................................     5,043          --
  Policy and mortgage loans.................................     3,923          94
                                                              --------    --------
          Total investments.................................   309,952      89,826
Cash and cash equivalents--Note E...........................    42,921      19,376
Accrued investment income...................................     5,234       1,343
Premiums receivable.........................................     4,905       2,204
Note receivable--Note J.....................................        --       7,368
Reinsurance receivable--Note J..............................   263,289      41,417
Property held for sale--Note F..............................     2,177          --
Property and equipment, net--Note G.........................    15,091      10,062
Deferred federal income taxes--Note H.......................     1,792       1,409
Deferred acquisition costs..................................    26,650       3,810
Value of business acquired..................................    16,731          --
Goodwill....................................................    22,857          --
Other assets................................................     6,269       3,418
                                                              --------    --------
          Total assets......................................  $717,868    $180,233
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accrual
  Future policy benefits, losses and claims.................  $357,149    $ 20,694
  Unearned premiums.........................................    32,045       2,024
  Other policy claims and benefits payable--Note I..........   149,538      74,395
                                                              --------    --------
                                                               538,732      97,113
Deferred reinsurance gain--Note J...........................    20,932      13,400
Other policyholders' funds..................................    22,365       8,846
Federal income taxes payable--Note H........................     1,449       1,106
Long-term debt--Note L......................................    48,157       8,284
Other liabilities...........................................    41,572      15,648
                                                              --------    --------
          Total liabilities.................................   673,207     144,397
Shareholders' equity
  Non-voting preferred shares, $.001 par value, 2,000,000
     shares authorized, none issued--Note N.................        --          --
  Common shares, $.001 par value, authorized 30,000,000
     shares, issued and outstanding 13,706,726 in 1999 and
     11,495,172 in 1998.....................................        14          12
  Additional paid-in capital................................    60,290      43,883
  Retained earnings (deficit)...............................     2,549      (9,155)
  Accumulated other comprehensive (loss) income.............   (18,192)      1,096
                                                              --------    --------
          Total shareholders' equity........................    44,661      35,836
                                                              --------    --------
          Total liabilities and shareholders' equity........  $717,868    $180,233
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              1999        1998        1997
                                                            --------    --------    --------
REVENUES
Premiums, net--Note J
  Medical.................................................  $251,876    $143,064    $235,129
  Specialty and other.....................................    75,870      11,124      14,578
                                                            --------    --------    --------
          Total premiums, net.............................   327,746     154,188     249,707
Net investment income--Note E.............................    21,362       7,454       6,528
Net realized gains--Note E................................       107         211         146
Fee and other income......................................    17,410       7,694       9,152
Amortization of deferred reinsurance gain--Note J.........     5,468         600          --
                                                            --------    --------    --------
                                                             372,093     170,147     265,533
                                                            --------    --------    --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses--Note J
  Medical.................................................   176,531     108,439     198,704
  Specialty and other.....................................    56,572       7,620      12,072
                                                            --------    --------    --------
          Total benefits, claims, losses and settlement
            expenses......................................   233,103     116,059     210,776
Selling, general and administrative expenses--Note J......   137,932      54,368      74,764
Net amortization and change in deferral of acquisition
  costs and value of business acquired--Note A............   (21,892)        647           4
Amortization of goodwill..................................     1,042          --          --
Interest expense and financing costs......................     3,902       1,842       1,078
                                                            --------    --------    --------
                                                             354,087     172,916     286,622
                                                            --------    --------    --------
Income (loss) before federal income taxes.................    18,006      (2,769)    (21,089)
Federal income tax expense (benefit)--Note H..............     6,302       1,067        (133)
                                                            --------    --------    --------
NET INCOME (LOSS).........................................  $ 11,704    $ (3,836)   $(20,956)
                                                            ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE
  Basic...................................................  $   0.88    $  (0.49)   $  (5.01)
  Diluted.................................................      0.77       (0.49)      (5.01)

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                                                           RETAINED         OTHER
                                         COMMON STOCK       ADDITIONAL     EARNINGS     COMPREHENSIVE       TOTAL
                                      -------------------    PAID-IN     (ACCUMULATED      (LOSS)       SHAREHOLDERS'
                                        SHARES     AMOUNT    CAPITAL       DEFICIT)        INCOME          EQUITY
                                      ----------   ------   ----------   ------------   -------------   -------------
BALANCE, DECEMBER 31, 1996..........   4,145,172   $2,073    $ 4,006       $15,637        $   (248)       $ 21,468
                                                                                          --------        --------
Comprehensive loss
  Net loss..........................                                       (20,956)             --         (20,956)
  Other comprehensive income, net:
    Unrealized gain on securities,
      net of tax of $315............                                                           956             956
    Reclassification adjustment for
      gains included in
      operations....................                                                           (97)            (97)
                                                                                          --------        --------
        Other comprehensive
          income....................                                                           859             859
                                                                                                          --------
  Comprehensive loss................                                                                       (20,097)
Exercise of stock options--Note M...      50,000      25         116            --              --             141
                                      ----------   ------    -------       -------        --------        --------
BALANCE, DECEMBER 31, 1997..........   4,195,172   2,098       4,122        (5,319)            611           1,512
                                                                                          --------        --------
Comprehensive loss
  Net loss..........................                                        (3,836)             --          (3,836)
  Other comprehensive income, net:
    Unrealized gain on securities,
      net of tax of $565............                                                           614             614
    Reclassification adjustment for
      gains included in
      operations....................                                                          (129)           (129)
                                                                                          --------        --------
        Other comprehensive
          income....................                                                           485             485
                                                                                                          --------
  Comprehensive loss................                                                                        (3,351)
Issuance of common shares--Note B...   7,300,000   3,650      34,025            --              --          37,675
Change to $.001 par value...........          --   (5,736)     5,736            --              --              --
                                      ----------   ------    -------       -------        --------        --------
BALANCE, DECEMBER 31, 1998..........  11,495,172      12      43,883        (9,155)          1,096          35,836
                                                                                          --------        --------
Comprehensive loss
  Net income........................                                        11,704              --          11,704
  Other comprehensive income, net:
    Unrealized loss on securities,
      net of tax of $0..............                                                       (19,701)        (19,701)
    Other...........................                                                           362             362
    Reclassification adjustment for
      losses included in
      operations....................                                                            51              51
                                                                                          --------        --------
        Other comprehensive loss....                                                       (19,288)        (19,288)
                                                                                                          --------
  Comprehensive loss................                                                                        (7,584)
Issuance of common shares
  Private placement -- Note D.......   2,000,000       2      14,998            --              --          15,000
  Employee benefit plans -- Notes M
    and Q...........................     211,554      --       1,409            --              --           1,409
                                      ----------   ------    -------       -------        --------        --------
BALANCE, DECEMBER 31, 1999..........  13,706,726   $  14     $60,290       $ 2,549        $(18,192)       $ 44,661
                                      ==========   ======    =======       =======        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                1999        1998        1997
                                                              ---------    -------    --------
OPERATING ACTIVITIES
  Net income (loss).........................................  $  11,704    $(3,836)   $(20,956)
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
      Depreciation and amortization.........................      2,395        513         841
      Net realized gains....................................       (107)      (211)       (147)
      Deferred federal income tax expense (benefit).........      5,587       (382)       (723)
      Changes in assets and liabilities:
         Premiums receivable................................         85       (105)        951
         Reinsurance receivable.............................   (221,744)   (15,201)     (1,354)
         Value of business acquired.........................       (902)        --          --
         Goodwill...........................................     (1,584)        --          --
         Federal income taxes payable/recoverable...........     (6,256)       720       2,246
         Accrued investment income..........................        250       (219)       (135)
         Other assets.......................................       (215)    (1,191)     (1,100)
         Future policy benefits, claims and funds payable...    248,382     21,939       8,612
         Unearned premium...................................     17,525         --          --
         Other liabilities..................................      8,454      8,797         982
         Deferred policy acquisition costs..................    (22,283)     3,484          --
         Deferred reinsurance gain..........................     (5,468)    (3,400)         --
                                                              ---------    -------    --------
Net cash provided by (used in) operating activities.........     35,823     10,908     (10,783)
                                                              ---------    -------    --------
INVESTING ACTIVITIES
  Net (purchases) disposals of furniture and equipment......       (739)       302        (763)
  Purchase of fixed maturities available-for-sale...........    (30,323)   (33,100)    (22,113)
  Acquisition of Continental General Corporation, net of
    $24,712 cash acquired...................................    (59,788)        --          --
  Increase in surplus notes.................................     (5,042)        --          --
  Increase in mortgage and policy loans, net................        (20)        (2)        (16)
  Proceeds from sales of fixed maturities
    available-for-sale......................................     29,811      7,837       3,529
  Proceeds from calls and maturities of fixed maturities
    available-for-sale......................................     12,991     13,318      19,722
  Proceeds from sales (purchase) of fixed maturities
    held-to-maturity........................................      3,923         --          (6)
  Proceeds from calls and maturities of fixed maturities
    held-to-maturity........................................         --      3,023          13
                                                              ---------    -------    --------
Net cash (used in) provided by investing activities.........    (49,187)    (8,622)        366
                                                              ---------    -------    --------
FINANCING ACTIVITIES
  Increase in annuity account balances......................     18,446        482       1,269
  Decrease in annuity account balances......................    (37,819)    (5,118)     (4,387)
  Increase in note receivable...............................         --     (7,368)         --
  Principal payments on mortgage note payable...............       (127)      (115)       (105)
  Proceeds from notes payable...............................         --         --      25,200
  Repayment of notes payable................................         --    (20,000)     (5,200)
  Increase in long-term debt borrowings.....................     40,000         --          --
  Proceeds from issuance of common shares...................      1,409     37,675         142
  Proceeds from private placement...........................     15,000         --          --
  Reinsurance ceding allowance, net.........................         --         --     (14,550)
                                                              ---------    -------    --------
Net cash provided by financing activities...................     36,909      5,556       2,369
                                                              ---------    -------    --------
NET INCREASE (DECREASE) IN CASH.............................     23,545      7,842      (8,048)
Cash and cash equivalents at beginning of year..............     19,376     11,534      19,582
                                                              ---------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  42,921    $19,376    $ 11,534
                                                              =========    =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $   2,940    $ 1,662    $  1,012
Cash paid during the year for income taxes..................      2,078        650         590

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. and its subsidiaries ("Ceres" or the "Company"), known as Central Reserve Life Corporation prior to December 8, 1998, operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company ("Central"). As of December 31, 1999, the Company's consolidated statements also include the accounts of Provident American Life & Health Insurance Company ("Provident") acquired on December 31, 1998, Continental General Corporation ("Continental General") and its wholly-owned subsidiary Continental General Insurance Company ("Continental") acquired on February 17, 1999 and United Benefit Life Insurance Company ("United Benefit") under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999. These acquisitions are discussed further in Notes D and J.

     The Company provides through its wholly-owned subsidiaries a broad spectrum of health insurance, medical cost management, and specialty products and services distributed through 60,000 independent licensed agents. While the Company through its subsidiaries is licensed in 49 states, the District of Columbia and the U.S. Virgin Islands, approximately 67% of premium volume is generated from eleven states: Ohio, Florida, Indiana, Georgia, North Carolina, Texas, Kansas, South Carolina, Tennessee, Missouri, and Illinois.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ceres and its wholly-owned subsidiaries. The consolidated statement of operations for the year ended December 31, 1999 reflects the results of operations for Continental General for the period subsequent to its acquisition on February 17, 1999 and United Benefit's for the period subsequent to its acquisition (through foreclosure) on August 1, 1999. All intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"), which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled (see Note O). A summary of significant accounting policies is as follows:

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased.

  INVESTMENTS

     Investments in bonds and mandatory redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments are reported at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income, net of deferred federal income taxes. All investments as of December 31, 1999 are designated as available-for-sale.

     Investments in surplus notes, mortgage loans, and policy loans are reported at cost which approximates fair value.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. Premiums and discounts on other debt instruments are amortized using the interest method over the remaining term of the security.

     Realized gains and losses on the sale of investments are determined using the specific-identification method, and are credited or charged to income.

     The estimated fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services.

  DEFERRED ACQUISITION COSTS

     The costs of acquiring traditional life, interest-sensitive products and accident and health contracts, certain expenses of the policy issues and underwriting department, and certain agency expenses, all of which vary with and are primarily related to the production of new business have been deferred. Deferred acquisition costs of traditional life and accident and health contracts are amortized over the premium paying period of the related policies using the same assumptions. For interest-sensitive life and annuity products, deferred acquisition costs are amortized over the estimated duration of the policies in relation to the present value of estimated gross profits from surrender charges and investments, mortality, and expense margins.

     Unamortized deferred policy acquisition costs are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999       1998     1997
                                                            -------    ------    ----
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year..............................  $ 3,810    $  326    $322
Current year's costs deferred.............................   27,379     4,131       8
                                                            -------    ------    ----
                                                             31,189     4,457     330
Less: Amortization for the year...........................    4,539       647       4
                                                            -------    ------    ----
Balance at end of the year................................  $26,650    $3,810    $326
                                                            =======    ======    ====

  VALUE OF BUSINESS ACQUIRED

     A portion of the purchase price paid by the Company for Continental General was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.75% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6% is credited to the unamortized balance. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6% which was the market rate at the time of acquisition.

     The balance of the value of business acquired was $16.7 million at December 31, 1999. During the year, $2.5 million was established as an additional expense reserve, increasing the value of business acquired. The

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortizations for the next five years is expected to be as follows (dollars in thousands):

                                                   AMORTIZATION
                                                   ------------
2000.............................................    $(1,684)
2001.............................................       (492)
2002.............................................        647
2003.............................................      1,552
2004.............................................      1,924

  GOODWILL

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over periods of 25 years or less. On a periodic basis, management reviews goodwill to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded in current operations. Management believes that no impairment of goodwill exists at December 31, 1999.

  PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     Property and equipment are carried at cost less allowances for depreciation and amortization. Office buildings are depreciated on the straight-line method over 31.5 years, except for certain components, which are depreciated over 15 years. Depreciation for other property and equipment is computed on the straight-line basis over the estimated useful lives of the equipment, principally five and seven years. Property held for sale is stated at estimated fair value less cost to sell. No depreciation or amortization is provided for property held for sale.

     Management periodically reviews the carrying value of property and equipment for impairment. Any impaired property and equipment is valued using an undiscounted cash flow methodology.

  FUTURE POLICY BENEFITS, LOSSES AND CLAIMS

     Liabilities for future policy reserves for accident and health and ordinary life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using the Company's experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 4.5%. At December 31, 1999, credited rates ranged from 5.5% to 7.0%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.75% depending on the duration of the contract. Current rates credited range from 5.0% to 8.6%.

  OTHER POLICY CLAIMS AND BENEFITS PAYABLE

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

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

durational experience, seasonal cycle, changes in health care practice, changes in inflation rates, and the claims backlog.

     Claim liabilities with long pay-out periods, such as long term care and disability income claims, are discounted at interest rates ranging from 3.0% to 6.0%. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.

  DEFERRED REINSURANCE GAIN

     Deferred reinsurance gain consists of initial ceding allowances received from reinsurers, less amounts amortized into income over the estimated remaining life of the underlying policies reinsured.

  OTHER POLICYHOLDERS' FUNDS

     Other policyholders' funds consist of supplementary contracts without life contingencies, premiums, and annuity considerations received in advance and remittance and items not allocated.

  INSURANCE RELATED ASSESSMENTS

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this statement effective January 1, 1999 resulted in a $0.2 million charge to general operating expenses.

  COMPREHENSIVE INCOME

     Comprehensive income in 1999, 1998 and 1997 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income.

  PREMIUM REVENUE

     Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Amounts received from interest sensitive contracts, principally Universal Life and annuity products, are not reflected in premium revenue; rather, such amounts are accounted for as deposits and are included in future policy benefits, losses and claims.

  FEE AND OTHER INCOME

     Fee and other income consists of association, collection, management, and administrative fees, and are recognized when earned.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  EARNINGS PER SHARE

     Basic earnings per share are computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share.

  USE OF ESTIMATES

     The consolidated financial statements reflect estimates and judgments made by management that affect the amounts reported herein and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

  RECLASSIFICATION

     Certain amounts presented in the prior years' financial statements have been reclassified to conform to the current year's method of presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company anticipates that the adoption of this Statement will not have a significant effect on its results of operations or financial position.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

B. EQUITY TRANSACTIONS

     In November 1997, the Company entered into a Stock Purchase Agreement ("Original Stock Purchase Agreement") with Strategic Acquisition Partners, LLC ("Strategic"), wherein the Company agreed to issue and sell 5,000,000 common shares and warrants to purchase an additional 2,500,000 common shares at an exercise price of $6.50 per share, for an aggregate purchase price of $27.5 million. On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement ("New Stock Purchase Agreement") with Strategic and two additional investors: Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P. (collectively, "Insurance Partners"). The New Stock Purchase Agreement was subsequently approved by shareholders, and accordingly, in July 1998 the Company issued and sold 7,300,000 common shares at $5.50 per share and warrants to purchase an additional 3,650,000 common shares at an exercise price of $5.50 per share, which expire July 2, 2005, and received proceeds of $37.7 million, which are net of transaction expenses.

     In connection with the Original Stock Purchase Agreement, Strategic arranged an interim loan (the "Bridge Loan") of $20.0 million to the Company. The bridge loan was due June 30, 1998, and bore interest at the prime rate of a major commercial bank. As consideration for the arrangement, the Company issued Strategic and Richard M. Osborn warrants to purchase 800,000 common shares at $6.00 per share on December 1997, which expire December 17, 2002, and additional warrants to purchase 200,000 common shares at $6.00 per share on July 3, 1998, which expire on December 17, 2002. Proceeds from the Bridge Loan were used as follows: (a) $5.2 million was used to repay outstanding bank debt, (b) $14.0 million was used by the Company to invest in the statutory surplus of Central, and was evidenced by a surplus note in favor of the Company from Central, and
(c) $0.8 million was used to establish an interest reserve at the Company and to pay transaction expenses. The Bridge Loan was repaid in full by the Company in July 1998 from the proceeds received in accordance with the New Stock Purchase Agreement.

C. 1997 OPERATING RESULTS

     In 1997, the Company incurred a net loss of approximately $21.0 million, which resulted in a significantly reduced net capital position. In addition, at December 31, 1997, it was not clear if shareholder approval would be granted for the Original Stock Purchase Agreement or New Stock Purchase Agreement described in Note B. If shareholder approval had not been granted, the Company would have been required to immediately obtain an alternate source of funding in order to repay the Bridge Loan and fund its operations. There was no assurance that such funding could have been obtained at all or on terms favorable to the Company. The failure to obtain such funding could have resulted in Strategic exercising its rights as a secured creditor, and foreclosing upon all the common shares of Central, which were pledged as collateral under the terms of the Bridge Loan. Such action would have made it impossible for the Company to continue operations and/or forced the Company to seek protection under federal bankruptcy law. These matters raised significant doubt at December 31, 1997 about the Company's ability to continue as a going concern.

     As discussed in Note B, the New Stock Purchase Agreement was approved by shareholders, resulting in the Company's receipt of net proceeds of $37.7 million, enabling the Company to satisfy the Bridge Loan obligation and fund operations. In addition, as reported in the accompanying consolidated financial statements, the Company reported profitable operations in the third and fourth quarters of 1998 and in all four quarters of 1999. Accordingly, the matters, which raised substantial doubt about the Company's ability to continue as a going concern at December 31, 1997, have been alleviated.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

D. BUSINESS COMBINATIONS

  CONTINENTAL GENERAL CORPORATION

     Effective February 1, 1999, the Company acquired 100% of the outstanding common stock of Continental General from The Western & Southern Life Insurance Company. Continental General is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental, a life and accident and health insurer domiciled in Nebraska, which is licensed in 49 states, the District of Columbia, and the U.S. Virgin Islands. Continental offers Medicare supplement and individual major medical products, distributed through independent agents. Continental also offers long-term care, ordinary life, universal life, and annuity policies. Total consideration paid by the Company for the common stock was $84.5 million, and was financed through reinsurance, debt, cash and an equity offering as described further below. This transaction was accounted for in accordance with the purchase method, and accordingly, the purchase price was allocated to assets and liabilities acquired based upon estimates of their fair value.

     The acquisition was partially funded by a reinsurance treaty with Reassurance Company of Hannover ("Hannover"), whereby Continental ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provides an initial ceding allowance of $13.0 million, which was accounted for as a deferred reinsurance gain.

     Other fundings were provided by a $40.0 million credit facility with a syndicate of major commercial banks led by The Chase Manhattan Bank. The Company has pledged the common stock of Continental General and Central as security for the loan. See Note L, Long-Term Debt footnote for further discussion of the credit facility. In addition, effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Peter W. Nauert, and Insurance Partners wherein the Company issued 2,000,000 common shares at $7.50 per share for $15.0 million.

     The following unaudited proforma information presents the consolidated results of operations of the Company assuming the acquisition of Continental was completed at the beginning of January 1, 1998 and 1999:

                                                                YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                   1999          1998
                                                                ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Revenues....................................................     $382,393      $310,710
Income (loss) before federal income taxes...................       17,120       (14,323)
Federal income tax expense..................................        5,992         2,924
Earnings (loss).............................................       11,128       (11,399)
Per common share
  Basic.....................................................         0.82         (1.16)
  Diluted...................................................         0.72         (1.16)

     The proforma results of operations are not indicative of the actual results of operations that would have occurred had the acquisition been made on the dates indicated, or the results that may be obtained.

  PROVIDENT AMERICAN LIFE & HEALTH INSURANCE COMPANY

     On December 31, 1998, Central acquired 100% of the outstanding common stock of Provident from Provident American Corporation ("Provident American") for $5.5 million. Provident is a life and accident and health insurer, domiciled in Pennsylvania, licensed in 40 states and the District of Columbia, that markets managed care health insurance products to individuals and small businesses, and critical illness coverage.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Funds for the acquisition were provided from Central's working capital. This transaction was accounted for in the accompanying consolidated financial statements in accordance with the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon estimates of their fair values. There was no impact on the accompanying consolidated statement of operations for 1998 as a result of this transaction.

     The fair value of assets acquired totaled $6.5 million, consisting principally of bonds and cash, and liabilities of $1.0 million, which relate principally to premiums taxes payable.

     Immediately prior to the completion of this transaction, Provident ceded 100% of its insurance in force to Provident Indemnity Life Insurance Company ("Provident Indemnity"), a subsidiary of Provident American.

     Effective January 1, 1999, Hannover assumed from Provident Indemnity 100% of its accident and health block of business. As of January 1, 1999, Central entered into a separate reinsurance agreement with Hannover, wherein Central assumed from Hannover 10% of the block acquired by Hannover from Provident Indemnity.

E. CASH AND INVESTMENTS

     The amortized cost and estimated fair value of securities available-for-sale as of December 31, 1999, are as follows:

                                                          GROSS UNREALIZED
                                            AMORTIZED    ------------------    ESTIMATED
                                              COST       GAINS      LOSSES     FAIR VALUE
                                            ---------    ------    --------    ----------
                                                       (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
  U.S. Treasury securities................  $ 16,140     $   41    $   (282)    $ 15,899
  U.S. Agencies...........................     6,670         --        (160)       6,510
  State and political subdivisions........     4,225         --        (145)       4,080
  Corporate bonds.........................   232,229        692     (17,353)     215,568
  Mortgage-backed securities..............    60,355        138      (1,564)      58,929
                                            --------     ------    --------     --------
          Total available-for-sale........   319,619        871     (19,504)     300,986
  Surplus notes...........................     4,964         79          --        5,043
                                            --------     ------    --------     --------
          Total...........................  $324,583     $  950    $(19,504)    $306,029
                                            ========     ======    ========     ========

     Except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, the only investment the Company has that exceeds 10% of total shareholders' equity is a bond of Petroliam Nasional Berhad with an estimated fair value of $4.8 million at December 31, 1999.

     In June 1999, the Company sold approximately $4.0 million of securities from its held-to-maturity portfolio to meet a significant and unanticipated increase in claim payments. The securities sold represent 44% of the held-to-maturity portfolio and generated a realized gain of $2,000. Due to the sale and the recent acquisition of Continental, management changed the intent to hold the remaining held-to maturity portfolio, of approximately $5.0 million, and transferred, as of June 30, 1999, the balance to available-for-sale and recorded an unrealized loss of $9,000.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale as of December 31, 1998, are as follows:

                                                          GROSS UNREALIZED
                                            AMORTIZED    ------------------    ESTIMATED
                                              COST       GAINS      LOSSES     FAIR VALUE
                                            ---------    ------    --------    ----------
                                                       (DOLLARS IN THOUSANDS)
HELD-TO-MATURITY
  U.S. Treasury securities................  $  4,534     $   47    $     --     $  4,581
  Mortgage-backed securities..............     4,366         71          --        4,437
                                            --------     ------    --------     --------
          Total held-to-maturity..........  $  8,900     $  118    $     --     $  9,018
                                            ========     ======    ========     ========
AVAILABLE-FOR-SALE
  U.S. Treasury securities................  $ 11,137     $  243    $     --     $ 11,380
  U.S. Agencies...........................     3,720        147          --        3,867
  Municipals..............................       600         14          --          614
  Corporate bonds.........................    50,189      1,039        (104)      51,124
  Mortgage-backed securities..............    13,526        323          (2)      13,847
                                            --------     ------    --------     --------
          Total available-for-sale........  $ 79,172     $1,766    $   (106)    $ 80,832
                                            ========     ======    ========     ========

     The amortized cost and estimated fair value of fixed maturities at December 31, 1999 by contractual maturity, are as follows:

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
  Due in one year or less...................................  $  9,260      $  9,073
  Due after one year through five years.....................    80,412        78,036
  Due after five years through ten years....................   139,135       128,019
  Due after ten years.......................................    30,457        26,929
                                                              --------      --------
                                                               259,264       242,057
  Mortgage-backed securities................................    60,355        58,929
                                                              --------      --------
  Total available-for-sale..................................  $319,619      $300,986
                                                              ========      ========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

     Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Proceeds................................................  $29,811    $7,926    $3,529
Gross realized gains....................................       27       165        56
Gross realized losses...................................       74        29         2

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following is a summary of net investment income by category of investments:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
Fixed maturities........................................  $19,359    $5,433    $5,572
Policy loans............................................      244         5         5
Cash equivalents........................................    1,637     1,182       758
Other...................................................    1,345     1,033       193
Investment expenses.....................................   (1,223)     (199)       --
                                                          -------    ------    ------
                                                          $21,362    $7,454    $6,528
                                                          =======    ======    ======

     At December 31, 1999, the Company's insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $21.6 million on deposit with various state insurance departments to satisfy regulatory requirements.

     At December 31, 1999, $4.8 million of cash is held for self-funded accident and health accounts, which is restricted to use. Central is entitled to investment income from these funds. A corresponding liability is included in the accompanying consolidated financial statements.

     At December 31, 1999, the Company held no unrated or less-than-investment grade bonds. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. These evaluations are considered by the Company in its overall investment strategy.

F. PROPERTY HELD FOR SALE

     During the fourth quarter of 1999, management committed to a plan to consolidate the operations of United Benefit into the home office and to sell United Benefit's home office property. The Company has recorded the property at its estimated fair value less the estimated incremental direct costs to transact a sale. This resulted in a charge to operations of approximately $0.2 million.

G. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized by category as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Home office building........................................   $17,374      $11,060
Land........................................................     1,610        1,610
Other property and equipment................................     8,205        5,674
                                                               -------      -------
                                                                27,189       18,344
Less: Accumulated depreciation..............................    12,098        8,282
                                                               -------      -------
          Total.............................................   $15,091      $10,062
                                                               =======      =======

     Other property and equipment consists principally of furniture, fixtures, and data processing equipment. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1.5 million, $0.9 million, and $1.1 million, respectively.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

H. FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except for Continental, which is required to file a separate return through fiscal year 2003. The provision for federal income tax does not bear the customary relationship to pretax accounting income because of special tax provisions available to life insurance companies.

     Federal income tax expense (benefit) is composed of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1999      1998     1997
                                                            ------    ------    -----
                                                             (DOLLARS IN THOUSANDS)
Current...................................................  $  715    $1,449    $ 590
Deferred..................................................   5,587      (382)    (723)
                                                            ------    ------    -----
          Total...........................................  $6,302    $1,067    $(133)
                                                            ======    ======    =====

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          ------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
Expected tax benefit at 35%.............................  $6,302    $ (969)   $(7,381)
Special life insurance deduction........................      --      (367)        --
Tax exempt interest.....................................    (135)      (12)       (13)
Valuation allowance for deferred tax assets.............    (158)    2,327      6,368
Tax rate differential...................................      --        28        211
Accrual adjustment......................................      --        --       (104)
IRS audit adjustment....................................      --        --        590
Alternative minimum tax.................................     332        --         --
Other...................................................     (39)       60        196
                                                          ------    ------    -------
                                                          $6,302    $1,067    $  (133)
                                                          ======    ======    =======

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service ("IRS") for 1991 and 1992. During the third quarter of 1994, the IRS issued a proposal for adjustments to the Company's returns for 1991 and 1992. The proposed deficiencies were approximately $2.4 million of which $0.2 million was paid in 1994 and $0.6 million paid in 1997. The balance of approximately $1.6 million relates to whether or not the Company's subsidiary, Central, qualified as a life company for tax purposes. The Company vigorously protested the proposed deficiency. Based on discussions with counsel, management believed existing law supported the Company's position. On October 12, 1999, the United States Tax Court ruled that Central did qualify as a life company for tax reporting purposes. A final computation of amounts due for 1991 and 1992 was filed in February 2000. The Company had established a liability for the amounts due, which had no material impact on the accompanying financial statements. The IRS has until May 31, 2000 to appeal the decision to the United States Tax Court.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets
  Reinsurance transactions..................................   $11,222       $8,785
  Deferred acquisition costs................................     2,834           72
  Severance pay.............................................       417          231
  Alternative minimum tax...................................       332           --
  Reserves..................................................     4,812          706
  Net operating loss carryforward...........................     5,923          841
  Advance premium...........................................       673          294
  Other.....................................................       178          203
                                                               -------       ------
                                                                26,391       11,132
Less: Valuation allowance...................................    14,719        8,988
                                                               -------       ------
Deferred assets, net of valuation allowance.................    11,672        2,144
                                                               -------       ------
Deferred tax liabilities
  Value of business acquired................................     9,548           --
  Net unrealized holding gain...............................        --          565
  Bond discount accretion...................................       186          102
  Difference in book and tax depreciation...................       146           68
                                                               -------       ------
                                                                 9,880          735
                                                               -------       ------
Net deferred tax assets.....................................   $ 1,792       $1,409
                                                               =======       ======

     At December 31, 1999, the Company has a tax net operating loss ("NOL") carryforward of approximately $16.9 million for federal income tax purposes, which expires through 2012. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 1999 and 1998, estimates were made as to the potential financial impact on the Company of recent NOLs and the Company's financial condition described in Notes B and C. Management believes that the Company will generate sufficient future taxable income to realize the $1.8 million net deferred tax asset prior to the expiration of any NOLs.

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated in a memorandum account designated "policyholders' surplus." At December 31, 1999, the accumulated untaxed policyholders' surplus for the Company, all of which relates to Central, is $2.9 million.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

I. LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses ("CAE"), net of reinsurance recoverables, as follows:

                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                 1999       1998       1997
                                                               --------    -------    -------
                                                                   (DOLLARS IN THOUSANDS)
    Balance at beginning of year.............................  $ 74,395    $56,187    $42,909
    Reserve on blocks of business reinsured..................    16,620     23,500         --
    Reserve on blocks of business acquired...................    53,560         --         --
                                                               --------    -------    -------
      Net balances at beginning of year......................   144,575     79,687     42,909
                                                               --------    -------    -------
    Incurred claims and CAE, net of reinsurance, for
      Current year...........................................   226,202    116,357    206,636
      Prior years............................................    (1,487)    (1,697)     8,275
                                                               --------    -------    -------
         Total incurred......................................   224,715    114,660    214,911
                                                               --------    -------    -------
    Paid claims and CAE, net of reinsurance, for
      Current year...........................................   176,387     89,953    144,056
      Prior years............................................    57,875     29,999     57,577
                                                               --------    -------    -------
         Total paid..........................................   234,262    119,952    201,633
                                                               --------    -------    -------
      Net balance at end of year.............................   135,028     74,395     56,187
    Plus reinsurance recoveries..............................    14,510         --         --
                                                               --------    -------    -------
    Balance at end of year...................................  $149,538    $74,395    $56,187
                                                               ========    =======    =======

     The foregoing indicates that a $1.5 million redundancy in the 1998 reserves emerged in 1999, a $1.7 million redundancy in the 1997 reserves emerged in 1998, and a $8.3 million deficiency emerged in 1997. The deficiency in the 1996 reserves resulted from substantial losses developing on insurance plans issued in 1995, and higher utilization than anticipated.

J. REINSURANCE ARRANGEMENTS

  UNITED BENEFIT LIFE INSURANCE COMPANY

     Effective August 1, 1998, Central entered into a reinsurance treaty with United Benefit, a life and accident and health insurer in Texas. Under the terms of the treaty, Central agreed to assume 100% of United Benefit's block of business, until such time as profits earned by Central on the assumed block reach a contractual threshold, which approximates $20.0 million of pretax income. Upon achieving this threshold, the quota share percentage is reduced from 100% to 80%, until a second threshold, which approximates $16.0 million in pretax income, is achieved. Upon achieving the second threshold, the quota share percentage is further reduced from 80% to 50%. Central paid to United Benefit a $20.0 million ceding allowance in connection with this transaction. In addition, Central entered into an agency arrangement with respect to the marketing of United Benefit policies with Insurance Advisors of America, Inc. ("IAA"), a subsidiary of United Benefit Managed Care Corporation and an affiliate of United Benefit, in exchange for a $7.0 million note receivable. Central recorded a full valuation allowance against such note receivable at December 31, 1998.

     Reserve liabilities assumed by Central under the United Benefit agreement on August 1, 1998 exceeded the cash transferred to Central by United Benefit as reimbursement for this assumption by $3.0 million which was reflected in a note receivable. Subsequent to August 1, 1998, the balance of the note receivable was increased as a result of adverse developments in the assumed policy liabilities, net of amounts ceded to

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Hannover, and net of an allowance for uncollectability. The note receivable was secured by the outstanding common stock and assets of United Benefit. The assets included real estate, bonds and reinsurance receivables from an unrelated party, and by commissions due to IAA.

     In connection with the United Benefit reinsurance treaty, Central ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central ceded 50% of the policies to be written by United Benefit from and after August 1, 1998 and reinsured by Central to Hannover. This treaty provided Central an initial ceding allowance of $20.0 million, which is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements, and will be amortized into income over the duration of the underlying block of business.

     On March 18, 1999, Central announced the execution of an agreement with United Benefit Managed Care Corporation, to purchase all of the outstanding shares of its subsidiary, United Benefit. On June 14, 1999, Central terminated this agreement due to a reserve shortfall at United Benefit in excess of amounts projected. Pursuant to the "true up" provision in the agreements between United Benefit, IAA and Central, the reserve shortfall calculated at December 31, 1999, totaled $19.4 million. On July 21, 1999, following receipt of approval from the Department of Insurance of the State of Indiana, Central foreclosed on the stock of United Benefit and the renewal commissions due IAA in partial payment of the $19.4 million reserve shortfall.

     As of December 31, 1999, Central had recovered approximately $17.8 million of the $19.4 million reserve shortfall through real and personal property of United Benefit totaling $4.6 million, commissions due IAA of $5.3 million, and $7.9 million from the Hannover reinsurance agreement. As a result, the remaining reserve shortfall was $1.6 million. An expense of $0.7 million was recorded in 1998, and the balance of $0.9 million was recorded in 1999.

  PROVIDENT AMERICAN LIFE & HEALTH INSURANCE COMPANY

     Prior to our acquisition of Provident, all of the insurance business of Provident in force at December 31, 1998 was ceded to Provident Indemnity. In addition, Hannover reinsured all the individual and small group health insurance in force at December 31, 1998, of Provident and Provident Indemnity for a ceding allowance of approximately $10.0 million. On January 1, 1999, Hannover ceded 10% of this reinsurance to Central and Central paid a $1.0 million ceding commission.

     Effective January 1, 1999, Provident entered into a reinsurance agreement with Provident Indemnity, whereby Provident reinsured 100% of Provident Indemnity's business written after December 31, 1998. In a separate reinsurance agreement, Provident ceded to Hannover 50% of its direct business written after December 31, 1998 and 50% of the business reinsured from Provident Indemnity.

  CONTINENTAL GENERAL LIFE INSURANCE COMPANY

     In February 1999, Continental entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental on February 1, 1999 for a ceding allowance of $13.0 million. The ceding allowance is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements and will be amortized into income over the duration of the underlying block of business. Various assets, primarily comprised of fixed income securities with a market value of $188.4 million, were transferred from Continental to Hannover for the policy liabilities assumed by Hannover.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  CENTRAL RESERVE LIFE INSURANCE COMPANY

     In December 1997, Central entered into a retroactive reinsurance treaty (the "1997 Treaty") with Hannover. The quota share treaty was effective January 1, 1997, and covered certain group accident and health policies in force and written during 1997. Under the provisions of the 1997 Treaty, Central cedes 50% of the premiums of the eligible policies, and in return receives reimbursement for 50% of the claims paid, plus a commission and expense allowance. In connection with the 1997 Treaty, Central transferred $24.5 million of reserves to Hannover, and received an initial ceding allowance of $10.0 million, resulting in a net cash transfer of $14.5 million to Hannover. The initial ceding allowance is reported as a deferred reinsurance gain, in the accompanying consolidated financial statements, and is amortized into income over the duration of the underlying block of business.

     In December 1999, Central entered into a reinsurance transaction with Hannover for certain health insurance policies issued during the period from July 1, 1998 through June 30, 1999. As part of the coinsurance funds withheld transaction, Hannover will pay Central on a quarterly basis, an experience refund, the amount of which shall be based upon the earnings derived from the business reinsured. Concurrent with this transaction, Hannover will reinsure to Continental on a stop loss basis 100% of any losses incurred under the business reinsured in excess of a pre-determined aggregate annualized loss ratio. In exchange for coverage under the stop loss reinsurance, Hannover will pay Continental a stop loss premium on the business reinsured.

     In the ordinary course of business, the Company maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that the Company retains on a given policy. For ordinary and group life claims, Continental's maximum retention is $125,000 and Central's maximum retention is $50,000, with no retention maintained over age
70. For accident and health claims, maximum retention on individual claims is $500,000.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Premiums
  Direct...........................................  $605,554    $264,868    $253,009
  Assumed..........................................    81,493      33,556          --
  Ceded............................................  (359,301)   (144,236)     (3,302)
                                                     --------    --------    --------
  Net Premiums.....................................  $327,746    $154,188    $249,707
                                                     ========    ========    ========
Benefits, claims, losses, and settlement
  expenses.........................................  $501,216    $217,747    $211,194
Reinsurance recoverable............................  (268,113)   (101,688)       (418)
                                                     --------    --------    --------
                                                     $233,103    $116,059    $210,776
                                                     ========    ========    ========
Selling, general, and administrative expenses
  Commissions......................................  $ 85,104    $ 36,853    $ 35,525
  Salaries and benefits............................    25,678      15,718      18,113
  Taxes, licenses, and fees........................    13,024       6,448       6,367
  Other operating expenses.........................    46,579      14,328      12,321
  Administrative and IS services...................    14,513       8,122       2,438
  Reinsurance expenses.............................    44,096      13,774          --
  Reinsurance allowances...........................   (91,062)    (40,875)         --
                                                     --------    --------    --------
                                                     $137,932    $ 54,368    $ 74,764
                                                     ========    ========    ========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations.

K. COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

L. LONG-TERM DEBT

     The Company executed a mortgage note payable in December 1990 for $9.0 million bearing interest at 9 1/2% per annum for 10 years. The Company received $8.5 million of the funds in December 1990 and the remaining $0.5 million in December 1991. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has been required to make monthly payments, since January 1991, based on a 30-year amortization schedule, of $75,700 for 10 years. After five years, the Company has the right to prepay the loan with a 3% prepayment fee. Principal payments due in the next two years, assuming no prepayments, are $0.1 million in 2000 and $8.0 million on January 1, 2001.

     On February 17, 1999, the Company entered into a $40.0 million credit facility with a syndicate of major commercial banks and the Chase Manhattan Bank, as the administrative agent. In accordance with the terms of the loan, the first principal payment of $3.0 million is due February 17, 2000. Quarterly principal payments are due thereafter as follows: $1.0 million through February 17, 2001; $1.5 million thereafter through

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

February 17, 2002; and $2.25 million every three months thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether we select a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 1/2 of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At December 31, 1999, the interest rate was 9.41%. The credit agreement also provides for a $10.0 million line of credit, which bears interest at the same rate as the $40.0 million loan. A commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit is charged to the Company under the credit agreement. At December 31, 1999, there was no amount outstanding under the line of credit.

     The credit agreement contains financial and other covenants with respect to the Company that, among other matters: (1) prohibit the payment of cash dividends on Ceres' shares of common stock, except upon compliance with certain conditions; (2) restrict the creation of liens and sales of assets; and (3) require that the Company maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.50 to 1.00 through December 31, 1999, 0.45 to
1.00 thereafter through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, and 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 2.0 to 1 through December 31, 1999, 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a minimum risk-based capital ratio for any regulated insurance company subsidiary of Ceres not less that 125%, and (d) a minimum consolidated net worth of $35.0 million through December 31, 1999, $40.0 million thereafter through December 31, 2000, $50.0 million thereafter through December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter. In addition, the common stock of Continental General, Central and other insignificant subsidiaries are pledged as security for the credit agreement. At December 31, 1999, the Company is in compliance with the covenants contained in the credit agreement.

M. STOCK-BASED COMPENSATION

     On March 5, 1983, the Company adopted an Incentive Stock Option Plan (the "1983 Plan"). The 1983 Plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation. The 65,845 options outstanding at December 31, 1997 expired in 1998 and no options are outstanding under the plan.

     In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. Each grant vests after three years and expires after ten years from the date of the grant. The vesting accelerates in the event of a change in control of the Company.

     In 1998, pursuant to various individual employment agreements with certain key officers, and pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain key employees. Such grants generally vest over three years, and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. Also, pursuant to an employment contract, the Company provided an award of common shares to Peter Nauert. The number of shares awarded is contingent upon the weighted average fair value of the common shares over specified periods, but is based on a fixed dollar amount per year. Management currently estimates that 305,225 shares will be issued pursuant to the employment contract, based upon the fair value of the Company's shares at December 31, 1999. In 1999, the Company granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     A summary of the Company's 1998 Employee Stock Option Plan activity is presented below:

                                                  YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------
                                           1999                             1998
                               -----------------------------    -----------------------------
                                            WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                               ---------    ----------------    ---------    ----------------
Outstanding beginning of
  year.......................  1,065,000         $7.70                 --         $  --
Options granted, with
  exercise prices:
  Greater than fair value at
     grant date..............         --            --            700,000          8.36
  Equal to fair value at
     grant date..............    648,000          8.11            315,000          6.59
  Less than fair value at
     grant date..............         --            --             50,000          5.50
Forfeited....................   (107,000)         8.60                 --            --
                               ---------                        ---------
Outstanding at end of year...  1,606,000          7.81          1,065,000          7.70
                               =========                        =========
Exercisable at end of year...    340,000          7.82            240,000          7.54
                               =========                        =========

     Exercise prices for options outstanding at December 31, 1999 ranged from $5.50 to $10.50, of which 33% were at $8.25, 16% at $6.50 and 14% at $6.625, and the balance evenly distributed throughout the range. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years.

     The Company also has outstanding at December 31, 1999; 3,600,000 warrants at $5.50, expiring in 2005; 130,000 warrants at $6.00, expiring in 2003; and 770,000 warrants at $6.00, expiring in 2002.

     The Company recognized $1.5 million and $0.9 million in 1999 and 1998, respectively, in stock-based compensation expense. As required by FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Significant underlying assumptions made are summarized as follows:

Risk-free rate of return....................................       6.34%
Dividend yield..............................................          0%
Volatility factor...........................................      0.287
Expected life of award......................................    5 years

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Based on the methodology and assumptions delineated above, the weighted average fair value of options granted in 1999, at grant date, was $2.10 per share. The pro forma impact would be to decrease net income by $0.9 million and decrease net income per share by $0.07 for basic and $0.06 for fully diluted for the year ended December 31, 1999.

N. PREFERRED SHARES

     The Company has authorized 2,000,000, $.001 par value Non-Voting Preferred Shares. The Company has never issued any Non-Voting Preferred Shares; however, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. Holders of Non-Voting Preferred Shares shall have no voting rights except as required by law.

O. STATUTORY FINANCIAL INFORMATION

     The Company's insurance subsidiaries, Central, Provident, Continental and United Benefit, are required to file Annual Statements with state insurance regulatory authorities to whose jurisdiction those entities are subject. These Annual Statements are prepared on an accounting basis prescribed or permitted by the domiciliary state insurance department, which differs from GAAP. Prescribed accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general and administrative rules. Permitted statutory accounting practices encompass all accounting practices not prescribed.

     The following table represents a full year of the statutory capital and surplus and the statutory net gain (loss) as reported in the Annual Statement filed with the regulatory authorities for all the Company's insurance subsidiaries.

                                 STATUTORY CAPITAL AND
                                        SURPLUS               STATUTORY NET GAIN (LOSS)
                                      DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                 ----------------------    -------------------------------
                                   1999         1998        1999        1998        1997
                                 ---------    ---------    -------    --------    --------
                                                  (DOLLARS IN THOUSANDS)
Central........................   $23,109      $30,418     $(1,994)   $(21,163)   $(21,616)
Provident......................     3,356        5,393        (983)         --          --
Continental....................    33,535           --      14,996          --          --
United Benefit.................     3,854           --         421          --          --
                                  -------      -------     -------    --------    --------
          Total................   $63,854      $35,811     $12,440    $(21,163)   $(21,616)
                                  =======      =======     =======    ========    ========

     The Company's insurance subsidiaries are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. The RBC model serves as a benchmark for the regulation of life and accident and health insurance companies by state insurance regulators. At December 31, 1999, the statutory capital and surplus of Central, Provident, Continental, and United Benefit each exceed the minimum RBC requirements to which the entity is subject.

     The amount of dividends, which the Company's subsidiaries can pay, is subject to certain regulatory restrictions. In 2000, Central, Provident and United Benefit cannot pay any dividends without the prior approval of the respective Commissioner of Insurance of the State of domicile as a result of specific regulatory requirements. Continental can pay approximately $3.4 million in dividends, in 2000, without the prior approval

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

of the Nebraska Insurance Commissioner. However, by agreement with the State of Nebraska Department of Insurance on February 17, 1999, the Company has agreed that Continental would not pay dividends to the Company prior to August 17, 2000, without the approval of the Nebraska Department of Insurance.

P. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999           1998          1997
                                                -----------    ----------    ----------
                                                        (DOLLARS IN THOUSANDS)
Basic
  Average common shares outstanding...........   13,328,339     7,845,172     4,182,672
                                                ===========    ==========    ==========
  Net income (loss)...........................  $    11,704    $   (3,836)   $  (20,956)
                                                ===========    ==========    ==========
  Net income (loss) per common share..........  $      0.88    $    (0.49)   $    (5.01)
                                                ===========    ==========    ==========
Diluted
  Average common shares outstanding...........   13,328,339     7,845,172     4,182,672
  Warrants/stock options - treasury stock
     method...................................    1,905,560            --            --
                                                -----------    ----------    ----------
  Weighted average shares.....................   15,233,899     7,845,172     4,182,672
                                                ===========    ==========    ==========
  Net income (loss)...........................  $    11,704    $   (3,836)   $  (20,956)
                                                ===========    ==========    ==========
  Net income (loss) per common share..........  $      0.77    $    (0.49)   $    (5.01)
                                                ===========    ==========    ==========

     Net income (loss) per common share has been computed in accordance with FASB's Statement of Financial Accounting Standards No. 128, Earnings Per Share. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from operations is reported.

Q. EMPLOYEE BENEFIT PLAN

     Effective January 1, 1998, the Company's noncontributory pension plan was converted into a defined contribution 401(k) savings plan (the "Plan"). Employees become eligible to participate in the Plan after six months of service. Based on the provisions of the Plan, participants may contribute up to 10% of their pretax annual compensation. The Plan provides for a 100% employer matching contribution only for that portion of participant contributions made to a fund, which holds principally the Company's common shares, up to $1,000 annually. The employer matching contribution vests over a five-year graded vesting schedule with 100% vesting after five years.

     In 1999 and 1998, total matching contributions expensed by the Company were approximately $133,000 and $52,000, respectively.

     Prior to January 1, 1998, the Plan operated as a noncontributory pension plan, covering substantially all employees of Central who had completed six months of service. Vesting in accordance with the Plan began after two years of service, with full vesting after seven years. Total contributions made under the Plan were $1.3 million in 1997.

     Continental employees are eligible to participate in the Continental Retirement Savings Plan ("Continental Plan") after completing one full year of service and 1,000 hours of service within any one calendar year. Participants of the Continental Plan may contribute up to 10% of their pre-tax annual compensation. The

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Continental Plan provides for employer matching equal to 50% of the employee's contribution of up to the first 2% of an employee's annual compensation. Continental employees are immediately 100% vested under the Continental Plan.

R. OPERATING SEGMENTS

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

     The corporate segment encompasses all other activities of the Company, including interest income and expense of the parent company. Revenues from each segment are primarily generated from premiums charged

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

to external policyholders and interest earned on cash and investments and are summarized in the following tables:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Medical
  Revenues
     Net premiums..................................  $251,876    $143,064    $235,129
     Investment income, realized gains.............     6,985       5,682       4,860
     Fee and other income..........................    21,307       8,294       9,152
                                                     --------    --------    --------
                                                      280,168     157,040     249,141
                                                     --------    --------    --------
  Expenses
     Benefits and claims...........................   176,531     108,439     198,704
     Other operating expenses......................    93,963      49,143      69,210
                                                     --------    --------    --------
                                                      270,494     157,582     267,914
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $  9,674    $   (542)   $(18,773)
                                                     ========    ========    ========
Specialty and other
  Revenues
     Net premiums..................................  $ 75,870    $ 11,124    $ 14,578
     Investment income, realized gains.............    14,233       1,498       1,621
     Fee and other income..........................     1,364          --          --
                                                     --------    --------    --------
                                                       91,467      12,622      16,199
                                                     --------    --------    --------
  Expenses
     Benefits and claims...........................    56,572       7,620      12,072
     Other operating expenses......................    18,164       3,986       4,931
                                                     --------    --------    --------
                                                       74,736      11,606      17,003
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $ 16,731    $  1,016    $   (804)
                                                     ========    ========    ========
Corporate and other
  Revenues
     Investment income.............................  $    251    $    485    $    193
     Fee and other income..........................       207          --          --
                                                     --------    --------    --------
                                                          458         485         193
                                                     --------    --------    --------
  Expenses
     Interest and financing expenses...............     3,902       1,842       1,078
     Other operating expenses......................     4,955       1,886         627
                                                     --------    --------    --------
                                                        8,857       3,728       1,705
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes.........................................  $ (8,399)   $ (3,243)   $ (1,512)
                                                     ========    ========    ========
Income (loss) before federal income taxes..........  $ 18,006    $ (2,769)   $(21,089)
                                                     ========    ========    ========

     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 1999, 1998, and 1997, which included certain reclassifications.

S. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments are based upon quoted market prices, where available, or on values obtained from independent pricing services. In cases where quoted market prices are not available, fair value is

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The following methods and assumptions were used by the Company in estimating its fair value disclosures:

     INVESTMENT SECURITIES--Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services.

     CASH, CASH EQUIVALENTS, PREMIUMS RECEIVABLE, NOTE RECEIVABLE, REINSURANCE RECEIVABLE, SURPLUS NOTES, MORTGAGE LOANS AND POLICY LOANS--The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

     ANNUITY CONTRACTS--The fair value for the annuity reserves included in the liability for future policy benefit, losses, and claims is the amount payable on demand.

     OTHER POLICYHOLDERS' FUNDS--The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     MORTGAGE NOTE PAYABLE, NOTE PAYABLE AND REINSURANCE PAYABLE--The carrying amount reported in the consolidated balance sheets for the mortgage note payable and note payable approximates their fair value.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Carrying amounts and estimated fair values of financial instruments at December 31, 1999 and 1998, are summarized as follows:

                                                                   DECEMBER 31,
                                                 ------------------------------------------------
                                                          1999                      1998
                                                 ----------------------    ----------------------
                                                 CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                 --------    ----------    --------    ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Investments
  Fixed maturities available for sale..........  $300,986     $300,986     $80,832      $80,832
  Fixed maturities held to maturity............        --           --       8,900        9,018
  Surplus Notes................................     5,043        5,043          --           --
  Policy loans.................................     3,828        3,828          94           94
  Mortgage Loans...............................        95           95          --           --
Cash and cash equivalents......................    42,921       42,921      19,376       19,376
Premiums receivable............................     4,905        4,905       2,204        2,204
Note receivable................................        --           --       7,368        7,368
Reinsurance receivable.........................   263,289      263,289      41,417       41,417
LIABILITIES
Annuity reserve................................   218,074      209,586      18,224       18,083
Other policyholders' funds.....................    22,365       22,365       8,846        8,846
Mortgage note payable..........................     8,157        8,157       8,283        8,283
Long-term debt.................................    40,000       40,000          --           --

T. CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of fixed maturity investments, cash, cash equivalents, and reinsurance receivable.

     The Company maintains cash and short-term investments with various financial institutions, and the Company performs periodic evaluations of the relative credit standings of those financial institutions.

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 1999, Hannover maintained an "A" rating from the A.M. Best Company. The Company performs periodic evaluation of this reinsurer's credit standing.

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

U. QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 1999 and 1998:

                                                       FIRST       SECOND        THIRD        FOURTH
                                                     ---------    ---------    ---------    ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  Revenues.........................................   $78,434      $93,555      $97,424      $102,680
  Benefits and claims..............................    50,210       60,387       60,108        62,398
  Selling, general and administrative and other
     expenses......................................    24,803       28,530       33,193        34,458
  Net income.......................................     2,224        3,014        2,680         3,786(d)
  Basic earnings per share.........................      0.17         0.23         0.20          0.28
  Diluted earnings per share.......................      0.15         0.19         0.17          0.26
1998
  Revenues.........................................    38,105       40,257       45,412        46,373
  Benefits and claims..............................    30,643(a)    31,289(a)    30,082        24,045
  Selling, general and administrative and other
     expenses......................................     9,820(a)    12,022(a)    14,927        20,088(b)
  Net (loss) income................................    (2,358)      (3,055)         403         1,174
  Basic (loss) earnings per share (c)..............     (0.56)       (0.73)        0.04          0.10
  Diluted (loss) earnings per share (c)............     (0.56)       (0.73)        0.03          0.09

---------------

(a) In 1998, the Company reclassified certain items from commissions and general expenses to benefits and claims related to the first and second quarters. There was no effect on earnings (loss) or the per share amounts resulting from these reclassifications.

(b) Includes $3.7 million related to policy administration fees expensed to Hannover in 1998.

(c) The sum of basic and diluted income (loss) per share by quarter does not agree with the amounts reported on the statement of operations due to the issuance of 7,300,000 Company Common Shares in July 1998.

(d) The increase in the fourth quarter net income is primarily a result of a decrease in claim reserves held for the health business of Continental and a leveling of the increased reserves held for adverse deviations in the long-term care business of Continental.

V. SUBSEQUENT EVENTS

 PYRAMID LIFE INSURANCE COMPANY ACQUISITION

     On October 7, 1999, the Company announced the signing of a definitive agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. The parties also reached an agreement in principle for the Company's subsidiaries to sell specialty medical insurance products through the agent distribution systems of selected Unitrin insurance subsidiaries over a three-year term. Pyramid, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long term care, home health care, and senior life products. At December 31, 1999, Pyramid, on a statutory basis, had assets of $120.0 million, capital and surplus of approximately $43.0 million, and 1999 revenue of $72.0 million. Pyramid markets senior insurance products through approximately 2,500 independent agents in 40 states.

     The acquisition, subject to regulatory approvals and other customary terms and conditions, is expected to be completed in the second quarter of 2000. At completion, Pyramid will be a wholly-owned subsidiary of Continental General. The $67.5 million purchase price is expected to be financed as follows: (a) up to

                        DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

$15 million from financing provided by The Chase Manhattan Bank and associated banks, (b) $25.0 million from special dividends to be paid by Pyramid in conjunction with the purchase, (c) $7.5 million from the sale of our convertible preferred stock to the seller, and (d) $20.0 million from the proceeds of a private placement offering of our common stock at $6.00 per share.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                1999       1998
                                                              --------    -------
ASSETS
Investments in subsidiaries*................................  $ 87,187    $25,344
Cash and cash equivalents...................................     1,674     11,175
Property and equipment, net.................................     8,887      9,076
Other assets................................................     4,416        734
                                                              --------    -------
                                                              $102,164    $46,329
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Long-term debt............................................  $ 48,157    $ 8,284
  Other liabilities.........................................     9,346      2,209
                                                              --------    -------
                                                                57,503     10,493
                                                              --------    -------
Shareholders' equity
  Common stock..............................................        14         12
  Additional Paid-in capital................................    60,290     43,883
  Retained earnings (deficit)...............................     2,549     (9,155)
  Accumulated other comprehensive (loss) income.............   (18,192)     1,096
                                                              --------    -------
                                                                44,661     35,836
                                                              --------    -------
                                                              $102,164    $46,329
                                                              ========    =======

---------------

* Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               1999       1998        1997
                                                              -------    -------    --------
REVENUES
Rental income*..............................................  $ 1,410    $   930    $  1,310
Net investment income.......................................       72        293          --
                                                              -------    -------    --------
                                                                1,482      1,223       1,310
EXPENSES
Selling, general and administrative expenses................   10,103      3,712       1,690
                                                              -------    -------    --------
Loss before income tax expense (benefit) in earning (losses)
  of subsidiaries...........................................   (8,621)    (2,489)       (380)
Income tax expense (benefit)................................    1,469      1,067        (132)
                                                              -------    -------    --------
Loss before equity in earnings of subsidiaries..............  (10,090)    (3,556)       (248)
Equity in net income (loss) of subsidiaries.................   21,794       (280)    (20,708)
                                                              -------    -------    --------
NET INCOME (LOSS)...........................................  $11,704    $(3,836)   $(20,956)
                                                              =======    =======    ========

---------------

* Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               1999       1998        1997
                                                              -------    -------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $11,704    $(3,836)   $(20,956)
  Change in other liabilities...............................    7,137      3,208          10
  Depreciation..............................................      380        449         449
  Change in other assets....................................   (3,682)      (107)       (300)
  Dividends income received from subsidiaries...............      450         --          --
                                                              -------    -------    --------
Net cash provided by (used in) operating activities.........   15,989       (286)    (20,797)
                                                              -------    -------    --------
INVESTING ACTIVITIES
  Surplus note receivable*..................................       --     14,000     (14,000)
  Contribution to subsidiary surplus*.......................       --    (21,200)     (5,000)
  Investments in subsidiaries...............................  (21,793)       280      20,709
  Acquisition of Continental General Corporation, net of
     $24,712 cash acquired..................................  (59,788)        --          --
  Purchase of property and equipment........................     (191)        --        (267)
                                                              -------    -------    --------
Net cash (used in) provided by investing activities.........  (81,772)    (6,920)      1,442
                                                              -------    -------    --------
FINANCING ACTIVITIES
  Proceeds from notes payable...............................       --         --      25,200
  Repayment of notes payable................................       --    (20,000)     (5,200)
  Increase in long-term borrowings..........................   40,000         --          --
  Principal payment on mortgage payable.....................     (127)      (115)       (105)
  Proceeds from private placement...........................   15,000         --          --
  Issuance of common shares.................................    1,409     37,675         142
                                                              -------    -------    --------
Net cash provided by financing activities...................   56,282     17,560      20,037
                                                              -------    -------    --------
Net (decrease) increase in cash.............................   (9,501)    10,354         682
Cash and cash equivalents at beginning of year..............   11,175        821         139
                                                              -------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 1,674    $11,175    $    821
                                                              =======    =======    ========

---------------

* Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                              FUTURE POLICY              OTHER POLICY
                                                 DEFERRED       BENEFITS,                 CLAIMS AND                  NET
                                                ACQUISITION    LOSSES AND     UNEARNED     BENEFITS     PREMIUM    INVESTMENT
                                                   COSTS         CLAIMS       PREMIUMS     PAYABLE      REVENUE      INCOME
--------------------------------------------------------------------------------
Year ended December 31, 1999
  Medical.....................................    $18,758       $  6,839      $ 8,613      $120,081     $251,876    $  7,027
  Specialty and other.........................      7,892        350,310       23,432        29,457      75,870       14,084
  Corporate and other.........................         --             --           --            --          --          251
                                                  -------       --------      -------      --------     --------    --------
        Total.................................    $26,650       $357,149      $32,045      $149,538     $327,746    $ 21,362
                                                  =======       ========      =======      ========     ========    ========
Year ended December 31, 1998
  Medical.....................................    $ 3,400       $    395      $ 2,024      $ 73,872     $143,064    $  5,647
  Specialty and other.........................        278         20,299           --           523      11,124        1,322
  Corporate and other.........................        132             --           --            --          --          485
                                                  -------       --------      -------      --------     --------    --------
        Total.................................    $ 3,810       $ 20,694      $ 2,024      $ 74,395     $154,188    $  7,454
                                                  =======       ========      =======      ========     ========    ========
Year ended December 31, 1997
  Medical.....................................    $    --       $     68      $   720      $ 55,546     $235,129    $  4,875
  Specialty and other.........................        326         23,761           --           641      14,578        1,460
  Corporate and other.........................         --            354           --            --          --          193
                                                  -------       --------      -------      --------     --------    --------
        Total.................................    $   326       $ 24,183      $   720      $ 56,187     $249,707    $  6,528
                                                  =======       ========      =======      ========     ========    ========

                                                                   NET
                                                               AMORTIZATION
                                                                AND CHANGE
                                                               IN DEFERRAL
                                                 BENEFITS,    OF ACQUISITION
                                                  CLAIMS,       COSTS AND
                                                LOSSES AND       VALUE OF        OTHER
                                                SETTLEMENT       BUSINESS      OPERATING
                                                 EXPENSES        ACQUIRED      EXPENSES
----------------------------------------------
Year ended December 31, 1999
  Medical.....................................   $176,531        $(13,210)     $107,174
  Specialty and other.........................     56,572          (8,682)       26,845
  Corporate and other.........................         --              --         8,857
                                                 --------        --------      --------
        Total.................................   $233,103        $(21,892)     $142,876
                                                 ========        ========      ========
Year ended December 31, 1998
  Medical.....................................   $108,439        $    600      $ 49,814
  Specialty and other.........................      7,620              47         2,668
  Corporate and other.........................         --              --         3,728
                                                 --------        --------      --------
        Total.................................   $116,059        $    647      $ 56,210
                                                 ========        ========      ========
Year ended December 31, 1997
  Medical.....................................   $198,704        $     --      $ 69,210
  Specialty and other.........................     12,072              --         4,931
  Corporate and other.........................         --               4         1,701
                                                 --------        --------      --------
        Total.................................   $210,776        $      4      $ 75,842
                                                 ========        ========      ========

                 See accompanying independent auditors' report.

                                                                     SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                             ASSUMED                   PERCENTAGE OF
                                               CEDED TO       FROM                        AMOUNT
                                  GROSS         OTHER         OTHER         NET         ASSUMED TO
                                  AMOUNT      COMPANIES     COMPANIES      AMOUNT           NET
----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.......  $3,863,690    $1,165,579    $129,428     $2,827,539         4.6%
                                ==========    ==========    ========     ==========
Premiums
  Life insurance..............  $   17,735    $    5,757    $  1,958     $   13,936        14.1%
  Accident and health
     insurance................     587,819       353,544      79,535        313,810        25.3%
                                ----------    ----------    --------     ----------
                                $  605,554    $  359,301    $ 81,493     $  327,746        24.9%
                                ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.......  $1,239,853    $   88,477    $     --     $1,151,376
                                ==========    ==========    ========     ==========
Premiums
  Life insurance..............  $    6,817    $      201    $     --     $    6,616
  Accident and health
     insurance................     251,454       149,805      45,923        147,572        29.8%
                                ----------    ----------    --------     ----------
                                $  258,271    $  150,006    $ 45,923     $  154,188        28.6%
                                ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1997
Life insurance in force.......  $1,192,280    $   95,249    $     --     $1,097,031
                                ==========    ==========    ========     ==========
Premiums
  Life insurance..............  $    7,004    $      166    $     --     $    6,838
  Accident and health
     insurance................     246,005         3,136          --        242,869
                                ----------    ----------    --------     ----------
                                $  253,009    $    3,302    $     --     $  249,707
                                ==========    ==========    ========     ==========

                 See accompanying independent auditors' report.

ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     As reported on Form 8-K/A dated August 27, 1998, we appointed Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 1998 to replace the firm of KPMG LLP which was dismissed as our auditors effective August 27, 1998. There were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 27, 2000. We expect to file the Proxy Statement by April 28, 2000.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 27, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 27, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 27, 2000.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT
           SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Ceres Group, Inc. and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 1999 and 1998.

        Consolidated Statements of Operations -- Years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998, and 1997.

        Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998, and 1997.

        Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules.

        Ceres Group, Inc.:

        II. Condensed Financial Information of Registrant -- Ceres Group, Inc. (parent only).

        III. Supplementary Insurance Information.

        IV. Reinsurance.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K: None

     (c) Exhibits

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (2)  Plan of acquisition, reorganization,
      Arrangement, liquidation, or succession
      (1) Stock Purchase Agreement, dated as of               0-8483            8-K     Dec. 1997        2.1
          November 26, 1997, by and Between Strategic
          Partners and Central Reserve
      (2) Amendment No. 1 to Stock Purchase Agreement,        0-8483            8-K     Dec. 1997        2.1
          dated as of December 16, 1997, by and
          between Strategic Partners and Central
          Reserve
      (3) Amended and Restated Stock Purchase                 0-8483           10-K     Mar. 1998        2.2
          Agreement, dated March 30, 1998, by and
          among Strategic Partners, Insurance
          Partners, L.P., Insurance Partners Offshore
          (Bermuda), L.P. and Central Reserve
      (4) Merger Agreement and Plan of Reorganization         0-8483            8-K     Dec. 1998        2.1
          dated December 8, 1998 between Central
          Reserve Life Corporation and Ceres Group,
          Inc.
      (5) Stock Purchase Agreement dated as of                0-8483            8-K     Feb. 1999        2.2
          November 4, 1998 between The Western and
          Southern Life Insurance Company and Ceres
          Group, Inc.
 (3)  Articles of Incorporation and By-laws
      (1) Certificate of Incorporation of Ceres Group,        0-8483            8-K     Dec. 1998        3.1
          Inc. as filed with Secretary of Delaware on
          October 22, 1998
      (2) Bylaws of Ceres Group, Inc.                         0-8483            8-K     Dec. 1998        3.2

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (4)  Instruments defining the rights of Security
      holders, including indentures
      (1) Voting Agreement, dated as of July                  0-8483            8-K     Feb. 1999        4.1
          1, 1998, by and among Ceres Group, Inc. (as
          successor-in-interest to Central Reserve Life
          Corporation) and the security holders listed on
          the Signature pages thereof.
      (2) Stockholders Agreement, dated as                    0-8483            8-K     Feb. 1999        4.2
          of July 1, 1998, by and among Ceres Group,
          Inc. (as successor-in-interest to Central
          Reserve Life Corporation) and the security
          holders listed on the Signature pages thereof.
      (3) Registration Rights Agreement, dated as of          0-8483            8-K     Feb. 1999        4.3
          July 1, 1998, between Ceres Group, Inc. (as
          successor-in-interest to Central Reserve
          Life Corporation) and the persons and
          entities set forth on the signature pages
          attached thereto.
      (4) Amendment No. 1 to Registration Rights              0-8483            8-K     Feb. 1999        4.4
          Agreement, dated as of February 17, 1999,
          between Ceres Group, Inc. (as
          successor-in-interest to Central Reserve
          Life Corporation) and the persons and
          entities set forth on the signature pages
          attached thereto.
(10)  Material Contracts
      (1) Agreement of Lease                                  0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note                                       0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage                                            0-8483           10-K     Mar. 1992       10(e)
      (4) Credit Agreement, dated as of December 16,          0-8483            8-K     Dec. 1997       10.1
          1997, by and between Central Reserve and
          Strategic Partners.
      (5) Pledge Agreement, dated as of December 16,          0-8483            8-K     Dec. 1997       10.2
          1997, by and between Central Reserve and
          Strategic Partners.
      (6) Promissory Note, dated as of December 16,           0-8483            8-K     Dec. 1997       10.3
          1997, by Central Reserve in favor of
          Strategic Partners.
      (7) Warrants to purchase Common Shares, dated           0-8483            8-K     Dec. 1997       10.4
          December 16, 1997, by Central Reserve in
          favor of Peter W. Nauert

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
       (8) Warrant to purchase Common Shares, dated           0-8483            8-K     Dec. 1997       10.5
           December 16, 1997, by Central Reserve in
           favor of the Turkey Vulture Fund XIII, Ltd.
       (9) The Central Reserve Life Insurance Company         0-8483            8-K     Dec. 1997       10.9
           Severance Benefit Plan.
      (10) Reinsurance Agreement between Central              0-8483           10-K     Mar. 1998      10.10
           Reserve Life Insurance Company and
           Reassurance Company of Hannover.
      (11) Amendment No. 1 to Credit Agreement, Dated         0-8483           10-K     Mar. 1998      10.11
           as of March 25, 1998 by and Between Central
           Reserve and Strategic Partners.
      (12) Administrative Services                            0-8483         10-K/A     Mar. 1998      10.12
           Agreement, Dated March 25, 1998 by and
           between Mutual Management Company, Inc. and
           Central Reserve Life Insurance Company.
      (13) Amendment No. 1 to Warrant to Purchase             0-8483           10-K     Mar. 1998      10.13
           Common Shares, dated March 30, 1998 by
           Central Reserve in favor of Peter Nauert
      (14) Amendment No. 1 to Warrant to Purchase             0-8483           10-K     Mar. 1998      10.14
           Common Shares, dated March 30, 1998 by
           Central Reserve in favor of Turkey Vulture
           Fund XIII, Ltd.
      (15) Employment agreement dated June 30, 1998,          0-8483           10-Q     Sept. 1998     10.17
           by and between Peter Nauert and Central
           Reserve Life Corporation
      (16) Employment agreement dated June 1, 1998, by        0-8483           10-Q     Sept. 1998     10.19
           and between Glen Laffoon and Central
           Reserve Life Insurance Company
      (17) Employment agreement dated October 1, 1998,        0-8483           10-K     Mar. 1999      10.20
           by and between Charles Miller and Central
           Reserve Life Corporation
      (18) Reinsurance Agreement dated February 1,            0-8483           10-K     Mar. 1999      10.21
           1999, between Continental General Life
           Insurance Company and Reassurance Company
           of Hannover.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (19) Credit Agreement, dated February 17, 1999,         0-8483            8-K     Feb. 1999      10.22
           among Ceres Group, Inc., the lending
           institutions and The Chase Manhattan Bank,
           as Administrative Agent
      (20) First Amendment to Employment Agreement            0-8483              *                    10.23
           between Peter W. Nauert and Ceres Group,
           Inc., dated March 18, 1999
      (21) Second Amendment to Employment Agreement           0-8483              *                    10.24
           between Peter W. Nauert and Ceres Group,
           Inc., dated June 15, 1999
      (22) Third Amendment to Employment Agreement            0-8483              *                    10.25
           between Peter W. Nauert and Ceres Group,
           Inc., dated December 19, 1999
(16)  Letter regarding change in certifying accountant        0-8483            8-K     Aug. 1998       16.1
(21)  Subsidiaries of the Registrants                         0-8483              *                     21.1
(23)  Consents of Experts and counsel
      (1) Consent of Ernst & Young LLP                        0-8483              *                     23.1
      (2) Consent of KPMG LLP                                 0-8483              *                     23.2
(27)  Financial Data Schedule                                 0-8483              *                     27.1

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CERES GROUP, INC.

Date: March 30, 2000                                         By:   /s/ PETER W. NAUERT
                                               -----------------------------------------------------
                                                             Peter W. Nauert, Chairman

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

March 30, 2000                                                By: /s/ PETER W. NAUERT
                                              -------------------------------------------------------
                                                       Peter W. Nauert, Chairman, President
                                                            and Chief Executive Officer
                                                           (principal executive officer)

March 30, 2000                                            By: /s/ CHARLES E. MILLER, JR.
                                              -------------------------------------------------------
                                                 Charles E. Miller, Jr., Executive Vice President,
                                                       Chief Financial Officer and Treasurer
                                                   (principal financial and accounting officer)

March 30, 2000                                                By: /s/ ANDREW A. BOEMI
                                              -------------------------------------------------------
                                                             Andrew A. Boemi, Director

March 30, 2000                                              By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

March 30, 2000                                               By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 30, 2000                                               By: /s/ SUSAN S. FLEMING
                                              -------------------------------------------------------
                                                            Susan S. Fleming, Director

March 30, 2000                                                By: /s/ RODNEY L. HALE
                                              -------------------------------------------------------
                                                             Rodney L. Hale, Director

March 30, 2000                                                By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director

March 30, 2000                                                 By: /s/ MARK H. TABAK
                                              -------------------------------------------------------
                                                              Mark H. Tabak, Director

                               INDEX TO EXHIBITS

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or
      succession
      (1) Stock Purchase Agreement, dated as        0-8483            8-K     Dec. 1997        2.1
          of November 26, 1997, by and
          between Strategic Partners and
          Central Reserve.
      (2) Amendment No. 1 to Stock Purchase         0-8483            8-K     Dec. 1997        2.1
          Agreement, dated as of December
          16, 1997, by and between Strategic
          Partners and Central Reserve.
      (3) Amended and Restated Stock                0-8483           10-K     Mar. 1998        2.2
          Purchase Agreement, dated March
          30, 1998, by and among Strategic
          Partners, Insurance Partners,
          L.P., Insurance Partners Offshore
          (Bermuda), L.P. and Central
          Reserve.
      (4) Merger Agreement and Plan of              0-8483            8-K     Dec. 1998        2.1
          Reorganization dated December 8,
          1998 between Central Reserve Life
          Corporation and Ceres Group, Inc.
      (5) Stock Purchase Agreement dated as         0-8483            8-K     Feb. 1999        2.2
          of November 4, 1998 between The
          Western and Southern Life
          Insurance Company and Ceres Group,
          Inc.
 (3)  Articles of Incorporation and By-laws
      (1) Certificate of Incorporation of           0-8483            8-K     Dec. 1998        3.1
          Ceres Group, Inc. as filed with
          Secretary of Delaware on October 22,
          1998.
      (2) Bylaws of Ceres Group, Inc.               0-8483            8-K     Dec. 1998        3.2
 (4)  Instruments defining the rights of
      security holders, including indentures
      (1) Voting Agreement, dated as of July        0-8483            8-K     Feb. 1999        4.1
          1, 1998, by and among Ceres Group,
          Inc. (as successor-in-interest to
          Central Reserve Life Corporation)
          and the security holders listed on
          the signature pages thereof.
      (2) Stockholders Agreement, dated as          0-8483            8-K     Feb. 1999        4.2
          of July 1, 1998 by and among
          Ceres Group, Inc. (as
          successor-in-interest to Central
          Reserve Life Corporation) and the
          security holders listed on the
          signature pages thereof.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (3) Registration Rights Agreement,            0-8483            8-K     Feb. 1999        4.3
          dated as of July 1, 1998 between Ceres
          Group, Inc. (as
          successor-in-interest to Central
          Reserve Life Corporation) and the
          persons and entities set forth on
          the signature pages attached
          thereto.
      (4) Amendment No. 1 to Registration           0-8483            8-K     Feb. 1999        4.4
          Rights Agreement, dated as of
          February 17, 1999, between Ceres
          Group, Inc. (as
          successor-in-interest to Central
          Reserve Life Corporation) and the
          persons and entities set forth on
          the signature pages attached
          thereto.
(10)  Material Contracts
      (1) Agreement of Lease                        0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note                             0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage                                  0-8483           10-K     Mar. 1992       10(e)
      (4) Credit Agreement, dated as of             0-8483            8-K     Dec. 1997       10.1
          December 16, 1997, by and between
          Central Reserve and Strategic
          Partners.
      (5) Pledge Agreement, dated as of             0-8483            8-K     Dec. 1997       10.2
          December 16, 1997, by and between
          Central Reserve and Strategic
          Partners.
      (6) Promissory Note, dated as of              0-8483            8-K     Dec. 1997       10.3
          December 16, 1997, by Central
          Reserve in favor of Strategic
          Partners.
      (7) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.4
          dated December 16, 1997, by
          Central Reserve in favor of Peter
          W. Nauert.
      (8) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.5
          dated December 16, 1997, by
          Central Reserve in favor of the
          Turkey Vulture Fund XIII, Ltd.
      (9) The Central Reserve Life Insurance        0-8483            8-K     Dec. 1997       10.9
          Company Severance Benefit Plan.
     (10) Reinsurance Agreement between             0-8483           10-K     Mar. 1998      10.10
          Central Reserve Life Insurance
          Company and Reassurance Company
          of Hannover.
     (11) Amendment No. 1 to Credit                 0-8483           10-K     Mar. 1998      10.11
          Agreement, dated as of March 25,
          1998 by and between Central
          Reserve and Strategic Partners.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (12) Administrative Services                  0-8483         10-K/A     Mar. 1998      10.12
      Agreement, dated March 25, 1998 by and
      between Mutual Management Company,
      Inc. and Central Reserve Life
      Insurance Company.
      (13) Amendment No. 1 to Warrant to            0-8483           10-K     Mar. 1998      10.13
           purchase Common Shares, dated
           March 30, 1998 by Central Reserve
           in favor of Peter Nauert.
      (14) Amendment No. 1 to Warrant to            0-8483           10-K     Mar. 1998      10.14
           purchase Common Shares, dated
           March 30, 1998 by Central Reserve
           in favor of the Turkey Vulture
           Fund XIII, Ltd.
      (15) Employment agreement dated June          0-8483           10-Q     Sept. 1998     10.17
           30, 1998, by and between Peter
           Nauert and Central Reserve Life
           Corporation.
      (16) Employment agreement dated June          0-8483           10-Q     Sept. 1998     10.19
           1, 1998, by and between Glen
           Laffoon and Central Reserve Life
           Insurance Company.
      (17) Employment agreement dated                    *                                   10.20
           October 1, 1998, by and between
           Charles Miller and Central
           Reserve Life Corporation.
      (18) Reinsurance Agreement dated                   *                                   10.21
           February 1, 1999, between
           Continental General Life
           Insurance Company and Reassurance
           Company of Hannover.
      (19) Credit Agreement dated February          0-8483            8-K     Feb. 1999      10.22
            17, 1999, among Ceres Group,
      Inc., the lending institutions and The
      Chase Manhattan Bank, as
      Administrative Agent.
      (20) First Amendment to Employment            0-8483              *                    10.23
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated March
           18, 1999.
      (21) Second Amendment to Employment           0-8483              *                    10.24
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated June
           15, 1999.
      (22) Third Amendment to Employment            0-8483         *                        10.25
           Agreement between Peter W. Nauert
           and Ceres Group, Inc., dated
           December 19, 1999

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
(16)  Letter re: change in certifying
      accountant
      (1) Letter regarding change in                0-8483            8-K     Aug. 1998       16.1
      certifying accountant.
(21)  Subsidiaries of the registrant
      (1) Subsidiaries                                   *                                      21
(23)  Consents of expert and counsel
      (1) Consent of Ernst & Young LLP                   *                                    23.1
      (2) Consent of KPMG LLP                            *                                    23.2
(27)  Financial Data Schedule
      (1) Financial Data Schedule                        *                                    27.1

* Filed herewith.