Form 10-Q
period 2000-03-31
CERES GROUP INC
filed 2000-05-15
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000
                                 --------------

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

                             17800 Royalton Road
                            Cleveland, Ohio 44136
                            ---------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

Common Stock, $.001 Par Value - 13,781,381 shares as of May 1, 2000.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I        FINANCIAL INFORMATION                                                                          Page
                                                                                                             ----

Item 1.       Financial Statements - Unaudited                                                                 3

              Condensed Consolidated Balance Sheets - March 31, 2000 and                                       3
                   December 31, 1999.

              Condensed Consolidated Statements of Income - Three months ended                                 4
                   March 31, 2000 and 1999.

              Condensed Consolidated Statements of Stockholders' Equity - Three                                5
                   months ended March 31, 2000.

              Condensed Consolidated Statements of Cash Flows - Three months                                   6
                   ended March 31, 2000 and 1999.

              Notes to Condensed Consolidated Financial Statements.                                            7

Item 2.       Management's Discussion and Analysis of Financial Condition and                                 13
                   Results of Operations

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                          21


PART II       OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                21

              Signatures                                                                                      22

              Exhibits                                                                                        23

                        PART I FINANCIAL INFORMATION
                        ----------------------------


Item 1.  Financial Statements - Unaudited
-----------------------------------------


                     CERES GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)
                                  UNAUDITED

                                                                        March 31,        December 31,
ASSETS                                                                     2000              1999
                                                                       ----------        ------------
Investments

   Fixed maturities available for sale, at fair value                   $ 308,925         $ 300,986
   Surplus notes                                                            4,807             5,043
   Policy and mortgage loans                                                3,933             3,923
                                                                        ---------         ---------
       Total investments                                                  317,665           309,952
Cash and cash equivalents (of which $6,897 and $4,763
       is restricted, respectively)                                        27,274            42,921
Accrued investment income                                                   4,966             5,234
Premiums receivable                                                         5,179             4,905
Reinsurance receivable                                                    270,731           263,289
Property held for sale                                                        150             2,177
Property and equipment, net                                                15,215            15,091
Deferred federal income taxes                                               1,974             1,792
Deferred acquistion costs                                                  33,679            26,650
Value of business acquired                                                 17,067            16,731
Goodwill                                                                   22,598            22,857
Other assets                                                               17,844             6,269
                                                                        ---------         ---------
       Total assets                                                     $ 734,342         $ 717,868
                                                                        =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accrual
   Future policy benefits, losses and claims                            $ 356,961         $ 357,149
   Unearned premiums                                                       32,914            32,045
   Other policy claims and benefits payable                               155,249           149,538
                                                                        ---------         ---------
                                                                          545,124           538,732
Deferred reinsurance gain                                                  19,534            20,932
Other policyholders' funds                                                 26,321            22,365
Federal income taxes payable                                                4,087             1,449
Mortgage note payable                                                       8,124             8,157
Long-term debt                                                             39,000            40,000
Other liabilities                                                          44,855            41,572
                                                                        ---------         ---------
       Total liabilities                                                  687,045           673,207
                                                                        ---------         ---------
Stockholders' equity

   Non-voting preferred stock, $.001 par value, 2,000,000 shares
     authorized, none issued                                                    -                 -
   Common stock, $.001 par value, authorized 30,000,000 shares,
     issued and outstanding 13,706,726                                         14                14
   Additional paid-in capital                                              60,290            60,290
   Retained earnings                                                        6,320             2,549
   Accumulated other comprehensive loss                                   (19,327)          (18,192)
                                                                        ---------         ---------
       Total stockholders' equity                                          47,297            44,661
                                                                        ---------         ---------
       Total liabilities and stockholders' equity                       $ 734,342         $ 717,868
                                                                        =========         =========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                               2000              1999
                                                                           -----------        ----------

REVENUES

    Premiums, net

       Medical                                                              $  80,837         $  52,760
       Specialty and other                                                     23,887            14,673
                                                                            ---------         ---------
              Total premiums, net                                             104,724            67,433
    Net investment income                                                       6,023             4,778
    Net realized (losses) gains                                                   (73)               63
    Fee and other income                                                        6,418             4,892
    Amortization of deferred reinsurance gain                                   1,398             1,268
                                                                            ---------         ---------
                                                                              118,490            78,434
                                                                            ---------         ---------

BENEFITS, LOSSES AND EXPENSES

    Benefits, claims, losses and settlement expenses
       Medical                                                                 62,667            39,138
       Specialty and other                                                     18,891            11,072
                                                                            ---------         ---------
              Total benefits, claims, losses and settlement expenses           81,558            50,210
    Selling, general and administrative expenses                               37,480            27,279
    Net amortization and change in deferral of acquisition costs
       and value of business acquired                                          (7,774)           (3,239)
    Amortization of goodwill                                                      259               186
    Interest expense and financing costs                                        1,166               577
                                                                            ---------         ---------
                                                                              112,689            75,013
                                                                            ---------         ---------
Income before federal income taxes                                              5,801             3,421
Federal income tax expense                                                      2,030             1,197
                                                                            ---------         ---------
NET INCOME                                                                  $   3,771         $   2,224
                                                                            =========         =========

EARNINGS PER SHARE OF COMMON STOCK

    Basic                                                                   $    0.28         $    0.17
    Diluted                                                                      0.26              0.15


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                                 ACCUMULATED
                                                COMMON STOCK          ADDITIONAL                    OTHER           TOTAL
                                           -----------------------     PAID-IN      RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                            SHARES        AMOUNT       CAPITAL      EARNINGS         LOSS          EQUITY
                                           ------------ ----------  ------------   ----------   -------------  -------------

BALANCE, DECEMBER 31, 1999                  13,706,726       $ 14      $ 60,290      $ 2,549       $ (18,192)      $ 44,661
                                                                                                -------------  -------------
Comprehensive income

    Net income                                                                         3,771                    -     3,771
    Other comprehensive loss, net
       Unrealized loss on securities,
         net of tax of $0                                                                             (1,135)        (1,135)
                                                                                                               -------------
    Comprehensive income                                                                                              2,636
                                           ------------ ----------  ------------   ----------   -------------  -------------
BALANCE, MARCH 31, 2000                     13,706,726       $ 14      $ 60,290      $ 6,320       $ (19,327)      $ 47,297
                                           ============ ==========  ============   ==========   =============  =============






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                                    2000              1999
                                                                                                 -----------       -----------
Operating activities

    Net income                                                                                    $   3,771         $   2,224
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
      Depreciation and amortization                                                                     611               151
      Net realized losses (gains)                                                                        73               (63)
      Deferred federal income tax benefit                                                               (39)           (2,337)
      Changes in assets and liabilities:
        Reinsurance and premiums receivable                                                          (7,716)         (238,624)
        Value of business acquired                                                                     (336)             (405)
        Goodwill                                                                                        259            (5,221)
        Federal income taxes payable/recoverable                                                      2,638             4,771
        Accrued investment income                                                                       268               517
        Other assets                                                                                (11,575)           (1,236)
        Future policy benefits, claims and funds payable                                             11,965           214,919
        Unearned premium                                                                                869            14,981
        Reinsurance payable                                                                           2,408            19,520
        Other liabilities                                                                               875            12,906
        Deferred policy acquisition costs                                                            (7,439)           (3,648)
        Deferred reinsurance gain                                                                    (1,398)           (1,268)
                                                                                                  ---------         ---------
Net cash (used in) provided by operating activities                                                  (4,766)           17,187
                                                                                                  ---------         ---------

INVESTING ACTIVITIES

    Net (purchases) disposals of furniture and equipment                                               (412)              337
    Purchase of fixed maturities available-for-sale                                                 (12,514)             (973)
    Acquisition of Continental General Corporation, net of $24,712 cash acquired                          -           (59,788)
    Decrease in surplus notes                                                                           236                 -
    Increase in mortgage and policy loans, net                                                          (10)                -
    Proceeds from sales of fixed maturities available-for-sale                                          991             2,065
    Proceeds from calls and maturities of fixed maturities available-for-sale                         2,393             3,859
    Proceeds from sale of property held for sale                                                      1,954                 -
                                                                                                  ---------         ---------
Net cash used in investing activities                                                                (7,362)          (54,500)
                                                                                                  ---------         ---------

FINANCING ACTIVITIES

    Increase in annuity account balances                                                              4,204             2,998
    Decrease in annuity account balances                                                             (6,690)           (7,202)
    Increase in note receivable                                                                           -              (100)
    Principal payments on mortgage note payable                                                         (33)              (30)
    Increase in long-term debt borrowings                                                             2,000            40,000
    Principal payments on long-term debt                                                             (3,000)                -
    Proceeds from private placement                                                                       -            15,027
                                                                                                  ---------         ---------
Net cash (used in) provided by financing activities                                                  (3,519)           50,693
                                                                                                  ---------         ---------
NET (DECREASE) INCREASE IN CASH                                                                     (15,647)           13,380
Cash and cash equivalents at beginning of year                                                       42,921            19,376
                                                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $  27,274         $  32,756
                                                                                                  =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter for interest                                                         $   2,088         $     459
Cash paid during the quarter for federal income taxes                                                 1,000               900

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries ("Ceres" or the "Company") included herein have been prepared by Ceres without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Ceres' Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements for March 31, 2000 include the accounts of Central Reserve Life Insurance Company ("Central"), Provident American Life & Health Insurance Company ("Provident"), Continental General Corporation ("Continental General") and its wholly-owned subsidiary Continental General Insurance Company ("Continental") acquired on February 17, 1999 and United Benefit Life Insurance Company ("United Benefit") under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2000 and December 31, 1999, the Company had approximately $6.9 million and $4.8 million, respectively, in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to investment income from these funds. A corresponding liability is included in the accompanying consolidated financial statements.

INVESTMENTS

     The Company's insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company anticipates that the adoption of this Statement will not have a significant effect on its results of operations or financial position.

NOTE 2 - PROPERTY HELD FOR SALE

     During the fourth quarter of 1999, management committed to a plan to consolidate the operations of United Benefit into the Company's other administrative facilities and to sell United Benefit's home office property. At December 31, 1999, the Company recorded the property at its estimated fair value less the estimated incremental direct costs to transact a sale. On March 31, 2000, the property was sold for $3.7 million. Net sales proceeds after settlement of the mortgage, commissions and closing costs were $2.0 million. A loss of $0.1 million was recognized on the sale of the property in the first quarter of 2000. The Company continues to hold a vacant land parcel located next to United Benefit's home office with an estimated fair value of $150,000. Management has plans to sell this vacant land parcel.

NOTE 3 - DEBT

                                            March 31,              December 31,
                                              2000                     1999
                                           ----------              -----------
                                                 (dollars in thousands)

        Mortgage note payable               $  8,124                 $  8,157
                                            ========                 ========

        Bank credit facility                $ 37,000                 $ 40,000
        Revolver                               2,000                        -
                                            --------                 --------
                                            $ 39,000                 $ 40,000
                                            ========                 ========


     The mortgage note on the Company's Cleveland headquarters bears interest at 9 1/2% per annum. Principal payments are due monthly with the final payment of $8.0 million due on January 1, 2001.

     The Company entered into a $50.0 million Senior Secured Credit Agreement ("Credit Agreement") with a syndicate of major commercial banks in the first quarter of 1999. The Credit Agreement consists of a $40.0 million bank credit facility and a $10.0 million line of credit, referred to as the revolver. On February 17, 2000, Ceres made its first principal payment of $3.0 million on the bank credit facility. Quarterly principal payments are due thereafter through February 2005. Interest on the outstanding balance will be determined based on whether Ceres selects a "Base Rate Loan", the higher of either 1/2 of 1% in excess of a federal funds rate or U.S. prime rate plus 2 1/2% or a "Eurodollar Loan", London Interbank Offered Rate, referred to as LIBOR plus 3 1/2%. The interest rate is selected by the Company each quarter. At March 31, 2000, the interest rate for the bank credit facility was 9.63%.

     The $10.0 million revolver portion of the Credit Agreement bears interest at the same rate choices available for the bank credit facility. At March 31, 2000, the interest rate was 11.25%. Additionally, under this Credit Agreement, the Company is charged a commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit. At March 31, 2000, the amount available for additional borrowings under the revolver was $8.0 million.

NOTE 4 - REINSURANCE

     The Company has entered into several quota-share reinsurance treaties with Hannover Life Reassurance Company of America on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 100% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances, which are classified as reinsurance expenses below. For the first three months of 2000 the premiums and benefits, claims, losses, and settlement expenses of United Benefit were classified on a direct basis rather than on the assumed basis of 1999 due to the foreclosure and subsequent ownership of United Benefit. The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                Three Months Ended
                                                     March 31,
                                            ---------------------------
                                               2000             1999
                                            ---------         ---------
                                                (dollars in thousands)
Premiums

     Direct                                 $ 169,957         $ 112,747
     Assumed                                    2,776            30,563
     Ceded                                    (68,009)          (75,877)
                                            ---------         ---------
         Net premiums                       $ 104,724         $  67,433
                                            =========         =========

Benefits, claims, losses, and
     settlement expenses                    $ 134,841         $  85,036
Reinsurance recoveries                        (53,283)          (34,826)
                                            ---------         ---------
                                            $  81,558         $  50,210
                                            =========         =========

Selling, general, and administrative
     expenses

         Commissions                        $  29,685         $  16,641
         Other operating expenses              26,503            17,418
         Reinsurance expenses                   1,360            10,262
         Reinsurance allowances               (20,068)          (17,042)
                                            ---------         ---------
                                            $  37,480         $  27,279
                                            =========         =========



     The Company has reclassified certain direct and ceded premiums in accordance with 2000 treatment.

NOTE 5 - COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted net income per share of common stock:

                                              Three Months Ended
                                                  March 31,
                                       ------------------------------
                                           2000               1999
                                       ------------       -----------
                                           (dollars in thousands)
Basic
     Average common stock
         outstanding                    13,706,726         12,829,359
                                       ===========        ===========
     Net income                        $     3,771        $     2,224
                                       ===========        ===========
     Net income per share of
         common stock                  $      0.28        $      0.17
                                       ===========        ===========

Diluted
     Average common stock
          outstanding                   13,706,726         12,829,359
     Warrants/stock options -
          treasury stock method            840,264          2,349,954
                                       -----------        -----------
     Weighted average shares
         of common stock                14,546,990         15,179,313
                                       ===========        ===========

     Net income                        $     3,771        $     2,224
                                       ===========        ===========
     Net income per share of
          common stock                 $      0.26        $      0.15
                                       ===========        ===========


     In computing diluted earnings per share, only potential shares of common stock that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

NOTE 6 - CONTINGENCIES

     The Company is involved in litigation and may become involved in additional litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, on such litigation are not expected to be material to the Company's consolidated financial condition.

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

     The corporate and other segment encompasses all other activities of the Company, including interest income and expense of the parent company. Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                         Three Months Ended
                                                                              March 31,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
MEDICAL                                                               (dollars in thousands)
     Revenues
        Premiums, net                                                $ 80,837         $ 52,760
        Net investment income and net realized (losses) gains           1,868            1,817
        Fee and other income                                            7,446            5,899
                                                                     --------         --------
                                                                       90,151           60,476
                                                                     --------         --------
     Expenses
        Benefits, claims, losses and settlement expenses               62,667           39,138
        Other operating expenses                                       23,169           19,592
                                                                     --------         --------
                                                                       85,836           58,730
                                                                     --------         --------

     Segment profit before federal income taxes                      $  4,315         $  1,746
                                                                     ========         ========

SPECIALTY AND OTHER

     Revenues
        Premiums, net                                                $ 23,887         $ 14,673
        Net investment income and net realized (losses) gains           4,016            2,917
        Fee and other income                                              370              137
                                                                     --------         --------
                                                                       28,273           17,727
                                                                     --------         --------
     Expenses
        Benefits, claims, losses and settlement expenses               18,891           11,072
        Other operating expenses                                        5,990            3,996
                                                                     --------         --------
                                                                       24,881           15,068
                                                                     --------         --------

     Segment profit before federal income taxes                      $  3,392         $  2,659
                                                                     ========         ========

CORPORATE

     Revenues
        Net investment income                                        $     66         $    107
        Fee and other income                                                -              124
                                                                     --------         --------
                                                                           66              231
                                                                     --------         --------
     Expenses
        Interest expense and financing costs                            1,166              577
        Other operating expenses                                          806              638
                                                                     --------         --------
                                                                        1,972            1,215
                                                                     --------         --------

     Segment loss before federal income taxes                        $ (1,906)        $   (984)
                                                                     ========         ========

INCOME BEFORE FEDERAL INCOME TAXES                                   $  5,801         $  3,421
                                                                     ========         ========

     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures in 1999, which included certain reclassifications.

NOTE 8 - SUBSEQUENT EVENT

     On October 7, 1999, the Company announced the signing of a definitive agreement to purchase The Pyramid Life Insurance Company ("Pyramid") from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. The parties also reached an agreement in principle for the Company's subsidiaries to sell specialty medical insurance products through the agent distribution systems of selected Unitrin insurance subsidiaries. Pyramid, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life products. At December 31, 1999, Pyramid had assets of $138.9 million and revenues for the year ended 1999 of $70.8 million. Pyramid markets senior insurance products through approximately 2,500 independent agents in 40 states.

     The acquisition, subject to regulatory approvals and other customary terms and conditions, is expected to be completed in June, 2000. At completion, Pyramid will be a wholly-owned subsidiary. The $67.5 million purchase price is expected to be financed as follows:

- up to $15.0 million from financing provided by The Chase Manhattan Bank and associated banks;

- $25.0 million from special dividends to be paid by Pyramid in conjunction with the purchase;

- $7.5 million from the sale of our convertible preferred stock to the seller; and

- $20.0 million from the proceeds of a private placement offering of our common stock at $6.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements."

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

     -   underwent a change in control;

     - completed a private placement of our common stock in July, 1998 in which we issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at $5.50 per share for gross proceeds of approximately
         $40.2 million;

     - entered into an agreement with United Benefit as of August 1, 1998 to reinsure 100% of the major medical policies of United Benefit Life, covering approximately 100,000 members with estimated annual premiums of $100.0 million at that time;

     - acquired Provident from Provident American Corporation on December 31, 1998 for $5.5 million in cash;

     - acquired Continental General and Continental from The Western and Southern Life Insurance Company of Cincinnati, Ohio, on
         February 17, 1999 for $84.5 million in cash;

     - completed a private placement of common stock in February, 1999 to provide funds for the Continental General acquisition, in which 2,000,000 shares of common stock were issued and sold at $7.50 per share;

     - entered into a $50.0 million Senior Secured Credit Agreement, which consists of a $40.0 million bank credit facility and a $10.0 million line of credit to finance the Continental General acquisition; and

     -   acquired United Benefit in July, 1999 through foreclosure.

     Year-to-year financial results must be viewed in light of the change in control, reinsurance, acquisitions and changes to our equity and debt. The financial information for the three months ended March 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident and United Benefit (through reinsurance) for the entire period.

RECENT EVENTS

     On October 7, 1999, we announced a definitive agreement to purchase The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. For additional information regarding the proposed acquisition of Pyramid, see Note 8 to the Condensed Consolidated Financial Statements.

     We have not yet completed the private equity offerings or the amendment to our existing line of credit that are necessary to finance the Pyramid acquisition and we cannot guarantee that the acquisition of Pyramid will be completed.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

     For the quarter ended March 31, 2000, total net premiums were $104.7 million, an increase of 55.3%, from $67.4 million for the same quarter in 1999.

     Medical premiums for the quarter ended March 31, 2000 were $80.8 million compared to $52.8 million for the quarter ended March 31, 1999, an increase of 53.0%. The increase in medical premiums was the result of increased new sales, premium rate increases, and the inclusion of Continental's results for three months in 2000 compared to two months in 1999.

     Specialty and other premiums, which primarily includes Medicare supplement, long-term care, dental, life insurance and annuities, were $23.9 million for the quarter ended March 31, 2000 compared to $14.7 million for the quarter ended March 31, 1999, an increase of 62.6%. The increase in specialty and other premiums was primarily the result of the inclusion of Continental's specialty premium for three months in 2000 versus two months in 1999, which increased $8.5 million.

     Net investment income increased to $6.0 million for the first quarter of 2000 from $4.8 million for the first quarter of 1999, an increase of 25.0%. The increase in net investment income is primarily a result of including three months of Continental's activity in 2000 compared to two months in 1999, which increased $1.4 million.

     Fee and other income increased to $6.4 million for the quarter ended March 31, 2000 compared to $4.9 million for the same quarter of 1999, an increase of 30.6%. This increase was attributable to fees received on increased sales volume, as well as additional fees charged for new services.

     The amortization of deferred reinsurance gain of $1.4 million for the quarter ended March 31, 2000 represents the recognition of the ceding commission allowances received under the Company's reinsurance agreements. The unamortized amount of $19.5 million for the quarter ended March 31, 2000 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

     Total benefits, claims and settlement expenses increased to $81.6 million for the quarter ended March 31, 2000 compared to $50.2 million for the same quarter in 1999, an increase of 62.5%. The increase was a direct result of the increased volume of business in force, including three months of Continental activity in 2000 versus two months in 1999.

     Medical benefits, claims, losses and settlement expenses were $62.7 million for the quarter ended March 31, 2000 compared to $39.1 million for the same quarter in 1999, an increase of 60.4%. The medical loss ratio was 77.5% for the quarter ended March 31, 2000 compared to 74.2% for the same quarter of 1999.
The increases are a result of higher utilization and processed claims in the first quarter of 2000 versus the same quarter of 1999, on a larger volume of business in force.

     Specialty and other benefits, claims, losses and settlement expenses were $18.9 million for the quarter ended March 31, 2000 compared to $11.1 million for the same quarter of 1999, an increase of 70.3%. The entire increase is a direct result of the inclusion of three months of specialty benefits of Continental in the first three months of 2000 versus two months of 1999. The increase in the specialty benefit ratio to 79.1% in the first quarter of 2000 compared to 75.5% in the first quarter of 1999 was also a result of the inclusion of Continental for three months in 2000 versus two months in 1999.

     Selling, general and administrative expenses increased to $37.5 million in the first quarter of 2000 compared to $27.3 million in the first quarter of 1999, an increase of $10.2 million or 37.4%. The increase in selling, general and administrative expenses represents a $13.0 million increase in commissions and a $9.1 million increase in other operating expenses attributable to our increased business base and inclusion of Continental for three months in 2000 versus two months in 1999, offset by a $11.9 million net increase in reinsurance allowances. As a percentage of revenues, selling, general and administrative expenses decreased to 31.6% in the first quarter of 2000 compared to 34.8% in the first quarter of 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $7.8 million for the first quarter of 2000 compared to a net deferral of $3.2 million for the first quarter of 1999. The increase in the deferral is a result of capitalized acquisition expenses on increased new business, including Continental's new business for three months in 2000 versus two months in 1999. The increase was offset by a reduction in the net deferral of $1.2 million for additional amortization of previously capitalized expenses for certain states in which there are higher than anticipated claim loss ratios.

     Amortization of goodwill of $0.3 million primarily relates to the February 1999 acquisition of Continental. The goodwill asset of $22.6 million as of March 31, 2000 is being amortized over periods of 25 years or less.

     Interest expense and financing costs increased to $1.2 million in the first quarter of 2000 compared to $0.6 million in the first quarter of 1999 as a result of the interest expense under the credit facility which began to accrue on February 17, 1999, the closing date of the purchase of Continental.

     A provision for federal income taxes of $2.0 million, or 35.0%, of income before federal taxes of $5.8 million, was established for the first quarter of 2000.

     As a result of the foregoing, net income for the first quarter of 2000 was $3.8 million, or $0.28 basic and $0.26 diluted earnings per share of common stock, compared to a net income of $2.2 million, or $0.17 basic and $0.15 diluted earnings per share of common stock, for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. The major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due. The primary sources of cash are premiums, investment income, fee income and reimbursements from reinsurers. Payments consist of current claim payments to insureds, managed care expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts.

     Assets of $317.7 million, or 43.3% of the total assets, are in investments at March 31, 2000. Fixed maturities are our primary investment and were $308.9 million, or 97.2% of total investments, at March 31, 2000. Other investments consist of surplus notes, policy loans and mortgage loans. We are carrying all of our fixed maturities at estimated fair value (available for sale) at March 31, 2000. We hold few high-yield type securities, with nearly 100% of our bonds being investment grade quality.

     In addition to the fixed maturities, we also had $27.3 million in cash and cash equivalents, and a $10.0 million line of credit with a major bank at March 31, 2000. There was $8.0 million available under the line of credit at March 31, 2000.

     The total reinsurance receivable was $270.7 million at March 31, 2000. Of this amount, $246.2 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Almost all of these reserves are held by Hannover, supported by investment grade securities.

     Assets increased 2.3% to $734.3 million at March 31, 2000 from $717.9 million at December 31, 1999. The increase was primarily due to the increase in new business, including an increase in other assets of $8.1 million in agency receivables.

     The total policy liabilities and accruals (reserves) were 79.3% of the total liabilities at March 31, 2000, compared to 80.0% at December 31, 1999. Continental accounted for 75.1% of the reserves at March 31, 2000.

     To provide funds for the acquisition of Continental, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres' various lending institutions and The Chase Manhattan Bank, as Administrative Agent, the first principal payment of $3.0 million was paid February 17, 2000. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on whether we select a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 1/2 of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate is selected by the Company each quarter. At March 31, 2000, the interest rate was 9.63%. The credit agreement also provides for a $10.0 million line of credit which bears interest at the same rate choices as the $40.0 million loan. At March 31, 2000, the interest rate was 11.25% on the outstanding balance of $2.0 million. The revolver borrowings were placed at base rate for short-term flexibility. A commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit is charged to Ceres under the credit agreement.

     The credit agreement contains financial and other covenants that, among other matters:

     - prohibit the payment of cash dividends on our shares of common stock, except upon compliance with certain conditions;

     -   restrict the creation of liens and sales of assets; and

     - require that we at a minimum maintain (a) a leverage ratio (consolidated debt to consolidated total capital) of 0.45 to 1.00 through December 31, 2000, 0.40 to 1.00 thereafter through December 31, 2001, 0.35 to 1.00 thereafter, (b) an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter, (c) a risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125.0%, and (d) consolidated net worth of $40.0 million through December 31, 2000, $50.0 million thereafter through December 31, 2001, $60.0 million thereafter through December 31, 2002, and $70.0 million thereafter.

In addition, we pledged the common stock of Continental General, Central, Provident and other insignificant subsidiaries as security for the credit agreement. At March 31, 2000, we were in compliance with the covenants contained in the credit agreement.

We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements. We are seeking to raise $27.5 million in a private offering of common and preferred stock to finance the acquisition of Pyramid and will also expand our line of credit from $10.0 million to $15.0 million. We have not yet completed the private equity offerings or the amendment to our existing line of credit. If we are unable to do so, we may not be able to complete the acquisition of Pyramid. If additional funds are required for long-term growth, we believe that these funds could be obtained through equity or debt offerings as market conditions permit or dictate. We may not be able to obtain any additional financing on terms that are favorable to us.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes comprehensive major medical plans, specialty and other which includes Medicare supplement, long-term care, dental, life insurance and annuities, and corporate and other which consists of primarily interest income and operating and interest expense.

     The medical segment had net revenues of $90.2 million in the first quarter of 2000 compared to $60.5 million in 1999. The major reason for the increase was increased premium rate increases, increased new sales and collection fees.

     Total benefits, claims, losses and settlement expenses for the medical segment were $62.7 million in the first quarter of 2000 compared to $39.1 million in the first quarter of 1999. The increase was primarily a result of increased claims utilization on a larger amount of in force business.

     The specialty and other segment had revenues of $28.3 million for the first quarter in 2000 compared to $17.7 million in the first quarter of 1999. The increase was primarily attributable to the Continental business acquired in February, 1999. Benefits, claims, losses, and settlement expenses for the specialty and other segment were $18.9 million in the first quarter of 2000 compared to $11.1 million for 1999. Again, the increase was primarily attributable to Continental.

     Total corporate and other revenues were $66,000 for the first quarter of 2000 compared to $231,000 for 1999. The decrease was primarily due to discontinuance of the printing operations at Continental.

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

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more-expensive and wider use of pharmaceuticals is inflating healthcare costs. The Health Insurance Association of America reported, in an Issue Brief dated March 2000, that prescription drug costs are increasing more than 16% a year. While to a certain extent these increased costs are offset by interest rates (investment income), the rate of income from investments has not increased proportionately. We will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various costs containment programs. However, there can be no assurance that these efforts by us will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

FORWARD-LOOKING STATEMENTS

     This report contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. The forward-looking statements relate to the plans and objectives for future operations. In addition to statements, which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by Ceres or any other person that our objectives or plans will be achieved.

     Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the failure to successfully integrate the businesses of Continental, Provident and United Benefit into Ceres, including the failure to achieve cost savings;

     - the failure to complete the acquisition of Pyramid or if the acquisition is completed, the failure to successfully integrate the operations of Pyramid into those of Ceres; including the failure to achieve cost savings;

     - any further shortfall in the assets or reserves of United Benefit, or the commissions due to Insurance Advisors, which were foreclosed upon on July 21, 1999;

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

     - our ability to develop, distribute, and administer competitive products and services in a timely cost-effective manner;

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

     -   our ability to fully collect all agent advances;

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

                            PART II OTHER INFORMATION
                            -------------------------


All items of Part II other than Item 6 are either inapplicable to Ceres, would not require a response, or have been previously reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       Exhibits.

         (27)     Financial Data Schedule

b)       Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CERES GROUP, INC.


Date:      May 15, 2000              By:  /s/ Charles E. Miller, Jr.
           -----------------              --------------------------------------
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