Form 10-Q
period 2000-06-30
CERES GROUP INC
filed 2000-08-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2000
                                 -------------

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

                               17800 Royalton Road
                              Cleveland, Ohio 44136
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (440) 572-2400
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $.001 Par Value - 17,164,681 shares as of August 1, 2000.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I   FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements - Unaudited                                    3

         Condensed Consolidated Balance Sheets - June 30, 2000 and           3
              December 31, 1999.

         Condensed Consolidated Statements of Income - Three and six         4
              months ended June 30, 2000 and 1999.

         Condensed Consolidated Statements of Stockholders' Equity - Six     5
              months ended June 30, 2000.

         Condensed Consolidated Statements of Cash Flows - Six months        6
              ended June 30, 2000 and 1999.

         Notes to Condensed Consolidated Financial Statements.               7

Item 2.  Management's Discussion and Analysis of Financial Condition and    14
              Results of Operations

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             26


PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                          26

Item 4.  Submission of Matters to a Vote of Security Holders                26

Item 6.  Exhibits and Reports on Form 8-K                                   28

         Signatures                                                         29

         Exhibits                                                           30

                          PART I FINANCIAL INFORMATION
                          ----------------------------
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                             JUNE 30,    DECEMBER 31,
                                                                              2000           1999
                                                                            ---------      ---------


ASSETS
Investments
    Fixed maturities available for sale, at fair value                      $ 322,352      $ 300,986
    Surplus notes                                                               4,818          5,043
    Policy and mortgage loans                                                   3,764          3,923
                                                                            ---------      ---------
        Total investments                                                     330,934        309,952
Cash and cash equivalents (of which $7,827 and $4,763
   is restricted, respectively)                                                32,974         42,921
Accrued investment income                                                       5,735          5,234
Premiums receivable                                                             6,696          4,905
Reinsurance receivable                                                        254,828        263,289
Property held for sale                                                             --          2,177
Property and equipment, net                                                    15,094         15,091
Deferred federal income taxes                                                      --          1,792
Deferred acquisition costs                                                     40,550         26,650
Value of business acquired                                                     17,318         16,731
Goodwill                                                                       22,339         22,857
Other assets                                                                   13,902          6,269
                                                                            ---------      ---------
        Total assets                                                        $ 740,370      $ 717,868
                                                                            =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
    Future policy benefits, losses and claims                               $ 354,656      $ 357,149
    Unearned premiums                                                          34,058         32,045
    Other policy claims and benefits payable                                  161,164        149,538
                                                                            ---------      ---------
                                                                              549,878        538,732
Deferred reinsurance gain                                                      17,736         20,932
Other policyholders' funds                                                     23,605         22,365
Federal income taxes payable                                                    1,163          1,449
Mortgage note payable                                                           8,089          8,157
Long-term debt                                                                 38,000         40,000
Deferred federal income tax liability                                           2,811             --
Other liabilities                                                              47,156         41,572
                                                                            ---------      ---------
        Total liabilities                                                     688,438        673,207
                                                                            ---------      ---------
Stockholders' equity
    Non-voting preferred stock, $.001 par value, 2,000,000 shares
       authorized, none issued                                                     --             --
    Common stock $.001 par value, authorized 30,000,000 shares,
       issued and outstanding 13,781,381 in 2000 and 13,706,726 in 1999            14             14
    Additional paid-in capital                                                 60,797         60,290
    Retained earnings                                                          10,905          2,549
    Accumulated other comprehensive loss                                      (19,784)       (18,192)
                                                                            ---------      ---------
        Total stockholders' equity                                             51,932         44,661
                                                                            ---------      ---------
        Total liabilities and stockholders' equity                          $ 740,370      $ 717,868
                                                                            =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CERES GROUP, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    UNAUDITED

                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                               JUNE 30,                   JUNE 30,
                                                                    ------------------------      ------------------------
                                                                       2000           1999          2000            1999
                                                                    ---------      ---------      ---------      ---------

REVENUES
  Premiums, net
       Medical                                                      $  92,652      $  62,199      $ 173,489      $ 114,959
       Senior and other                                                26,288         18,495         50,175         33,168
                                                                    ---------      ---------      ---------      ---------
         Total premiums, net                                          118,940         80,694        223,664        148,127
  Net investment income                                                 5,963          6,590         11,986         11,368
  Net realized gains (losses)                                               9             62            (64)           125
  Fee and other income                                                  8,078          4,809         14,496          9,701
  Amortization of deferred reinsurance gain                             1,799          1,400          3,197          2,668
                                                                    ---------      ---------      ---------      ---------
                                                                      134,789         93,555        253,279        171,989
                                                                    ---------      ---------      ---------      ---------
BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                                         69,350         45,248        132,017         84,386
       Senior and other                                                20,673         15,139         39,564         26,211
                                                                    ---------      ---------      ---------      ---------
         Total benefits, claims, losses and settlement expenses        90,023         60,387        171,581        110,597
  Selling, general and administrative expenses                         43,445         32,350         80,925         59,629
  Net amortization and change in deferral of acquisition
     costs and value of business acquired                              (7,163)        (5,048)       (14,937)        (8,287)
  Amortization of goodwill                                                258            314            517            500
  Interest expense and financing costs                                  1,171            914          2,337          1,491
                                                                    ---------      ---------      ---------      ---------
                                                                      127,734         88,917        240,423        163,930
                                                                    ---------      ---------      ---------      ---------

Income before federal income taxes                                      7,055          4,638         12,856          8,059
Federal income tax expense                                              2,470          1,624          4,500          2,821
                                                                    ---------      ---------      ---------      ---------
NET INCOME                                                          $   4,585      $   3,014      $   8,356      $   5,238
                                                                    =========      =========      =========      =========
NET INCOME PER SHARE OF COMMON STOCK
     Basic                                                          $    0.33      $    0.23      $    0.61      $    0.40
     Diluted                                                             0.32           0.19           0.58           0.34















  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED




COMMON STOCK
      Balance at December 31, 1999 and June 30, 2000     $         14
                                                         ============
ADDITIONAL PAID-IN CAPITAL
Balance at December 31, 1999                             $     60,290

Issuance of common shares:
   Employee benefit plans                                         507
                                                         ------------
      Balance at June 30, 2000                           $     60,797
                                                         ============
RETAINED EARNINGS
Balance at December 31, 1999                             $      2,549

Net income                                                      8,356
                                                         ------------
      Balance at June 30, 2000                           $     10,905
                                                         ============
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at December 31, 1999                             $    (18,192)

Other comprehensive loss, net:
   Unrealized loss on securities, net of tax of $0             (1,592)
                                                         ------------
      Balance at June 30, 2000                           $    (19,784)
                                                         ============
TOTAL STOCKHOLDERS' EQUITY                               $     51,932
                                                         ============

NUMBER OF SHARES OF COMMON STOCK
Balance at December 31, 1999                               13,706,726

Issuance of common shares:
   Employee benefit plans                                      74,655
                                                         ------------
      Balance at June 30, 2000                             13,781,381
                                                         ============





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                        2000           1999
                                                                                     ---------      ---------
OPERATING ACTIVITIES
    Net income                                                                       $   8,356      $   5,238
    Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                    1,285          1,280
        Net realized losses (gains)                                                         64           (125)
        Deferred federal income taxes                                                    4,760          1,608
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                           6,670       (279,738)
           Value of business acquired                                                     (587)        (1,117)
           Goodwill                                                                        518         (5,854)
           Federal income taxes payable/recoverable                                       (286)         3,386
           Accrued investment income                                                      (501)          (517)
           Other assets                                                                 (7,633)        (1,502)
           Future policy benefits, claims and funds payable                             15,440        216,024
           Unearned premium                                                              2,013         17,814
           Reinsurance payable                                                           2,234         47,460
           Other liabilities                                                             3,350         15,079
           Deferred policy acquisition costs                                           (14,349)        (8,171)
           Deferred reinsurance gain                                                    (3,196)        (2,668)
                                                                                     ---------      ---------
Net cash provided by operating activities                                               18,138          8,197
                                                                                     ---------      ---------
INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                              (645)           (44)
    Purchase of fixed maturities available-for-sale                                    (31,098)        (3,472)
    Acquisition of Continental General Corporation, net of $24,712 cash acquired            --        (59,788)
    Decrease in mortgage and policy loans, net                                             159             --
    Proceeds from sales of fixed maturities available-for-sale                             991         13,609
    Proceeds from calls and maturities of fixed maturities available-for sale            7,021          4,618
    Proceeds from sales, calls and fixed maturities of held-to-maturity                     --          3,923
    Proceeds from sale of property held for sale                                         2,115             --
    Other                                                                                   --            105
                                                                                     ---------      ---------
Net cash used in investing activities                                                  (21,457)       (41,049)
                                                                                     ---------      ---------
FINANCING ACTIVITIES
    Increase in annuity account balances                                                 8,256          7,889
    Decrease in annuity account balances                                               (13,323)        (7,246)
    Increase in note receivable                                                             --           (299)
    Principal payments on mortgage note payable                                            (68)           (62)
    Increase in long-term debt borrowings                                                2,000         40,000
    Principal payments on long-term debt                                                (4,000)            --
    Proceeds from issuance of common shares                                                507         15,117
                                                                                     ---------      ---------
Net cash (used in) provided by financing activities                                     (6,628)        55,399
                                                                                     ---------      ---------
NET (DECREASE) INCREASE IN CASH                                                         (9,947)        22,547
Cash and cash equivalents at beginning of year                                          42,921         19,376
                                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  32,974      $  41,923
                                                                                     =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                         $   3,260      $   1,332
    Cash paid during the period for federal income taxes                                 1,000          2,078

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries ("Ceres", "we", "our" or the "Company") included herein have been prepared by Ceres in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Ceres' Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements for June 30, 2000 include the accounts of Central Reserve Life Insurance Company ("Central"), Provident American Life & Health Insurance Company ("Provident"), Continental General Corporation ("Continental General") and its wholly-owned subsidiary Continental General Insurance Company ("Continental") acquired on February 17, 1999 and United Benefit Life Insurance Company ("United Benefit") under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999. Operating results for the interim periods are not necessarily indicative of results for an entire year.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2000 and December 31, 1999, the Company had approximately $7.8 million and $4.8 million, respectively, in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

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

B.  PROPERTY HELD FOR SALE

     During the fourth quarter of 1999, management committed to a plan to consolidate the operations of United Benefit into the Company's other administrative facilities and to sell United Benefit's home office property. At December 31, 1999, the Company recorded the property at its estimated fair value less the estimated incremental direct costs to transact a sale. On March 31, 2000, the property was sold for $3.7 million. A loss of $0.1 million was recognized on the sale of the property in the first quarter of 2000. In the second quarter, the Company sold the remaining vacant land parcel located next to United Benefit's home office for $177,000 resulting in a gain on sale of $12,000.

C.  DEBT

                                                  JUNE 30,          DECEMBER 31,
                                                    2000               1999
                                                  -------            -------
                                                     (dollars in thousands)

Mortgage note payable                             $ 8,089            $ 8,157
                                                  =======            =======

Bank credit facility                              $36,000            $40,000
Revolver                                            2,000                 --
                                                  -------            -------
                                                  $38,000            $40,000
                                                  =======            =======

     The mortgage note on the Company's Cleveland headquarters bears interest at 9 1/2% per annum. Principal payments are due monthly with the final payment of $8.0 million due on January 1, 2001.

     The Company entered into a $50.0 million Senior Secured Credit Agreement ("Credit Agreement") with a syndicate of major commercial banks in the first quarter of 1999. The Credit Agreement consists of a $40.0 million bank credit facility and a $10.0 million line of credit, referred to as the revolver. On February 17, 2000 and May 17, 2000, Ceres made principal payments of $3.0 million and $1.0 million, respectively on the bank credit facility. Quarterly principal payments are due thereafter through February 2005. Interest on the outstanding balance will be determined based on Ceres' selection each quarter of either a "Base Rate Loan", the higher of either 1/2 of 1% in excess of a federal funds rate or U.S. prime rate plus 2 1/2% or a "Eurodollar Loan", London Interbank Offered Rate, referred to as LIBOR plus 3 1/2%. At June 30, 2000, the interest rate for the bank credit facility was 10.2%.

     The $10.0 million revolver portion of the Credit Agreement bears interest at the same rate choices available for the bank credit facility. At June 30, 2000, the interest rate was 10.2%. Additionally, under this Credit Agreement, the Company is charged a commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit. At June 30, 2000, the amount available for additional borrowings under the revolver was $8.0 million. See Note I. "Subsequent Events" for further information.

D.  REINSURANCE

     The Company has entered into several quota-share reinsurance treaties with Hannover Life Reassurance Company of America (formerly Reassurance Company of Hannover) on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 100% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances, which are classified as reinsurance expenses below. For the first six months of 2000, the premiums and benefits, claims, losses and settlement expenses of United Benefit were classified on a direct basis rather than on the assumed basis of 1999, due to the foreclosure and subsequent ownership of United Benefit. The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                         ------------------------      ------------------------
                                            2000           1999           2000          1999
                                         ---------      ---------      ---------      ---------
                                                        (dollars in thousands)
Premiums
     Direct                              $ 175,728      $ 125,244      $ 345,685      $ 237,991
     Assumed                                 8,870         28,130         11,646         58,693
     Ceded                                 (65,658)       (72,680)      (133,667)      (148,557)
                                         ---------      ---------      ---------      ---------
        Net premiums                     $ 118,940      $  80,694      $ 223,664      $ 148,127
                                         =========      =========      =========      =========
Benefits, claims, losses, and
   settlement expenses                   $ 142,027      $ 134,843      $ 276,868      $ 219,879
Reinsurance recoveries                     (52,004)       (74,456)      (105,287)      (109,282)
                                         ---------      ---------      ---------      ---------
                                         $  90,023      $  60,387      $ 171,581      $ 110,597
                                         =========      =========      =========      =========
Selling, general, and administrative
   expenses
     Commissions                         $  31,966      $  23,797      $  61,651      $  40,438
     Other operating expenses               26,744         23,274         53,247         40,692
     Reinsurance expenses                      866         11,139          2,226         21,401
     Reinsurance allowances                (16,131)       (25,860)       (36,199)       (42,902)
                                         ---------      ---------      ---------      ---------
                                         $  43,445      $  32,350      $  80,925      $  59,629
                                         =========      =========      =========      =========

E. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is as follows:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                JUNE 30,
                                          --------------------      --------------------
                                            2000         1999         2000        1999
                                          -------      -------      -------      -------
                                                      (dollars in thousands)

   Net income                             $ 4,585      $ 3,014      $ 8,356      $ 5,238

   Other comprehensive loss, net
      Unrealized loss on securities,
         net of tax of $0                    (457)      (7,199)      (1,592)     (11,648)

      Reclassification adjustment for
        gains included in net income           --           40           --           82
                                          -------      -------      -------      -------

         Comprehensive income (loss)      $ 4,128      $(4,145)     $ 6,764      $(6,328)
                                          =======      =======      =======      =======


F.  COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted net income per share of common stock:

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                         2000            1999           2000            1999
                                     -----------     -----------     -----------     -----------
                                          (dollars in thousands, except per share amounts)
   BASIC
        Average common stock
           outstanding                13,758,027      13,506,997      13,732,688      13,168,178
                                     ===========     ===========     ===========     ===========

        Net income                   $     4,585     $     3,014     $     8,356     $     5,238
                                     ===========     ===========     ===========     ===========
        Net income per share of
           common stock              $      0.33     $      0.23     $      0.61     $      0.40
                                     ===========     ===========     ===========     ===========

   DILUTED
        Average common stock
           outstanding                13,758,027      13,506,997      13,732,688      13,168,178
        Warrants/stock options -
           treasury stock method         503,216       2,278,778         676,988       2,266,154
                                     -----------     -----------     -----------     -----------
        Weighted average shares
           of common stock            14,261,243      15,785,775      14,409,676      15,434,332
                                     ===========     ===========     ===========     ===========

        Net income                   $     4,585     $     3,014     $     8,356     $     5,238
                                     ===========     ===========     ===========     ===========
        Net income per share of
           common stock              $      0.32     $      0.19     $      0.58     $      0.34
                                     ===========     ===========     ===========     ===========

     In computing diluted earnings per share, only potential shares of common stock that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

G.  CONTINGENCIES

     The Company is involved in litigation and may become involved in additional litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, on such litigation are not expected to be material to the Company's consolidated financial condition.

H.  OPERATING SEGMENTS

     In conjunction with the Company's continued growth and refinement of defined organization structure, the Company expanded its operating segments to the following three distinct operating segments based upon product types: medical, senior and other (formerly specialty and other), and corporate and other. Products included in the medical segment include comprehensive major medical plans. Significant products in the senior and other include Medicare supplement, long-term care, dental, life insurance, and annuities.

     The corporate and other segment encompasses all other activities of the Company, including interest income and expense of the parent company. Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                  ------------------------      ------------------------
                                                                     2000          1999           2000           1999
                                                                  ---------      ---------      ---------      ---------
                                                                                (dollars in thousands)
   MEDICAL
        Revenues
             Premiums, net                                        $  92,652      $  62,199      $ 173,489      $ 114,959
             Net investment income and net realized gains             2,022          2,009          3,890          3,826
             Fee and other income                                     9,077          6,364         16,523         12,263
                                                                  ---------      ---------      ---------      ---------
                                                                    103,751         70,572        193,902        131,048
                                                                  ---------      ---------      ---------      ---------
        Expenses
             Benefits, claims, losses and settlement expenses        69,350         45,248        132,017         84,386
             Other operating expenses                                29,395         22,195         52,564         41,787
                                                                  ---------      ---------      ---------      ---------
                                                                     98,745         67,443        184,581        126,173
                                                                  ---------      ---------      ---------      ---------

        Segment profit before federal income taxes                $   5,006      $   3,129      $   9,321      $   4,875
                                                                  =========      =========      =========      =========

   SENIOR AND OTHER
        Revenues
             Premiums, net                                        $  26,288      $  18,495      $  50,175      $  33,168
             Net investment income and net realized gains             3,854          4,596          7,870          7,513
             Fee and other income                                       800           (137)         1,170             --
                                                                  ---------      ---------      ---------      ---------
                                                                     30,942         22,954         59,215         40,681
                                                                  ---------      ---------      ---------      ---------
        Expenses
             Benefits, claims, losses and settlement expenses        20,673         15,139         39,564         26,211
             Other operating expenses                                 7,945          4,794         13,935          8,790
                                                                  ---------      ---------      ---------      ---------
                                                                     28,618         19,933         53,499         35,001
                                                                  ---------      ---------      ---------      ---------
        Segment profit before federal income taxes                $   2,324      $   3,021      $   5,716      $   5,680
                                                                  =========      =========      =========      =========
   CORPORATE
        Revenues
             Net investment income                                $      96      $      47      $     162      $     154
             Fee and other income                                        --            (18)            --            106
                                                                  ---------      ---------      ---------      ---------
                                                                         96             29            162            260
                                                                  ---------      ---------      ---------      ---------
        Expenses
             Interest expense and financing costs                     1,171            914          2,337          1,491
             Other operating expenses                                  (800)           627              6          1,265
                                                                  ---------      ---------      ---------      ---------
                                                                        371          1,541          2,343          2,756
                                                                  ---------      ---------      ---------      ---------
        Segment profit (loss) before federal income taxes         $    (275)     $  (1,512)     $  (2,181)     $  (2,496)
                                                                  =========      =========      =========      =========
   INCOME BEFORE FEDERAL INCOME TAXES                             $   7,055      $   4,638      $  12,856      $   8,059
                                                                  =========      =========      =========      =========



     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment.

I. SUBSEQUENT EVENTS

THE PYRAMID LIFE INSURANCE COMPANY ACQUISITION

     On July 26, 2000, the Company, through Continental, completed the purchase of The Pyramid Life Insurance Company ("Pyramid") from United Insurance Company of America ("United"), a subsidiary of Unitrin, Inc. of Chicago, Illinois. Pyramid, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life insurance products. At June 30, 2000 (prior to payment of the $25.0 million pre-closing dividend), Pyramid had assets of $140.9 million and total revenues of $37.0 million. Pyramid markets senior insurance products through approximately 2,500 independent agents in 40 states.

     Pyramid is a wholly-owned subsidiary. The $67.5 million purchase price was financed as follows:

     - $20.0 million from the sale of 3,333,334 newly-issued shares of Ceres common stock, par value $0.001 per share, at $6.00 per share, in a private placement offering;

     - $7.5 million from the sale to United of 75,000 newly issued shares of Ceres convertible voting preferred stock, par value $0.001 per share, which shares are convertible into common stock of Ceres;

     - $25.0 million from a special pre-closing dividend paid by Pyramid to United in connection with the acquisition; and

     - $15.0 million from a combination of funds from Continental and financing provided by The Chase Manhattan Bank and associated banks.

CREDIT AGREEMENT AMENDMENT

     In conjunction with the acquisition of Pyramid, on July 25, 2000, the Company, along with The Chase Manhattan Bank and associated banks, amended its Credit Agreement to increase the revolver from $10.0 million to $15.0 million. The amendment included provisions to allow for the Pyramid acquisition along with certain revisions in the financial covenants to be maintained by the Company as follows:

     -   the leverage ratio (consolidated debt to consolidated total capital) of
         0.40 to 1.00 through December 31, 2000, 0.35 to 1.00 thereafter through December 31, 2001, and 0.30 to 1.00 thereafter;

     - minimum consolidated net worth of $80.0 million through December 31, 2000, $110.0 million thereafter through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

     - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.05 to 1.00 for the period of June 30, 2000 through June 30, 2001, 1.10 to 1.00 thereafter through June 30, 2002, 1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

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

OVERVIEW

     We provide a broad spectrum of health and life insurance, medical cost management and specialty products and services to more than 525,000 insureds. We actively distribute our products on a national basis through approximately 50,000 independent licensed agents and through various e-commerce platforms to individuals, small businesses and the senior market. For our subsidiaries and the blocks of business we acquire, we focus on reducing medical costs and underwriting risks and increasing fee-based revenue.

     The financial information for the six months ended June 30, 1999 includes the operations of Continental General since February 1, 1999 and for Provident and United Benefit (through reinsurance) for the entire period.

RECENT EVENTS

THE PYRAMID LIFE INSURANCE COMPANY ACQUISITION

     On July 26, 2000, we completed the purchase of The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. For additional information regarding the acquisition of Pyramid, see Note I. "Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.

CREDIT AGREEMENT AMENDMENT

     In conjunction with the Pyramid acquisition, on July 25, 2000, we, along with The Chase Manhattan Bank and associated banks, amended its Credit Agreement to increase the revolver from $10.0 million to $15.0 million. For additional information regarding the Credit Agreement Amendment, see Note I. "Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

1.       NET PREMIUMS


                                                                                            INCREASE FROM
                             THREE MONTHS      % OF      THREE MONTHS      % OF             PREVIOUS YEAR
                                ENDED       CONSOLIDATED    ENDED       CONSOLIDATED   -----------------------
                             JUNE 30, 2000     REVENUES  JUNE 30, 1999     REVENUES    DOLLARS             %
                             -------------     --------  -------------     --------    -------        --------
                                                           (dollars in thousands)
Premiums, net
   Medical                      $ 92,652        68.7%      $ 62,199         66.5%      $ 30,453          49.0%
   Senior and other               26,288        19.5%        18,495         19.8%         7,793          42.1%
                                --------      ------       --------       ------       --------
              Total             $118,940        88.2%      $ 80,694         86.3%      $ 38,246          47.4%
                                ========      ======       ========       ======       ========


     For the quarter ended June 30, 2000, total net premiums were $118.9 million, an increase of 47.4%, from $80.7 million for the same quarter in 1999.

     Medical premiums for the quarter ended June 30, 2000 were $92.7 million compared to $62.2 million for the quarter ended June 30, 1999, an increase of 49.0%. The increase in medical premiums was the result of increased new sales, premium rate increases, and additional reinsurance assumed.

     Senior and other premiums, which primarily include Medicare supplement, long-term care, dental, life insurance and annuities, were $26.3 million for the quarter ended June 30, 2000 compared to $18.5 million for the quarter ended June 30, 1999, an increase of 42.1%. The increase in senior and other premiums was primarily the result of increased new sales and premium rate increases.

2.       OTHER REVENUES

                                                                                             INCREASE/
                                                                                           (DECREASE) FROM
                             THREE MONTHS      % OF      THREE MONTHS      % OF             PREVIOUS YEAR
                                ENDED       CONSOLIDATED    ENDED       CONSOLIDATED   -----------------------
                             JUNE 30, 2000     REVENUES  JUNE 30, 1999     REVENUES    DOLLARS             %
                             -------------     --------  -------------     --------    -------        --------
                                                                (dollars in thousands)

Net investment income           $ 5,963          4.4%      $ 6,590          7.0%      $  (627)          (9.5)%

Fee and other income              8,078          6.0%        4,809          5.1%        3,269           68.0%

Amortization of deferred
    reinsurance gain              1,799          1.3%        1,400          1.5%          399           28.5%

     Net investment income decreased to $6.0 million for the second quarter of 2000 from $6.6 million for the second quarter of 1999, due primarily to interest received in 1999 on a note related to the reinsurance transaction with United Benefit, which was extinguished upon the acquisition of United Benefit through foreclosure in July, 1999.

     Fee and other income increased to $8.1 million for the quarter ended June 30, 2000 compared to $4.8 million for the same quarter of 1999, an increase of 68.0%. This increase was attributable to fees received on increased sales volume, as well as additional fees charged for new services.

     The amortization of deferred reinsurance gain of $1.8 million for the quarter ended June 30, 2000 represents the recognition of the ceding commission allowances received under the Company's reinsurance agreements. The unamortized amount of $17.7 million at June 30, 2000 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.       BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

                                                                                                INCREASE FROM
                                   THREE MONTHS               THREE MONTHS                      PREVIOUS YEAR
                                      ENDED         LOSS          ENDED         LOSS      ------------------------
                                 JUNE 30, 2000      RATIO     JUNE 30, 1999     RATIO      DOLLARS             %
                                 -------------      -----     -------------     -----      -------        ---------
                                                           (dollars in thousands)
Benefits, claims, losses and
    settlement expenses

       Medical                      $69,350          74.8%      $45,248          72.7%      $24,102          53.3%
       Senior and other              20,673          78.6%       15,139          81.9%        5,534          36.6%
                                    -------                     -------                      ------
            Total                   $90,023          75.7%      $60,387          74.8%      $29,636          49.1%
                                    =======                     =======                      ======

     Total benefits, claims and settlement expenses increased to $90.0 million for the quarter ended June 30, 2000 compared to $60.4 million for the same quarter in 1999, an increase of 49.1%. The increase was a direct result of the increased volume of business in force.

     Medical benefits, claims, losses and settlement expenses were $69.4 million for the quarter ended June 30, 2000 compared to $45.2 million for the same quarter in 1999, an increase of 53.3%. The medical loss ratio was 74.8% for the quarter ended June 30, 2000 compared to 72.7% for the same quarter of 1999. The increases are a result of higher benefit utilization in the second quarter of 2000 versus the same quarter of 1999, on a larger volume of business in force.

     Senior and other benefits, claims, losses and settlement expenses were $20.7 million for the quarter ended June 30, 2000 compared to $15.1 million for the same quarter of 1999, an increase of 36.6%. The increase is a direct result of claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 78.6% in the second quarter of 2000 compared to 81.9% in the second quarter of 1999.

4. OTHER EXPENSES AND NET INCOME


                                                                                                             INCREASE/
                                                                                                          (DECREASE) FROM
                                    THREE MONTHS          % OF       THREE MONTHS         % OF             PREVIOUS YEAR
                                        ENDED          CONSOLIDATED      ENDED        CONSOLIDATED   -----------------------
                                    JUNE 30, 2000        REVENUES    JUNE 30, 1999      REVENUES     DOLLARS          %
                                   ----------------  --------------  --------------   ------------   ------------ ----------
                                                                   (dollars in thousands)
Selling, general and
   administrative expenses            $ 43,445           32.2%       $ 32,350           34.6%       $ 11,095           34.3%

Net amortization and change
   in deferral of acquisition
   costs and value of business
   acquired                             (7,163)          (5.3)%        (5,048)          (5.4)%        (2,115)         (41.9)%

Amortization of goodwill                   258            0.2%            314            0.3%            (56)         (17.8)%

Interest expenses and
   financing costs                       1,171            0.9%            914            1.0%            257           28.1%

Federal income tax expense               2,470            1.8%          1,624            1.7%            846           52.1%

Net income                               4,585            3.4%          3,014            3.2%          1,571           52.1%

     Selling, general and administrative expenses increased to $43.4 million in the second quarter of 2000 compared to $32.4 million in the second quarter of 1999, an increase of $11.1 million or 34.3%. The increase in selling, general and administrative expenses represents a $8.2 million increase in commissions and a $3.4 million increase in other operating expenses attributable to our increased business base including the establishment of a bad debt allowance of $0.6 million in the second quarter of 2000 on a note receivable related to United Benefit. The increase in selling, general and administrative expenses was partially offset by a $0.5 million net increase in reinsurance allowances and charges. As a percentage of revenues, selling, general and administrative expenses decreased to 32.2% in the second quarter of 2000 compared to 34.6% in the second quarter of 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $7.2 million for the second quarter of 2000 compared to a net deferral of $5.0 million for the second quarter of 1999. The increase in the deferral is a result of capitalized acquisition expenses on increased new business.

     Amortization of goodwill of $0.2 million primarily relates to the February 1999 acquisition of Continental. The goodwill asset of $22.3 million as of June 30, 2000 is being amortized over periods of 25 years or less.

     Interest expense and financing costs increased to $1.2 million in the second quarter of 2000 compared to $0.9 million in the second quarter of 1999 as a result of the increased interest rates under the Credit Agreement.

     A provision for federal income taxes of $2.5 million, or 35.0%, of income before federal taxes of $7.1 million, was established for the second quarter of 2000.

     As a result of the foregoing, net income for the second quarter of 2000 was $4.6 million, or $0.33 basic and $0.32 diluted earnings per share of common stock, compared to net income of $3.0 million, or $0.23 basic and $0.19 diluted earnings per share of common stock, for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

1.       NET PREMIUMS

                                                                                          INCREASE FROM
                          SIX MONTHS        % OF       SIX MONTHS        % OF             PREVIOUS YEAR
                             ENDED       CONSOLIDATED     ENDED        CONSOLIDATED  ------------------------
                        JUNE 30, 2000      REVENUES   JUNE 30, 1999      REVENUES     DOLLARS            %
                        -------------    ------------ ------------     ------------  ----------      --------
                                                       (dollars in thousands)
Premiums, net

   Medical                 $173,489          68.5%      $114,959          66.8%      $ 58,530          50.9%
   Senior and other          50,175          19.8%        33,168          19.3%        17,007          51.3%
                           --------          ----       --------          ----       --------

        Total              $223,664          88.3%      $148,127          86.1%      $ 75,537          51.0%
                           ========          ====       ========          ====       ========


     For the six months ended June 30, 2000 total net premiums were $223.7 million, an increase of 51.0%, from $148.1 million for the same period in 1999.

     Medical premiums for the six months ended June 30, 2000 were $173.5 million compared to $115.0 million for the six months ended June 30, 1999, an increase of 50.9%. The increase in medical premiums was the result of increased new sales, premium rate increases, the inclusion of Continental's results for six months in 2000 compared to five months in 1999, and additional reinsurance assumed.

     Senior and other premiums, which primarily includes Medicare supplement, long-term care, dental, life insurance and annuities, were $50.2 million for the six months ended June 30, 2000 compared to $33.2 million for the six months ended June 30, 1999, an increase of 51.3%. The increase in senior and other premiums was primarily the result of the inclusion of Continental's senior premium for six months in 2000 versus five months in 1999, in addition to increased new sales and premium rate increases.

2.       OTHER REVENUES

                                                                                         INCREASE FROM
                            SIX MONTHS       % OF       SIX MONTHS      % OF             PREVIOUS YEAR
                               ENDED      CONSOLIDATED     ENDED      CONSOLIDATED  ------------------------
                          JUNE 30, 2000     REVENUES   JUNE 30, 1999    REVENUES     DOLLARS            %
                          -------------   ------------ ------------   ------------  ----------      --------
                                                      (dollars in thousands)


Net investment income        $11,986          4.7%      $11,368          6.6%      $   618           5.4%

Fee and other income          14,496          5.7%        9,701          5.6%        4,795          49.4%

Amortization of deferred
    reinsurance gain           3,197          1.3%        2,668          1.6%          529          19.8%

     Net investment income increased to $12.0 million for the first six months of 2000 from $11.4 million for the first six months of 1999, an increase of 5.4%. The increase in net investment income is primarily a result of including six months of Continental's activity in 2000 compared to five months in 1999, which increased $0.9 million.

     Fee and other income increased to $14.5 million for the six months ended June 30, 2000 compared to $9.7 million for the same period of 1999, an increase of 49.4%. This increase was attributable to fees received on increased sales volume, as well as additional fees charged for new services.

     The amortization of deferred reinsurance gain of $3.2 million for the six months ended June 30, 2000 represents the recognition of the ceding commission allowances received under the Company's reinsurance agreements. The unamortized amount of $17.7 million at June 30, 2000 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.       BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES


                                                                                         INCREASE FROM
                            SIX MONTHS                  SIX MONTHS                       PREVIOUS YEAR
                               ENDED                       ENDED                    ------------------------
                          JUNE 30, 2000    LOSS RATIO   JUNE 30, 1999  LOSS RATIO     DOLLARS            %
                          -------------   ------------ ------------   ------------  ----------      --------
                                                      (dollars in thousands)
Benefits, claims, losses and
  settlement expenses

  Medical                    $132,017       76.1%       $ 84,386         73.4%        $ 47,631        56.4%
  Senior and other             39,564       78.9%         26,211         79.0%          13,353        50.9%
                             --------                   --------                      --------
        Total                $171,581       76.7%       $110,597         74.7%        $ 60,984        55.1%
                             ========                   ========                      ========

     Total benefits, claims and settlement expenses increased to $171.6 million for the six months ended June 30, 2000 compared to $110.6 million for the same period in 1999, an increase of 55.1%. The increase was a direct result of the increased volume of business in force, including six months of Continental's activity in 2000 versus five months in 1999.

     Medical benefits, claims, losses and settlement expenses were $132.0 million for the six months ended June 30, 2000 compared to $84.4 million for the same period in 1999, an increase of 56.4%. The medical loss ratio was 76.1% for the six months ended June 30, 2000 compared to 73.4% for the same period of 1999. The increases are a result of higher benefit utilization in the first six months of 2000 versus the same period of 1999, on a larger volume of business in force.

     Senior and other benefits, claims, losses and settlement expenses were $39.6 million for the six months ended June 30, 2000 compared to $26.2 million for the same period of 1999, an increase of 50.9%. The increase is a direct result of the inclusion of six months of senior benefits of Continental in 2000 versus five months in 1999, in addition to claims and benefits paid on a larger volume of business in force. The senior and other loss ratio was 78.9% in the first six months of 2000 compared to 79.0% in the first six months of 1999.

4.       OTHER EXPENSES AND NET INCOME

                                                                                                    INCREASE/(DECREASE)
                                   SIX MONTHS       % OF         SIX MONTHS        % OF              FROM PREVIOUS YEAR
                                      ENDED      CONSOLIDATED       ENDED      CONSOLIDATED      -------------------------
                                 JUNE 30, 2000     REVENUES     JUNE 30, 1999    REVENUES         DOLLARS            %
                                 -------------   ------------   ------------   ------------      ----------       --------
                                                                 (dollars in thousands)

Selling, general and
  administrative expenses         $ 80,925           32.0%       $ 59,629           34.7%       $ 21,296           35.7%

Net amortization and change
  in deferral of acquisition
  costs and value of business
  acquired                         (14,937)          (5.9)%        (8,287)          (4.8)%        (6,650)         (80.2)%

Amortization of goodwill               517            0.2%            500            0.3%             17            3.4%

Interest expenses and
   financing costs                   2,337            0.9%          1,491            0.9%            846           56.7%


Federal income tax expense           4,500            1.8%          2,821            1.6%          1,679           59.5%


Net income                           8,356            3.3%          5,238            3.0%          3,118           59.5%


     Selling, general and administrative expenses increased to $80.9 million for the first six months of 2000 compared to $59.6 million for the first six months of 1999, an increase of $21.3 million or 35.7%. The increase in selling, general and administrative expenses represents a $21.2 million increase in commissions, a $12.6 million increase in other operating expenses attributable to our increased business base, which includes Continental for six months in 2000 versus five months in 1999, and the establishment of a bad debt allowance of $0.6 million in the second quarter of 2000 on a note receivable related to United Benefit. The increase in selling, general and administrative expenses was partially offset by a $12.5 million net increase in reinsurance allowances and charges. As a percentage of revenues, selling, general and administrative expenses decreased to 32.0% in the first six months of 2000 compared to 34.7% in the first six months of 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $14.9 million for the first six months of 2000 compared to a net deferral of $8.3 million for the first six months of 1999. The increase in the deferral is a result of capitalized acquisition expenses on increased new business, including Continental's new business for six months in 2000 versus five months in 1999. The increase was offset by a reduction in the net deferral of $1.2 million for additional amortization of previously capitalized expenses for certain states in which there were higher than anticipated claims loss ratios.

     Amortization of goodwill of $0.5 million primarily relates to the February 1999 acquisition of Continental. The goodwill asset of $22.3 million as of June 30, 2000 is being amortized over periods of 25 years or less.

     Interest expense and financing costs increased to $2.3 million in the first six months of 2000 compared to $1.5 million in the first six months of 1999 as a result of interest expense incurred under the Credit Agreement for six months in 2000 compared to interest expense which did not begin to accrue until February 17, 1999, the closing date of the purchase of Continental. Interest rates charged under the Credit Agreement for the first six months of 2000 were also higher than those charged for the same period in 1999.

     A provision for federal income taxes of $4.5 million, or 35%, of income before federal taxes of $12.9 million was established for the first six months of 2000.

     As a result of the foregoing, net income for the first six months of 2000 was $8.4 million, or $0.61 basic and $0.58 diluted earnings per share of common stock, compared to a net income of $5.2 million, or $0.40 basic and $0.34 diluted earnings per share of common stock, for the first six months of 1999.

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

     Assets of $330.9 million, or 44.7% of the total assets, were in investments at June 30, 2000. Fixed maturities are our primary investment and were $322.4 million, or 97.4% of total investments, at June 30, 2000. Other investments consist of surplus notes, policy loans and mortgage loans. We were carrying all of our fixed maturities at estimated fair value (available for sale) at June 30, 2000. We hold few high-yield type securities, with nearly 100% of our bonds being investment grade quality.

     In addition to the fixed maturities, we also had $33.0 million in cash and cash equivalents, and a $10.0 million line of credit with a major bank at June 30, 2000. There was $8.0 million available under the line of credit at June 30, 2000.

     The total reinsurance receivable was $254.8 million at June 30, 2000. Of this amount, $233.4 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Almost all of these reserves are held by Hannover, supported by investment grade securities.

     Assets increased 3.1% to $740.4 million at June 30, 2000 from $717.9 million at December 31, 1999. The increase was primarily due to the increase in new business, including an increase in other assets of $7.5 million in agency receivables.

     The total policy liabilities and accruals (reserves) were 79.9% of the total liabilities at June 30, 2000, compared to 80.0% at December 31, 1999.

     To provide funds for the acquisition of Continental, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres' various lending institutions and The Chase Manhattan Bank, as Administrative Agent, made principal payments of $3.0 million and $1.0 million on February 17, 2000 and May 17, 2000, respectively. Quarterly payments are due thereafter starting with $1.0 million through February 17, 2001; $1.5 million thereafter through February 17, 2002; and $2.25 million thereafter to February 17, 2005. Interest on the outstanding balance will be determined based on Ceres' selection each quarter of either a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 1/2 of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate is selected by the Company each quarter. At June 30, 2000, the interest rate was 10.2%. The credit agreement also provides for a $10.0 million line of credit which bears interest at the same rate choices as the $40.0 million loan. At June 30, 2000, the interest rate was 10.2% on the outstanding balance of $2.0 million. A commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit is charged to Ceres under the credit agreement.

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

     In addition, we pledged the common stock of Continental General, Central, Provident and other insignificant subsidiaries as security for the credit agreement. At June 30, 2000, we were in compliance with the covenants contained in the Credit Agreement.

     The covenants were modified due to the Credit Agreement Amendment on July 25, 2000. For additional information regarding the Credit Agreement Amendment, see Note I. "Subsequent Events" to the Notes to the Condensed Consolidated Financial Statements.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements. If additional funds are required for long-term growth, we believe that these funds could be obtained through equity or debt offerings as market conditions permit or dictate.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes comprehensive major medical plans, senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities, and corporate and other, which consists of primarily interest income and operating and interest expense.

     The medical segment had revenues of $193.9 million in the first six months of 2000 compared to $131.0 million in 1999. The major reason for the increase was increased new sales, premium rates, additional reinsurance assumed, increased fees, and the inclusion of Continental's results for six months in 2000 compared to five months for the same period in 1999.

     Total benefits, claims, losses and settlement expenses for the medical segment were $132.0 million in the first six months of 2000 compared to $84.4 million in the first six months of 1999. The increase was primarily a result of increased benefit utilization on a larger amount of in force business.

     The senior and other segment had revenues of $59.2 million for the first six months in 2000 compared to $40.7 million in the first six months of 1999. The increase was primarily attributable to the Continental business acquired in February, 1999 and a larger volume of business in force.

     Benefits, claims, losses, and settlement expenses for the senior and other segment were $39.6 million in the first six months of 2000 compared to $26.2 million for 1999. The increase is a direct result of the inclusion of six months of senior benefits at Continental in 2000 versus five months in 1999 in addition to claims and benefits paid on a larger volume of business in force.

     Total corporate and other revenues were $162,000 for the first six months of 2000 compared to $260,000 for 1999. The decrease was primarily due to the discontinuance of the printing operations at Continental.

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

     Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the failure to successfully integrate the operations of Pyramid into those of Ceres, including the failure to achieve cost savings;

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

                            PART II OTHER INFORMATION
                            -------------------------

All items of Part II other than Items 2, 4 and 6 are either inapplicable to Ceres, would not require a response, or have been previously reported.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

      On May 1, 2000, pursuant to the stock award provision of Peter W. Nauert's, our Chairman of the Board, President and Chief Executive Officer, employment agreement, as amended, we issued 26,722 shares of common stock to Mr. Nauert in connection with his January 1, 2000 stock award and 32,421 shares of common stock to Mr. Nauert in connection with his April 1, 2000 stock award. These issuances were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     On May 1, 2000, we issued 6,571 shares of common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. These issuances were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended and exemptions available under applicable state securities laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

a)   The Annual Meeting of Stockholders was held on June 27, 2000.

b) Proxies were solicited for election of directors by Ceres' management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement was made. All of management's nominees were elected to hold office until the next annual election of directors and until their successors are elected and qualified pursuant to the vote of the stockholders.

c)       The matters voted upon were the following:

         1. With respect to the election of nine directors to serve until the next annual election of directors and until their successors are elected and qualified:

                    Name                               For
                    ----                               ---

                    Andrew A. Boemi                    13,124,524
                    Michael A. Cavataio                13,123,895
                    Bradley E. Cooper                  13,102,824
                    Susan S. Fleming                   13,123,327
                    Rodney L. Hale                     13,125,024
                    Peter W. Nauert                    12,974,030
                    William J. Ruh                     13,123,824
                    Robert A. Spass                    13,101,624
                    Mark H. Tabak                      13,123,824


         2. With respect to a proposal to approve an amendment to Ceres' Certificate of Incorporation to increase the number of authorized shares of common stock:

                    For              12,960,024
                    Against             189,324
                    Withheld             24,106

         3. With respect to a proposal to approve an amendment to Ceres' 1998 Key Employee Share Incentive Plan to increase the total number of shares of common stock available for issuance under the plan:

                    For              11,575,149
                    Against             321,727
                    Withheld             36,656

         4. With respect to a proposal to approve Ceres' 2000 Employee Stock Purchase Plan:

                    For              11,723,254
                    Against             174,017
                    Withheld             36,261

         5. With respect to a proposal to approve and ratify Ernst & Young, LLP as Ceres' independent accountants for the fiscal year ending December 31, 2000:

                    For              13,150,826
                    Against              11,036
                    Withheld             11,593

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


a)       Exhibits.

         (27)     Financial Data Schedule

b)       Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CERES GROUP, INC.


Date:     August 14, 2000            By: /s/ Charles E. Miller, Jr.
        ------------------               -----------------------------------
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