Form 10-Q
period 2000-09-30
CERES GROUP INC
filed 2000-11-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value - 17,249,294 shares as of October 31, 2000.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I        FINANCIAL INFORMATION                                                                          Page
                                                                                                             ----
Item 1.       Financial Statements - Unaudited                                                                 3

              Condensed Consolidated Balance Sheets - September 30, 2000 and
                   December 31, 1999.                                                                          3

              Condensed Consolidated Statements of Income - Three and nine
                   months ended September 30, 2000 and 1999.                                                   4

              Condensed Consolidated Statements of Stockholders' Equity - Nine
                   months ended September 30, 2000.                                                            5

              Condensed Consolidated Statements of Cash Flows - Nine months
                   ended September 30, 2000 and 1999.                                                          6

              Notes to Condensed Consolidated Financial Statements.                                            7

Item 2.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                      15

Item 3.       Quantitative and Qualitative Disclosure of Market Risk                                          26

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               26

Item 2.       Changes in Securities and Use of Proceeds                                                       28

Item 6.       Exhibits and Reports on Form 8-K                                                                28

              Signatures                                                                                      30

              Exhibits                                                                                        31

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

                      CERES GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)
                                  UNAUDITED

                                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                                       2000             1999
                                                                                                    -------------     ------------
ASSETS
Investments
    Fixed maturities available for sale, at fair value                                               $ 384,771        $ 300,986
    Surplus notes                                                                                        4,867            5,043
    Policy and mortgage loans                                                                            5,874            3,923
                                                                                                     ---------        ---------
        Total investments                                                                              395,512          309,952
Cash and cash equivalents (of which $9,305 and $4,763 is restricted, respectively)                      72,500           42,921
Accrued investment income                                                                                6,148            5,234
Premiums receivable                                                                                      7,187            4,905
Reinsurance receivable                                                                                 249,261          263,289
Property held for sale                                                                                    --              2,177
Property and equipment, net                                                                             17,496           15,091
Deferred federal income taxes                                                                             --              1,792
Deferred acquisition costs                                                                              47,948           26,650
Value of business acquired                                                                              30,930           16,731
Goodwill                                                                                                31,138           22,857
Federal income tax receivable                                                                            1,613             --
Other assets                                                                                             6,900            6,269
                                                                                                     ---------        ---------
        Total assets                                                                                 $ 866,633        $ 717,868
                                                                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
    Future policy benefits, losses and claims                                                        $ 410,091        $ 357,149
    Unearned premiums                                                                                   43,672           32,045
    Other policy claims and benefits payable                                                           178,695          149,538
                                                                                                     ---------        ---------
                                                                                                       632,458          538,732

Deferred reinsurance gain                                                                               16,438           20,932
Other policyholders' funds                                                                              22,678           22,365
Federal income taxes payable                                                                              --              1,449
Mortgage note payable                                                                                    8,054            8,157
Long-term debt                                                                                          50,000           40,000
Deferred federal income tax liability                                                                    2,132             --
Other liabilities                                                                                       47,662           41,572
                                                                                                     ---------        ---------
        Total liabilities                                                                              779,422          673,207
                                                                                                     ---------        ---------
Stockholders' equity

    Non-voting preferred stock, $.001 par value, 1,900,000 and 2,000,000 shares
       authorized, respectively, none issued                                                              --               --
    Convertible voting preferred stock, $.001 par value, at stated value, 100,000 and 0 shares
       authorized, 75,000 and 0 shares issued and outstanding, respectively                              7,500             --
    Common stock, $.001 par value, 50,000,000 and 30,000,000 shares authorized,
       17,202,379 and 13,706,726 shares issued and outstanding, respectively                                17               14
    Additional paid-in capital                                                                          79,781           60,290
    Dividends distributable, convertible voting preferred stock                                            138             --
    Retained earnings                                                                                   14,739            2,549
    Accumulated other comprehensive loss                                                               (14,964)         (18,192)
                                                                                                     ---------        ---------
        Total stockholders' equity                                                                      87,211           44,661
                                                                                                     ---------        ---------
        Total liabilities and stockholders' equity                                                   $ 866,633        $ 717,868
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

                      CERES GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  UNAUDITED


                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ---------------------------        --------------------------
                                                                        2000             1999               2000             1999
                                                                     ----------        ---------        ---------        ---------
REVENUES
  Premiums, net
       Medical                                                        $ 102,402        $  66,115        $ 275,891        $ 181,074
       Senior and other                                                  38,438           21,455           88,613           54,623
                                                                      ---------        ---------        ---------        ---------
         Total premiums, net                                            140,840           87,570          364,504          235,697
  Net investment income                                                   7,336            5,241           19,322           16,609
  Net realized gains                                                         99              155               35              280
  Fee and other income                                                    7,984            3,059           22,480           12,760
  Amortization of deferred reinsurance gain                               1,298            1,400            4,495            4,068
                                                                      ---------        ---------        ---------        ---------
                                                                        157,557           97,425          410,836          269,414
                                                                      ---------        ---------        ---------        ---------

BENEFITS, LOSSES AND EXPENSES

  Benefits, claims, losses and settlement expenses
       Medical                                                           74,506           42,567          206,523          126,953
       Senior and other                                                  29,512           17,541           69,076           43,752
                                                                      ---------        ---------        ---------        ---------
         Total benefits, claims, losses and settlement expenses         104,018           60,108          275,599          170,705
  Selling, general and administrative expenses                           52,151           37,718          133,076           97,347
  Net amortization and change in deferral of acquisition
     costs and value of business acquired                                (6,633)          (6,075)         (21,570)         (14,362)
  Amortization of goodwill                                                  265              295              782              795
  Interest expense and financing costs                                    1,646            1,255            3,983            2,746
                                                                      ---------        ---------        ---------        ---------
                                                                        151,447           93,301          391,870          257,231
                                                                      ---------        ---------        ---------        ---------
Income before federal income taxes                                        6,110            4,124           18,966           12,183
Federal income tax expense                                                2,138            1,443            6,638            4,264
                                                                      ---------        ---------        ---------        ---------
NET INCOME                                                                3,972            2,681           12,328            7,919
Convertible voting preferred stock dividends                               (138)            --               (138)            --
                                                                      ---------        ---------        ---------        ---------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS                        $   3,834        $   2,681        $  12,190        $   7,919
                                                                      =========        =========        =========        =========

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic                                                            $    0.23        $    0.20        $    0.84        $    0.60
     Diluted                                                               0.21             0.17             0.79             0.51


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    UNAUDITED



         CONVERTIBLE VOTING PREFERRED STOCK
         Balance at December 31, 1999                                            $        --
         Issuance of shares                                                            7,500
                                                                                  ----------
               Balance at September 30, 2000                                     $     7,500
                                                                                  ==========
         COMMON STOCK
         Balance at December 31, 1999                                            $        14
         Issuance of shares:
            Private placement                                                              3
                                                                                  ----------
               Balance at September 30, 2000                                     $        17
                                                                                  ==========
         ADDITIONAL PAID-IN CAPITAL
         Balance at December 31, 1999                                            $    60,290
         Issuance of shares:
            Employee benefit plans                                                     1,094
            Private placement                                                         18,397
                                                                                  ----------
               Balance at September 30, 2000                                     $    79,781
                                                                                  ==========

         DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
         Balance at December 31, 1999                                            $        --
         Dividends distributable                                                         138
                                                                                  ----------
               Balance at September 30, 2000                                     $       138
                                                                                  ==========
         RETAINED EARNINGS
         Balance at December 31, 1999                                            $     2,549
         Net income                                                                   12,328
         Dividends distributable, convertible voting preferred stock                    (138)
                                                                                  ----------
               Balance at September 30, 2000                                     $    14,739
                                                                                  ==========
         ACCUMULATED OTHER COMPREHENSIVE LOSS
         Balance at December 31, 1999                                            $   (18,192)
         Other comprehensive loss, net:
            Unrealized gain on securities, net of tax of $248                          3,228
                                                                                  ----------
               Balance at September 30, 2000                                     $   (14,964)
                                                                                  ==========
         TOTAL STOCKHOLDERS' EQUITY                                              $    87,211
                                                                                  ==========
         NUMBER OF SHARES OF COMMON STOCK
         Balance at December 31, 1999                                             13,706,726
         Issuance of shares:
            Employee benefit plans                                                   162,319
            Private placement                                                      3,333,334
                                                                                  ----------
               Balance at September 30, 2000                                      17,202,379
                                                                                  ==========
         NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
         Balance at December 31, 1999                                                     --
         Issuance of shares                                                           75,000
                                                                                  ----------
                Balance at September 30, 2000                                         75,000
                                                                                  ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CERES GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (DOLLARS IN THOUSANDS)
                                  UNAUDITED


                                                                                                           2000             1999
                                                                                                        ---------        ---------
OPERATING ACTIVITIES
    Net income                                                                                          $  12,328        $   7,919
    Adjustments to reconcile net income to cash provided by (used in) operating activities:
        Depreciation and amortization                                                                       2,053            2,192
        Net realized gains                                                                                    (35)            (225)
        Deferred federal income taxes                                                                       8,273            2,733
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                                             15,215         (238,287)
           Value of business acquired                                                                      (1,516)          (1,676)
           Goodwill                                                                                         1,943           (5,228)
           Federal income taxes payable/recoverable                                                        (3,062)           5,795
           Accrued investment income                                                                          998              (90)
           Other assets                                                                                       941           (4,602)
           Future policy benefits, claims and funds payable                                                14,679          236,252
           Unearned premium                                                                                10,451           17,929
           Reinsurance payable                                                                              1,506            1,310
           Other liabilities                                                                                2,351             (290)
           Deferred policy acquisition costs                                                              (20,054)         (13,686)
           Deferred reinsurance gain                                                                       (4,495)          (4,068)
                                                                                                        ---------        ---------
Net cash provided by operating activities                                                                  41,576            5,978
                                                                                                        ---------        ---------
INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                                               (1,376)            (834)
    Purchase of fixed maturities available-for-sale                                                       (40,846)          (8,299)
    Acquisition of Continental General Corporation, net of $24,712 cash acquired                               --          (59,788)
    Acquisition of Pyramid Life Insurance Company, net of $7,159 cash acquired                            (37,339)              --
    Decrease in mortgage and policy loans, net                                                                321               --
    Foreclosure on assets of United Benefit Life Insurance Company, net of $1,251 cash overdrafts              --           (7,211)
    Proceeds from sales of fixed maturities available-for-sale                                             11,527           13,938
    Proceeds from calls and maturities of fixed maturities available-for sale                              27,462           10,331
    Proceeds from sales, calls and fixed maturities of held-to-maturity                                        --            3,923
    Proceeds from sale of property held for sale                                                            2,115               --
    Other                                                                                                      --               71
                                                                                                        ---------        ---------
Net cash used in investing activities                                                                     (38,136)         (47,869)
                                                                                                        ---------        ---------
FINANCING ACTIVITIES
    Increase in annuity account balances                                                                   12,408           12,961
    Decrease in annuity account balances                                                                  (23,160)         (25,337)
    Decrease in note receivable                                                                                --            7,368
    Principal payments on mortgage note payable                                                              (103)             (94)
    Increase in long-term debt borrowings                                                                  15,000           40,000
    Principal payments on long-term debt                                                                   (5,000)              --
    Proceeds from issuance of common stock                                                                  1,094            1,132
    Proceeds from private placement of common stock, net of acquisition costs                              18,400           15,117
    Proceeds from private placement of preferred stock                                                      7,500               --
                                                                                                        ---------        ---------
Net cash provided by financing activities                                                                  26,139           51,147
                                                                                                        ---------        ---------
NET INCREASE IN CASH                                                                                       29,579            9,256
Cash and cash equivalents at beginning of year                                                             42,921           19,376
                                                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $  72,500        $  28,632
                                                                                                        =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                                            $   4,031        $   2,432
    Cash paid during the period for federal income taxes                                                    1,000            2,078


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries ("Ceres," "we," "our" or the "Company") included herein have been prepared by Ceres in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Ceres' Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements for September 30, 2000 include the accounts of Central Reserve Life Insurance Company ("Central"), Provident American Life & Health Insurance Company ("Provident"), Continental General Corporation ("Continental General") and its wholly-owned subsidiary Continental General Insurance Company ("Continental") acquired on February 17, 1999, United Benefit Life Insurance Company ("United Benefit") under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999, and Pyramid Life Insurance Company ("Pyramid") acquired on July 26, 2000. Operating results for the interim periods are not necessarily indicative of results for an entire year.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2000 and December 31, 1999, the Company had approximately $9.3 million and $4.8 million, respectively, in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

     The Company's insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard; however, it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company anticipates that the adoption of this standard will not have a significant effect on its financial position or results of operations.

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

C.  DEBT

                                          SEPTEMBER 30,         DECEMBER 31,
                                              2000                1999
                                       ------------------  -----------------
                                              (dollars in thousands)

  Mortgage note payable                  $       8,054       $     8,157
                                            ===========         =========
  Bank credit facility                   $      35,000       $    40,000
  Revolver                                      15,000                --
                                            -----------         ---------
                                         $      50,000       $    40,000
                                            ===========         =========

     The mortgage note on the Company's Cleveland headquarters bears interest at 9 1/2% per annum. Principal payments are due monthly with the final payment of $8.0 million due on January 1, 2001.

     The Company entered into a $50.0 million Senior Secured Credit Agreement ("Credit Agreement") with a syndicate of major commercial banks in the first quarter of 1999. The Credit Agreement consisted of $40.0 million bank credit facility and a $10.0 million line of credit, referred to as the revolver. Quarterly principal payments are due through February 2005. On July 25, 2000, the Company, along with The Chase Manhattan Bank and associated banks, amended its Credit Agreement to increase the revolver from $10.0 million to $15.0 million. The amendment included provisions to allow for the Pyramid acquisition along with certain revisions in the financial covenants to be maintained by the Company.

     Interest rates under the Credit Agreement at September 30, 2000 ranged from 10.1% to 10.3%. See "Liquidity and Capital Resources" for further information on our Credit Agreement.

D.  REINSURANCE

     The Company has entered into several quota-share reinsurance treaties with Hannover Life Reassurance Company of America (formerly Reassurance Company of Hannover) on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 100% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances, which are classified as reinsurance expenses below. For the first nine months of 2000, the premiums and benefits, claims, losses and settlement expenses of United Benefit were classified on a direct basis rather than on the assumed basis of 1999, due to the foreclosure and subsequent ownership of United Benefit.

The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ---------------------------------   ---------------------------------
                                                      2000              1999               2000              1999
                                                  --------------   ----------------   ---------------   ---------------
                                                                         (dollars in thousands)
  Premiums
       Direct                                     $    201,127     $     153,481     $       546,812    $      391,472
       Assumed                                           2,728            12,350              14,374            71,043
       Ceded                                           (63,015)          (78,261)           (196,682)         (226,818)
                                                    ------------     -------------      -------------    --------------
          Net premiums                            $    140,840     $      87,570     $       364,504    $      235,697
                                                    ============     =============      =============    ==============
  Benefits, claims, losses, and
     settlement expenses                          $    152,465     $     208,042     $       429,333   $       427,921
  Reinsurance recoveries                               (48,447)         (147,934)           (153,734)         (257,216)
                                                    ------------     -------------      -------------    --------------
                                                  $    104,018     $      60,108     $       275,599    $      170,705
                                                    ============     =============      =============    ==============
  Selling, general, and administrative
     expenses
        Commissions                               $     33,195     $      22,041     $        94,846    $       62,479
        Other operating expenses                        34,177            25,667              87,424            66,359
        Reinsurance expenses                             1,016            10,958               3,242            32,359
        Reinsurance allowances                         (16,237)          (20,948)            (52,436)          (63,850)
                                                    ------------     -------------      -------------    --------------
                                                  $     52,151     $      37,718     $       133,076    $       97,347
                                                    ============     =============      =============    ==============


E.       COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows:

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                            -----------------------------          ---------------------------
                                               2000              1999                 2000            1999
                                            ----------        -----------          -----------     -----------
                                                                   (dollars in thousands)

    Net income                              $    3,972       $      2,681         $     12,328     $     7,919
    Other comprehensive loss, net
       Unrealized gain (loss) on securities,
          net of tax of $248                     4,820             (4,353)               3,228         (16,001)
       Reclassification adjustment for
         gains included in net income               --                100                  --              182
                                            ----------        -----------          -----------     -----------
          Comprehensive income (loss)       $    8,792        $    (1,572)         $    15,556     $    (7,900)
                                            ==========        ===========          ===========     ===========

F.  COMPUTATION OF NET INCOME PER SHARE OF COMMON STOCK

     The following table sets forth the computation of basic and diluted net income per share of common stock:


                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                             -------------------------------------   ----------------------------------
                                                   2000               1999                2000              1999
                                             -----------------  ------------------   ---------------  -----------------
                                                           (dollars in thousands, except per share amounts)
  BASIC
       Average common stock
          outstanding                              16,301,049         13,642,706         14,595,057         13,196,072
                                                ==============     ==============    ===============    ===============
       Net income attributable to common
          stockholders                       $          3,834   $          2,681   $         12,190   $          7,919
                                                ==============     ==============    ===============    ===============
       Net income per share attributable
          to common stockholders             $           0.23   $           0.20   $           0.84   $           0.60
                                                ==============     ==============    ===============    ===============
  DILUTED
       Average common stock
          outstanding                              16,301,049         13,642,706         14,595,057         13,196,072
       Convertible voting preferred stock             888,845                 --            298,444                 --
       Warrants/stock options -
          treasury stock method                       801,972          1,767,845            683,736          2,171,280
                                                --------------     --------------    ---------------    ---------------
       Weighted average shares
          of common stock                          17,991,866         15,410,551         15,577,237         15,367,352
                                                ==============     ==============    ===============    ===============
       Net income                            $          3,972   $          2,681   $         12,328   $          7,919
                                                ==============     ==============    ===============    ===============
       Net income per share attributable
          to common stockholders             $           0.21   $           0.17   $           0.79   $           0.51
                                                ==============     ==============    ===============    ===============


In computing diluted earnings per share, only potential shares of common stock that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported.

G.  CONTINGENCIES

     The Company is involved in litigation and may become involved in additional litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, on such litigation are not expected to be material to the Company's consolidated financial condition. See "Part II Other Information, Item 1. Legal Proceedings" for further information.

H.       ACQUISITION

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

     The $67.5 million purchase price was financed as follows:

         - $20.0 million from the sale of 3,333,334 newly-issued shares of our common stock at $6.00 per share, in a private placement offering;

         - $7.5 million from the sale to United of 75,000 newly-issued shares of our convertible voting preferred stock, which shares are (1) convertible into our common stock, (2) receive cumulative dividends of 10% per annum and (3) prohibit the payment of dividends on shares of our common stock unless all previous dividends on the convertible voting preferred stock have been paid;

         - $25.0 million from a special pre-closing dividend paid by Pyramid to United in connection with the acquisition; and

         - $15.0 million from a combination of funds from Continental and financing provided by The Chase Manhattan Bank and associated banks.

     Under purchase accounting, the total purchase cost for the acquisition has been allocated to the assets and liabilities of Pyramid based on their fair values. Allocations are subject to valuations as of the date of the acquisition based on appraisals and other studies which are not yet fully completed. Accordingly, the final allocations may be different from the amounts reflected herein. Although the final allocations may differ, the unaudited pro forma financial statements reflect management's best estimates based on currently available information as of the date of this filing.

     The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisition of Pyramid was completed on January 1, 1999 and 2000:


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                  ---------------------------------------------
                                                                         2000                     1999
                                                                  --------------------     --------------------

   Revenues                                                       $    452,834             $     320,130
   Income before federal income taxes                                   23,249                    17,557
   Federal income tax expense                                            8,235                     6,263
   Net income                                                           15,014                    11,294
   Net income attributable to common stockholders                       14,452                    10,731
   Net income per share attributable to common
      stockholders
        Basic                                                             0.85                      0.65
        Diluted                                                           0.75                      0.56


     The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisition been made on the dates indicated, or the results that may be obtained in the future.

I.  OPERATING SEGMENTS

     In conjunction with the Company's continued growth and refinement of a defined organization structure, the Company expanded its operating segments to the following three distinct operating segments based upon product types: medical, senior and other (formerly specialty and other), and corporate and other. Products included in the medical segment include comprehensive major medical plans. Significant products in the senior and other include Medicare Supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities of the Company, including interest income and expense of the parent company.

     Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                              -------------------------     -------------------------
                                                                 2000           1999           2000           1999
                                                              ----------     ----------     ----------     ----------
                                                                                (dollars in thousands)
MEDICAL
     Revenues
          Premiums, net                                       $  102,402     $   66,115     $  275,891     $  181,074
          Net investment income and net realized gains             2,733          1,602          6,623          5,428
          Fee and other income                                     8,716          2,805         25,239         15,068
                                                              ----------     ----------     ----------     ----------
                                                                 113,851         70,522        307,753        201,570
                                                              ----------     ----------     ----------     ----------
     Expenses
          Benefits, claims, losses and settlement expenses        74,506         42,567        206,523        126,953
          Other operating expenses                                32,687         26,069         85,251         67,856
                                                              ----------     ----------     ----------     ----------
                                                                 107,193         68,636        291,774        194,809
                                                              ----------     ----------     ----------     ----------
     Segment profit before federal income taxes               $    6,658     $    1,886     $   15,979     $    6,761
                                                              ==========     ==========     ==========     ==========
SENIOR AND OTHER
     Revenues
          Premiums, net                                       $   38,438     $   21,455     $   88,613     $   54,623
          Net investment income and net realized gains             4,364          3,745         12,234         11,258
          Fee and other income                                       566          1,017          1,736          1,017
                                                              ----------     ----------     ----------     ----------
                                                                  43,368         26,217        102,583         66,898
                                                              ----------     ----------     ----------     ----------
     Expenses
          Benefits, claims, losses and settlement expenses        29,512         17,541         69,076         43,752
          Other operating expenses                                10,579          4,199         24,514         12,989
                                                              ----------     ----------     ----------     ----------
                                                                  40,091         21,740         93,590         56,741
                                                              ----------     ----------     ----------     ----------
     Segment profit before federal income taxes               $    3,277     $    4,477     $    8,993     $   10,157
                                                              ==========     ==========     ==========     ==========
CORPORATE
     Revenues
          Net investment income                               $      338     $       49     $      500     $      203
          Fee and other income                                        --            637             --            743
                                                              ----------     ----------     ----------     ----------
                                                                     338            686            500            946
                                                              ----------     ----------     ----------     ----------
     Expenses
          Interest expense and financing costs                     1,646          1,255          3,983          2,746
          Other operating expenses                                 2,517          1,670          2,523          2,935
                                                              ----------     ----------     ----------     ----------
                                                                   4,163          2,925          6,506          5,681
                                                              ----------     ----------     ----------     ----------
     Segment profit (loss) before federal income taxes        $   (3,825)    $   (2,239)    $   (6,006)    $   (4,735)
                                                              ==========     ==========     ==========     ==========
INCOME BEFORE FEDERAL INCOME TAXES                            $    6,110     $    4,124     $   18,966     $   12,183
                                                              ==========     ==========     ==========     ==========

     The Company does not separately allocate investment or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

OVERVIEW

     We provide a broad spectrum of health and life insurance, medical cost management services and specialty products and services to approximately 600,000 insureds. We actively distribute our products on a national basis through approximately 50,000 independent licensed agents and career agents and through various e-commerce platforms, including our subsidiary, QQLink.com. Traditional and e-commerce products are marketed to individuals, small businesses and the senior market. Through the implementation of our sales and financial business plan and acquisition strategy, we focus on increasing fee based revenue and reducing medical costs and underwriting risks.

       The financial information for the quarter and nine months ended September 30, 1999 includes the operations of Continental since February 1, 1999, United Benefit (through reinsurance until July 20, 1999 and thereafter as an acquired entity) and Provident for the entire period. The financial information for the quarter and nine months ended September 30, 2000 includes the operations of Continental, Provident and United Benefit for the entire period and Pyramid since July 26, 2000.

RECENT EVENTS

THE PYRAMID LIFE INSURANCE COMPANY ACQUISITION

     On July 26, 2000, we completed the purchase of The Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc. of Chicago, Illinois. For additional information regarding the acquisition of Pyramid, see Note H. "Acquisition" to the Notes to the Condensed Consolidated Financial Statements.

CREDIT AGREEMENT AMENDMENT

     In conjunction with the Pyramid acquisition, on July 25, 2000, we, along with The Chase Manhattan Bank and associated banks, amended our Credit Agreement to increase the revolver from $10.0 million to $15.0 million. For additional information regarding the amendment to our Credit Agreement, see "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

1.       NET PREMIUMS


                          THREE MONTHS                       THREE MONTHS                             INCREASE FROM
                              ENDED            % OF             ENDED              % OF               PREVIOUS YEAR
                          SEPTEMBER 30,    CONSOLIDATED      SEPTEMBER 30,      CONSOLIDATED       --------------------
                              2000           REVENUES            1999            REVENUES          DOLLARS          %
                          -------------    ------------      -------------      ------------       -------       ------
                                                      (dollars in thousands)
  Premiums, net
     Medical             $   102,402             65.0%        $   66,115           67.9%        $   36,287         54.9%
     Senior and other         38,438             24.4%            21,455           22.0%            16,983         79.2%
                           ----------       -----------         ---------         --------        ---------
              Total      $   140,840             89.4%        $   87,570           89.9%        $   53,270         60.8%
                           ==========       ===========         =========         ========        =========

     For the quarter ended September 30, 2000, total net premiums were $140.8 million, an increase of 60.8%, from $87.6 million for the same quarter in 1999.

     Medical premiums for the quarter ended September 30, 2000 were $102.4 million compared to $66.1 million for the quarter ended September 30, 1999, an increase of 54.9%. The increase in medical premiums was the result of premium rate increases and $1.3 million attributable to Pyramid.

     Senior and other premiums, which primarily include Medicare Supplement, long-term care, dental, life insurance and annuities, were $38.4 million for the quarter ended September 30, 2000 compared to $21.5 million for the quarter ended September 30, 1999, an increase of 79.2%. The increase in senior and other premiums was primarily the result of $10.4 million attributable to Pyramid, increased Medicare Supplement sales and premium rate increases.

2.       OTHER REVENUES

                                                                                                        INCREASE /
                          THREE MONTHS                       THREE MONTHS                           (DECREASE) FROM
                              ENDED            % OF              ENDED              % OF              PREVIOUS YEAR
                          SEPTEMBER 30,    CONSOLIDATED      SEPTEMBER 30,      CONSOLIDATED       --------------------
                              2000           REVENUES             1999            REVENUES         DOLLARS          %
                          -------------    ------------      -------------      ------------       -------       ------
                                                              (dollars in thousands)
  Net investment
    income                   $7,336            4.7%             $5,241               5.4%           $2,095        40.0%
  Fee and other
    income                    7,984            5.1%              3,059               3.1%            4,925       161.0%
  Amortization of
    deferred
    reinsurance gain          1,298            0.8%              1,400               1.4%             (102)       (7.3)%

     Net investment income increased to $7.3 million for the third quarter of 2000 from $5.2 million for the third quarter of 1999, an increase of 40.0%, due primarily to an increased investment base from the addition of Pyramid.

     Fee and other income increased to $8.0 million for the quarter ended September 30, 2000 compared to $3.1 million for the same quarter of 1999, an increase of 161.0%. This increase was attributable to additional fees charged for new services, as well as fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $1.3 million for the quarter ended September 30, 2000 represents the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $16.4 million at September 30, 2000 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.       BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES


                               THREE MONTHS                       THREE MONTHS                         INCREASE FROM
                                   ENDED                              ENDED                            PREVIOUS YEAR
                               SEPTEMBER 30,            LOSS        SEPTEMBER 30,          LOSS    -----------------------
                                   2000                 RATIO         1999                 RATIO     DOLLARS           %
                               -------------           ------     ---------------          -----   -----------       -----
  Benefits, claims, losses and
      settlement expenses
         Medical                $    74,506           72.8%     $    42,567              64.4%    $    31,939       75.0%
         Senior and other            29,512           76.8%          17,541              81.8%         11,971       68.2%
                                -----------                     -----------                       -----------
              Total             $   104,018           73.9%     $    60,108              68.6%    $    43,910       73.1%
                                ===========                     ===========                       ===========

     Total benefits, claims and settlement expenses increased to $104.0 million for the quarter ended September 30, 2000 compared to $60.1 million for the same quarter in 1999, an increase of 73.1%.

     Medical benefits, claims, losses and settlement expenses were $74.5 million for the quarter ended September 30, 2000 compared to $42.6 million for the same quarter in 1999, an increase of 75.0%. The increase is a result of higher benefit utilization in the third quarter of 2000 versus the same quarter of 1999 on a larger volume of business in force, increased medical costs, the resolution of certain outstanding claims, and $0.8 million attributable to Pyramid. The medical loss ratio was 72.8% for the quarter ended September 30, 2000 compared to 64.4% for the same quarter of 1999. The increase is attributable to higher benefit utilization.

     Senior and other benefits, claims, losses and settlement expenses were $29.5 million for the quarter ended September 30, 2000 compared to $17.5 million for the same quarter of 1999, an increase of 68.2%. The increase is a result of $7.5 million attributable to Pyramid and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 76.8% for the third quarter of 2000 compared to 81.8% for the third quarter of 1999, primarily attributable to the acquisition of Pyramid.

4.       OTHER EXPENSES AND NET INCOME

                                                                                                          INCREASE /
                                 THREE MONTHS                      THREE MONTHS                       (DECREASE) FROM
                                    ENDED             % OF             ENDED             % OF           PREVIOUS YEAR
                                SEPTEMBER 30,     CONSOLIDATED     SEPTEMBER 30,     CONSOLIDATED    -------------------
                                     2000           REVENUES           1999            REVENUES      DOLLARS         %
                               --------------     ------------     -------------     ------------    -------     -------
                                                              (dollars in thousands)
  Selling, general and
     administrative expenses     $ 52,151             33.1 %            $ 37,718          38.7%      $14,433      38.3 %

  Net amortization and change
     in deferral of acquisition
     costs and value of
     business acquired             (6,633)            (4.2)%              (6,075)         (6.2)%        (558)     (9.2)%

  Interest expenses and
     financing costs                1,646              1.0 %               1,255           1.3 %         391      31.2 %

  Federal income tax expense        2,138              1.4 %               1,443           1.5 %         695      48.2 %

  Net income                        3,972              2.5 %               2,681           2.8 %       1,291      48.2 %


     Selling, general and administrative expenses increased to $52.2 million in the third quarter of 2000 compared to $37.7 million in the third quarter of 1999, an increase of 38.3%. The increase in selling, general and administrative expenses represents a $11.1 million increase in commissions and a $8.5 million increase in other operating expenses attributable to our increased business base. Pyramid accounted for $3.7 million of the $14.4 million increase. The increase in selling, general and administrative expenses was partially offset by a $5.2 million net increase in reinsurance allowances and charges. As a percentage of revenues, selling, general and administrative expenses decreased to 33.1% in the third quarter of 2000 compared to 38.7% in the third quarter of 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $6.6 million for the third quarter of 2000 compared to a net deferral of $6.1 million for the third quarter of 1999. Pyramid accounted for $0.9 million of the net deferral. The remaining increase in the deferral is a result of capitalized acquisition expenses on new business. The increase was offset by a reduction in the net deferral of $0.8 million for additional amortization of previously capitalized expenses for certain states in which there were higher than anticipated claim loss ratios.

     Interest expense and financing costs increased to $1.6 million in the third quarter of 2000 compared to $1.3 million in the third quarter of 1999 as a result of a higher outstanding balance and increased interest rates under the Credit Agreement.

     A provision for federal income taxes of $2.1 million, or 35.0% of income before federal taxes of $6.1 million, was established for the third quarter of 2000. A similar effective rate was used for 1999.

     As a result of the foregoing, net income for the third quarter of 2000 was $3.9 million, or $0.23 basic and $0.21 diluted earnings per share of common stock, compared to net income of $2.7 million, or $0.20 basic and $0.17 diluted earnings per share of common stock, for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

1.       NET PREMIUMS


                             NINE MONTHS                            NINE MONTHS                          INCREASE FROM
                                ENDED                 % OF             ENDED               % OF          PREVIOUS YEAR
                            SEPTEMBER 30,         CONSOLIDATED     SEPTEMBER 30,       CONSOLIDATED ------------------------
                                2000                REVENUES            1999             REVENUES    DOLLARS            %
                           -------------         ------------     -------------       ------------  ---------          -----
                                                              (dollars in thousands)
Premiums, net
   Medical                 $     275,891             67.1%        $   181,074            67.2%      $  94,817          52.4%
   Senior and other               88,613             21.6%             54,623            20.3%         33,990          62.2%
                           -------------             -----        -----------            -----      ---------

        Total              $     364,504             88.7%        $   235,697            87.5%      $ 128,807          54.6%
                           =============             =====        ===========            =====      =========


     For the nine months ended September 30, 2000, total net premiums were $364.5 million, an increase of 54.6%, from $235.7 million for the same period in 1999.

     Medical premiums for the nine months ended September 30, 2000 were $275.9 million compared to $181.1 million for the nine months ended September 30, 1999, an increase of 52.4%. The increase in medical premiums was the result of increased new sales, premium rate increases, the inclusion of Continental's results for nine months in 2000 compared to eight months in 1999, additional reinsurance assumed, and $1.3 million attributable to Pyramid.

     Senior and other premiums, which primarily includes Medicare Supplement, long-term care, dental, life insurance and annuities, were $88.6 million for the nine months ended September 30, 2000 compared to $54.6 million for the nine months ended September 30, 1999, an increase of 62.2%. The increase in senior and other premiums was primarily the result of the inclusion of Continental's senior premiums for nine months in 2000 versus eight months in 1999, $10.4 million attributable to Pyramid, increased Medicare Supplement sales, and premium rate increases.

2.       OTHER REVENUES


                           NINE MONTHS                       NINE MONTHS                              INCREASE FROM
                              ENDED            % OF             ENDED               % OF              PREVIOUS YEAR
                          SEPTEMBER 30,    CONSOLIDATED     SEPTEMBER 30,       CONSOLIDATED      ----------------------
                              2000           REVENUES            1999             REVENUES         DOLLARS            %
                          -------------    ------------     -------------       ------------      ---------        -----
                                                              (dollars in thousands)

Net investment income      $   19,322          4.7%          $    16,609            6.2%          $   2,713        16.3%

Fees and other income          22,480          5.5%               12,760            4.7%              9,720        76.2%

Amortization of deferred
    reinsurance gain            4,495          1.1%                4,068            1.5%                427        10.5%


     Net investment income increased to $19.3 million for the first nine months of 2000 from $16.6 million for the first nine months of 1999, an increase of 16.3%. The increase in net investment income is primarily a result of including nine months of Continental's activity in 2000 compared to eight months in 1999, and an increased investment base from the addition of Pyramid.

     Fee and other income increased to $22.5 million for the nine months ended September 30, 2000 compared to $12.8 million for the same period of 1999, an increase of 76.2%. This increase was attributable to additional fees charged for new services, as well as fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $4.5 million for the nine months ended September 30, 2000 represents the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $16.4 million at September 30, 2000 is accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.       BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES


                                NINE MONTHS                       NINE MONTHS                       INCREASE FROM
                                   ENDED                              ENDED                         PREVIOUS YEAR
                                SEPTEMBER 30,          LOSS       SEPTEMBER 30,       LOSS       -------------------
                                    2000               RATIO          1999            RATIO        DOLLARS        %
                                -------------          -----      -------------       -----      ----------    -----
                                                                 (dollars in thousands)
Benefits, claims, losses and
  settlement expenses
       Medical                   $  206,523            74.9%      $    126,953        70.1%      $   79,570    62.7%
       Senior and other              69,076            78.0%            43,752        80.1%          25,324    57.9%
                                 ----------                       ------------                  -----------

             Total               $  275,599            75.6%      $    170,705        72.4%      $  104,894    61.4%
                                 ==========                       ============                   ==========

     Total benefits, claims and settlement expenses increased to $275.6 million for the nine months ended September 30, 2000 compared to $170.7 million for the same period in 1999, an increase of 61.4%.

     Medical benefits, claims, losses and settlement expenses were $206.5 million for the nine months ended September 30, 2000 compared to $127.0 million for the same period in 1999, an increase of 62.7%. The increase is a result of higher benefit utilization in the first nine months of 2000 versus the same period of 1999 on a larger volume of business in force, increased medical costs, the resolution of certain outstanding claims, and $0.8 million attributable to Pyramid. The medical loss ratio was 74.9% for the nine months ended September 30, 2000 compared to 70.1% for the same period of 1999. The increase is attributable to higher benefit utilization.

     Senior and other benefits, claims, losses and settlement expenses were $69.1 million for the nine months ended September 30, 2000 compared to $43.8 million for the same period of 1999, an increase of 57.9%. The increase is a result of the inclusion of nine months of senior benefits of Continental in 2000 versus eight months in 1999, $7.5 million attributable to Pyramid, and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 78.0% for the first nine months of 2000 compared to 80.1% for the first nine months of 1999, primarily attributable to lower loss ratios for the long-term care business at Continental, as well as the acquisition of Pyramid.

4.       OTHER EXPENSES AND NET INCOME


                                 NINE MONTHS                        NINE MONTHS                          INCREASE /
                                    ENDED              % OF            ENDED             % OF          (DECREASE) FROM
                                SEPTEMBER 30,      CONSOLIDATED    SEPTEMBER 30,     CONSOLIDATED       PREVIOUS YEAR
                                     2000            REVENUES           1999           REVENUES     DOLLARS        %
                                -------------      ------------    -------------     ------------   -------        ------
                                                                  (dollars in thousands)
Selling, general and
  administrative expenses       $   133,076            32.4%       $     97,347          36.1%      $35,729         36.7%

Net amortization and change
  in deferral of acquisition
  costs and value of business
  acquired                          (21,570)           (5.3)%           (14,362)         (5.3)%      (7,208)       (50.2)%

Interest expenses and
   financing costs                    3,983             1.0%              2,746           1.0%        1,237         45.0%

Federal income tax expense            6,638             1.6%              4,264           1.6%        2,374         55.7%

Net income                           12,328             3.0%              7,919           2.9%        4,409         55.7%

     Selling, general and administrative expenses increased to $133.1 million for the first nine months of 2000 compared to $97.3 million for the first nine months of 1999, an increase of 36.7%. The increase in selling, general and administrative expenses represents a $32.4 million increase in commissions, and a $21.0 million increase in other operating expenses attributable to our increased business base, which includes Continental for nine months in 2000 versus eight months in 1999. Pyramid accounted for $3.7 million of the $35.7 million increase. The increase in selling, general and administrative expenses was partially offset by a $17.7 million net increase in reinsurance allowances and charges. As a percentage of revenues, selling, general and administrative expenses decreased to 32.4% in the first nine months of 2000 compared to 36.1% in the first nine months of 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $21.6 million for the first nine months of 2000 compared to a net deferral of $14.4 million for the first nine months of 1999. The increase in the deferral is a result of capitalized acquisition expenses on new business, including Continental's new business for nine months in 2000 versus eight months in 1999, and $0.9 million attributable to Pyramid. The increase was offset by a reduction in the net deferral of $0.8 million for additional amortization of previously capitalized expenses for certain states in which there were higher than anticipated claims loss ratios.

     Interest expense and financing costs increased to $4.0 million in the first nine months of 2000 compared to $2.7 million in the first nine months of 1999 as a result of interest expense incurred under our Credit Agreement for nine months in 2000 compared to interest expense for the nine months in 1999 which did not begin to accrue until February 17, 1999, the closing date of the purchase of Continental, and a higher outstanding balance. Interest rates charged under the Credit Agreement for the first nine months of 2000 were also higher than those charged for the same period in 1999.

     A provision for federal income taxes of $6.6 million, or 35% of income before federal taxes of $19.0 million, was established for the first nine months of 2000. A similar effective rate was used for 1999.

     As a result of the foregoing, net income for the first nine months of 2000 was $12.3 million, or $0.84 basic and $0.79 diluted earnings per share of common stock, compared to net income of $7.9 million, or $0.60 basic and $0.51 diluted earnings per share of common stock, for the first nine months of 1999.

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

     Assets of $395.5 million, or 45.6% of the total assets, were in investments at September 30, 2000. Fixed maturities are our primary investment and were $384.8 million, or 97.3% of total investments, at September 30, 2000. Other investments consist of surplus notes, policy loans and mortgage loans. We were carrying all of our fixed maturities at estimated fair value (available for sale) at September 30, 2000. We hold less than 1% high-yield type securities, with nearly 100% of our bonds being investment grade quality.

     In addition to the fixed maturities, we also had $72.5 million in cash and cash equivalents, and a $15.0 million line of credit with a syndicate of major commercial banks at September 30, 2000. At September 30, 2000, there was no amount available for additional borrowings under the line of credit.

     The total reinsurance receivable was $249.3 million at September 30, 2000. Of this amount, $227.3 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Almost all of these reserves are held by Hannover, supported by investment grade securities.

     Assets increased 20.7% to $866.6 million at September 30, 2000 from $717.9 million at December 31, 1999. The increase was primarily due to the $130.5 million in assets at Pyramid and new business.

     The total policy liabilities and accruals (reserves) were 81.1% of the total liabilities at September 30, 2000, compared to 80.0% at December 31, 1999.

     To provide funds for the acquisition of Continental in February 1999, we incurred debt of $40.0 million under a Credit Agreement. Under the terms of the Credit Agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments are due through February 2005, as defined in the Credit Agreement. Interest on the outstanding balance will be determined based on Ceres' selection each quarter of either a "Base Rate Loan" or a "Eurodollar Loan". Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 1/2 of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus an Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At September 30, 2000, the interest rate was 10.3%. The Credit

Agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid. The $15.0 million revolver bears interest at the same rate choices as the $40.0 million loan. At September 30, 2000, the interest rate was 10.1% on the outstanding balance of $15.0 million. A commitment fee of 3/4 of 1% per annum on the average daily unutilized line of credit is charged to Ceres under the Credit Agreement.

     The Credit Agreement, as amended, contains financial and other covenants that, among other matters:

     - Prohibit the payment of cash dividends on our shares of common stock, except upon compliance with certain conditions;

     -    Restrict the creation of liens and sales of assets; and

     -    Require that we, at a minimum, maintain:

          - a leverage ratio (consolidated debt to consolidated total capital) of 0.40 to 1.00 through December 31, 2000, 0.35 to 1.00 thereafter through December 31, 2001, and 0.30 to 1.00 thereafter;

          - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 2.5 to 1 through December 31, 2000, and 3.0 to 1 thereafter;

          - a risk-based capital ratio for any regulated insurance company subsidiary of the Company of not less than 125.0%;

          - consolidated net worth, as defined in the Credit Agreement, as amended, of $80.0 million through December 31, 2000, $110.0 million thereafter through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

          - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.05 to 1.00 for the period of June 30, 2000 through June 30, 2001, 1.10 to 1.00 thereafter through June 30, 2002,
               1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

     In addition, we pledged the common stock of Continental General, Central, Provident, Pyramid and other subsidiaries as security for the Credit Agreement. At September 30, 2000, we were in compliance with the covenants contained in the Credit Agreement.

     On July 26, 2000, we sold 75,000 shares of our convertible voting preferred stock at $100.00 per share to finance, in part, the acquisition of Pyramid. The convertible voting preferred stock (1) is convertible into our common stock,
(2) receives dividends of 10% per annum, and (3) prohibits the payment of dividends on our shares of common stock unless all previous dividends on the convertible voting preferred stock have been paid.

     The mortgage note on our Cleveland headquarters bears interest at 9 1/2% per annum. Principal payments are due monthly with the final payment of $8.0 million due on January 1, 2001. We are in the process of evaluating our options with respect to the extension, refinancing, renewal or payoff of this mortgage note. Management believes that it will be successful in any such extension, refinancing or payoff.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. If additional funds are required for long-term growth, we believe that these funds could be obtained through equity or debt offerings as market conditions permit or dictate.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes comprehensive major medical plans, senior and other, which includes Medicare Supplement, long-term care, dental, life insurance and annuities, and corporate and other, which includes primarily interest income and operating and interest expense. See Note I. "Operating Segments" to the Notes to the Condensed Consolidated Financial Statements for further information.

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

     -         Adverse changes in interest rates;

     - Unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

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

                            PART II OTHER INFORMATION
                            -------------------------

            All items of Part II other than Items 1, 2 and 6 are either inapplicable to Ceres, would not require a response, or have been previously reported.

ITEM 1.    LEGAL PROCEEDINGS
----------------------------

         We are defendants in a lawsuit filed on August 14, 2000, Insurance Advisors of America, Inc., Transcend Group, Inc., and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover), Provident American Life and Health Insurance Company and Health Plan Services, Inc., United Benefit Life Insurance Company and Billy B. Hill, Jr., case no. 17-184-65-00, in State District Court of Tarrant County, Texas. The lawsuit involves a number of agreements between Insurance Advisors of America, Ceres, Ceres Financial and United Benefit in which, among other things, we reinsured United Benefit's policies, Insurance Advisors entered into a non-compete agreement which prohibited them from selling insurance products not provided by us, and Insurance Advisors signed a $10 million promissory note payable to us. Pursuant to such agreements, we acquired through foreclosure the stock of United Benefit. Plaintiffs allege, among other things, fraud, breach of contract and negligence relating to unfair competition and failure to allow them to cross-sell insurance products. Damages sought are in excess of $50 million. As discussed below, Hannover has now been dismissed from this action. Additionally, plaintiffs voluntarily dismissed our general counsel, Billy B. Hill, Jr., from the lawsuit.

         On October 25, 2000, we filed a counterclaim in Tarrant County, Texas, asserting that the plaintiffs failed to make payments under the various lending agreements entered into by Transcend, breach of fiduciary duties, misrepresentation of financial condition, breach of contract and certain other claims. Damages sought are in excess of $25 million.

         On September 5, 2000, we initiated a lawsuit, Ceres Group, Inc., Central Reserve Life Insurance Company, Provident America Life and Health Insurance Company, and United Benefit Life Insurance Company vs. Insurance Advisors of America, Inc., Robert H. Merrill, Private Business Management, Inc., Transcend Group, Inc. and Jimmy K. Walker, in the Court of Common Pleas of Cuyahoga County, Ohio, relating to the foreclosure on the United Benefit stock and Transcend's failure to make payments under the promissory note. On September 15, 2000, the Court of Common Pleas entered a temporary restraining order in our favor, which order was superceded by an agreed order dated October 2, 2000.

         In addition, a lawsuit was also filed by Hannover, Hannover Life Reassurance Company of America vs. Transcend Group, Inc., Insurance Advisors of America, Inc. and Jimmy K. Walker, Sr., case number C10 00-644-8, in Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida. The complaint alleges Transcend breached an agreement in connection with a revolving credit facility originally provided to Transcend by Ceres Financial which in turn assigned its position to Hannover. This action was dismissed pursuant to an agreement reached by the parties in the Texas action and Hannover was dismissed with prejudice from the Texas action.

         Presently, we cannot predict the ultimate outcome nor the financial impact, if any, of the lawsuit filed against us. Although we cannot rule out the possibility that the outcome of this litigation may have a material adverse impact on us, we denied liability to plaintiffs and we intend to vigorously contest this matter, as well as pursue the claims we hold against Transcend and its affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Further, we are not aware of any actions taken by any of our employees or representatives which justify the allegations made by plaintiffs in the Texas litigation and we believe these allegations to be groundless.

         In addition to the above litigation, we have recently been sued in certain actions pertaining to the insureds of United Benefit arising from claims payment issues. While we do not believe that United Benefit has harmed any of the plaintiffs in these lawsuits and we believe our claims reserves are adequate, we cannot predict their outcome at this time. To the extent we are found liable with respect to any of these cases, we may have a right to indemnity from our third party administrator.

         Other than ordinary routine litigation incidental to the business and the above matters, neither Ceres nor any of our subsidiaries is party to any material pending legal proceeding nor is any of their property the subject thereof.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------

         On July 25, 2000, we sold 3,333,334 shares of our common stock at $6.00 per share in a private placement offering, and, on July 26, 2000, we sold 75,000 shares of our convertible voting preferred stock at $100.00 per share to United Insurance Company of America in a private placement offering. The $27.5 million proceeds from these sales were used for the purchase of Pyramid from United Insurance, a subsidiary of Unitrin, Inc. The sales were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         The private placement offerings in connection with the acquisition of Pyramid resulted in adjustments to the number of warrant shares and exercise price of the Common Share Purchase Warrants, dated July 1, 1998 (the "Warrants"), pursuant to the Warrants' anti-dilution provisions. The Warrants were originally exercisable into 3,650,000 shares of our common stock at $5.50 per share. The adjustments resulted in an additional 57,743 Warrant shares and an adjusted exercise price of $5.41. While we believe that the issuances should not be deemed to constitute a "sale," as that term is defined in the Securities Act of 1933, as amended, the issuances of the additional Warrant shares would also be exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         On July 1, 2000, we issued 33,988 shares of our common stock to Peter
W. Nauert, our Chairman of the Board, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         Also on July 1, 2000, we issued 3,776 shares of our common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

(a)      Exhibits.

         (10) Third Amendment to Credit Agreement, dated as of September 22, 2000, among Ceres Group, Inc., the lending institutions party to the Credit Agreement referred to therein and The Chase Manhattan Bank, as Administrative Agent

         (27)     Financial Data Schedule

(b)      Reports on Form 8-K.

         Current report on Form 8-K dated July 25, 2000 announcing our acquisition of Pyramid Life Insurance Company, filed August 9, 2000.

         Attached as exhibits were:

         2.1 Purchase Agreement, dated October 7, 1999, by and between United Insurance Company of America and Ceres Group, Inc.

         2.2 Amendment to Purchase Agreement by and between United Insurance Company of America and Ceres Group, Inc., dated as of April 17, 2000

         2.3 Amendment No. 2 to Purchase Agreement by and between United Insurance Company of America and Ceres Group, Inc., dated as of July 5, 2000

         3.1 Certificate of Amendment of the Certificate of Incorporation of Ceres Group, Inc. dated July 25, 2000

         4.1 Amended and Restated Registration Rights Agreement dated as of July 25, 2000 between Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the persons and entities set forth on the signature pages thereof

         4.2 Amended and Restated Voting Agreement dated as of July 25, 2000 by and among Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the security holders listed on the signature pages thereof

         4.3 Form of Stockholders Agreement by and among Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the security holders listed on the signature pages thereof (Incorporated by reference to Exhibit D to Ceres' Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on May 26, 1998 (Reg. No. 000-08483))

         4.4 United Registration Rights Agreement dated as of July 26, 2000 between Ceres Group, Inc. and United Insurance Company of America

         10.1 Credit Agreement, dated as of February 17, 1999, among Ceres Group, Inc., the lending institutions listed from time to time on Annex I thereto and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit
                  10.1 to Ceres' Form 8-K as filed with the Securities and Exchange Commission on March 4, 1999 (Reg. No. 000-08483))

         10.2 First Amendment to the Credit Agreement, dated as of May 3, 1999, among Ceres Group, Inc., the lending institutions party to the Credit Agreement and The Chase Manhattan Bank, as Administrative Agent

         10.3 Second Amendment to Credit Agreement, dated as of July 25, 2000, among Ceres Group, Inc., the lending institutions party to the Credit Agreement and The Chase Manhattan Bank, as Administrative Agent

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CERES GROUP, INC.


Date:      November 14, 2000             By:  /s/ Charles E. Miller, Jr.
           ----------------------        ---------------------------------
                                         Charles E. Miller, Jr.
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer and Chief Accounting Officer)

                                    EXHIBITS

         10.1 Third Amendment to Credit Agreement, dated as of September 22, 2000, among Ceres Group, Inc., the lending institutions party to the Credit Agreement referred to therein and The Chase Manhattan Bank, as Administrative Agent.

         27       Financial Data Schedule