Form 10-K405
period 2000-12-31
CERES GROUP INC
filed 2001-04-02
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000                COMM. FILE NO. 0-8483

                               CERES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      34-1017531
         ---------------------------                ------------------------------------
       (State of Other Jurisdiction of            (I.R.S. Employer Identification Number)
        Incorporation or Organization)
     17800 ROYALTON ROAD, CLEVELAND, OHIO                          44136
 -------------------------------------------                     ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $27,471,655 computed based on the closing price of the common stock on March 1, 2001. (The Registrant considers affiliates to be directors, executive officers, and those persons subject to the Voting and Stockholders' Agreements.)

     The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2001 was 17,322,679.
- --------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting
                           of Stockholders to be held
  June 12, 2001 are incorporated by reference into Part III of this Form 10-K.
- --------------------------------------------------------------------------------

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                            PAGE
                                                                            ----
PART I
Item 1        Business....................................................    1
Item 2        Properties..................................................   17
Item 3        Legal Proceedings...........................................   17
Item 4        Submission of Matters to a Vote of Security Holders.........   19

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   20
Item 6        Selected Financial Data.....................................   21
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   23
Item 7A       Quantitative and Qualitative Disclosures about Market
              Risk........................................................   36
Item 8        Financial Statements and Supplemental Data..................   37
              Schedule II -- Condensed Financial Information of
              Registrant..................................................   72
              Schedule III -- Supplemental Insurance Information..........   75
              Schedule IV -- Reinsurance..................................   76
Item 9        Changes in and Disagreement with Accountants on Accounting
              and Financial Disclosure....................................   77

PART III
Item 10       Directors and Executive Officers of the Registrant..........   77
Item 11       Executive Compensation......................................   77
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................   77
Item 13       Certain Relationships and Related Transactions..............   77

PART IV
Item 14       Exhibits, Financial Statements, Financial Statement
              Schedules, and Reports on Form 8-K..........................   77
Signatures................................................................   82
Index to Exhibits.........................................................   83

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Ceres provides a wide array of health and life insurance products to over 700,000 insureds. Our core businesses are major medical health insurance for individuals, associations and small businesses, and senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include over 50,000 independent and exclusive agents and QQLink.com, our new web-based service.

     In 1998, a new management team led by Peter W. Nauert took control of Ceres and its then only insurance subsidiary, Central Reserve Life Insurance Company. The management team implemented a complete restructuring of the company and its operations by initiating a series of remedial actions designed to stabilize our operating performance, including product re-pricing, eliminating unprofitable products, improving underwriting and reducing administrative expenses. Beginning with the restructuring, we have added experienced management personnel to our financial, actuarial, underwriting, claims, marketing and operations areas. We also initiated a growth strategy that includes expanded distribution channels and product offerings and a series of strategic acquisitions, which included our entry into the senior market.

     We acquired Continental General Insurance Company, Provident American Life & Health Insurance Company and United Benefit Life Insurance Company to supplement our major medical platform at Central Reserve Life. In addition, we acquired selected major medical insureds of Central Benefits Mutual Insurance Company and a block of major medical business written by American Chambers Life Insurance Company. We entered into the senior market by acquiring Continental General with its significant senior health insurance business and Pyramid Life Insurance Company, a company primarily in the senior market.

     We believe that our improved operating results and increased capabilities demonstrate the success of our restructuring and growth strategy. Since 1998, our distribution channels increased from one to ten, our agent force expanded from 16,000 agents to over 50,000 and our product offerings increased from five products in 1998 to over 40 products offered in our major medical and senior markets today. Our net income was $16.5 million and our net premiums were $511.5 million for the year ended December 31, 2000. Assets at December 31, 2000 were $880.5 million. Earnings per share on our common stock have increased from a net loss of $5.01 per share for the year ended December 31, 1997 to net income of $1.00 per share for the year ended December 31, 2000.

OUR CORE BUSINESSES

     MAJOR MEDICAL INSURANCE. Historically, major medical insurance has been our core business, including insurance for individuals under age 65, associations and small businesses. With increasingly stringent federal and state restrictions on small group insurance, we now emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters.

     We market and administer preferred provider organization (PPO) and traditional indemnity medical plans. We believe that increased costs and consumer dissatisfaction with limitations on choice of doctors and treatment have caused health maintenance organization (HMO) enrollments to decrease. Approximately 40% of U.S. workers have PPO coverage, providing them with greater freedom of choice of doctors and the opportunity to seek care from doctors and facilities within networks to deliver healthcare at favorable rates compared to HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments and deductibles. Traditional indemnity insurance usually allows insureds substantial freedom of choice in selecting healthcare providers but without the financial incentives or cost-control measures typical of managed care plans.

     SENIOR HEALTH, LIFE AND ANNUITY PRODUCTS. Although a greater percentage of our current revenue is in our major medical insurance segment, we increasingly focus on the senior segment because we believe this market has the potential for greater revenue growth and profit margins than our medical segment. Our senior health products, as well as life insurance and annuity products, are designed with higher profit margins and premium payments to produce a longer-term cash flow. In 2000, a growing percentage of our total new sales came from the senior market. In 2000, new sales of our senior health, life and annuity products rose 230% to $92.8 million of annualized new premiums from $28.1 million in 1999.

     These products are designed specifically for Americans age 55 and over, one of the country's fastest growing age segments that is projected to increase to 103 million people by 2025. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Health Care Financing Administration (HCFA), the number of Medicare enrollees, age 65 and over, nearly doubled between 1967 and 1998, growing to 38.8 million from 19.5 million. By 2007, the Medicare population is expected to exceed 44 million. With the July 2000 acquisition of Pyramid Life, we significantly increased our senior business. We also intend to transition our major medical insureds into our senior products as they age.

BUSINESS STRATEGY

     We continue to concentrate on many of the initiatives begun during the restructuring program to enhance our profitability, including:

     MEDICAL COST MANAGEMENT. Our approach is to manage the cost of healthcare. With historically high medical inflation and utilization rates, we focus on reducing medical costs for our insureds by actively managing these costs. National health expenditures have grown from $41.0 billion, or $202 per capita, in 1965 to $1.1 trillion, or $4,094 per capita, in 1998, according to statistics compiled by HCFA. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals and the aging of the population.

     In addition to monthly reviews of premium rate adequacy and taking actions to adjust rates on a product and state basis as needed, we also have numerous programs designed to lower medical costs for our insureds. Some of these programs include:

     - ongoing activities to secure more favorable preferred provider network contracts and discounts;

     - use of a "Centers of Excellence" network providing our insureds access to transplant and other necessary high-risk procedures at approximately 53 renowned medical institutions that have the staff, experience and volume of patients to produce higher recovery rates while offering discounted costs;

     - a multiple benefit level pharmacy coverage to promote use of generic drugs when possible;

     - screening techniques to identify and move high-cost and high-risk insureds as early as possible into case management programs to enhance treatment programs and lower the long-term total medical expenses;

     - limitation of medical charges to reasonable and customary standards;

     - product design geared to encourage use of PPOs; and

     - enhanced communication to insureds on the features and benefits of these programs, emphasizing how they can reduce their total healthcare costs.

The purpose of these programs is to provide quality care and improved treatment outcomes while reducing total costs. We also offer our insureds opportunities to make changes in their benefits to lower their premium payments. Our benefit design department works with our insureds to structure benefit packages to meet their budgets.

     In 2000, we also developed new medical provider network discount programs to help our insureds maximize their insurance benefits. By the middle of the first quarter of 2001, we reduced our PPO networks from 51 to 23, without significantly reducing the number of insureds. We expect this reduction to result in network access fee savings and additional provider discounts, along with quicker claims processing for our insureds.

     We also introduced a "Personal Healthcare Management" program which provides our insureds with 24-hour access to medical information, case management early intervention programs, non-network negotiation processes to lower medical expenses, as well as offering additional services to help them extend and make better use of insurance benefits.

     IMPROVING OUR UNDERWRITING PROCESS. We have improved our underwriting process through more consistent and rigorous risk evaluation and controls. To anticipate and respond to regulatory changes and actual market and profitability experience, we closely monitor and manage premium rate adjustments, product redesign, curtailment of unprofitable product offerings and adjustments in co-insurance and deductible provisions.

     We have also made material changes to our underwriting process to improve quality, timeliness and customer service. Changes in risk selection have been made to improve profitability. An underwriting philosophy based on rational selection of risks has produced a number of changes to our underwriting guidelines. We have aligned our pricing decisions to more accurately reflect the associated morbidity. We have also made general enhancements to our underwriting guidelines to better reflect current medical practices and treatment patterns. These changes are made through review of claim charges and are based on research completed by our medical director and medical cost management staff.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) has placed major restrictions on the sale of group insurance for small businesses with two to 50 employees. In effect, the Act requires guaranteed issuance of major medical insurance for small groups that meet continuing coverage and participation guidelines. The Act also includes specific rules on underwriting and coverage of pre-existing conditions. See "Government
Regulation -- Healthcare Regulations."

     Within our current small group business, we are more strictly enforcing group participation and eligibility requirements to maintain profitability targets. HIPAA allows insurance companies to require specific levels of employee participation in group health insurance plans offered by their employers. If participation falls below these levels, a group policy can be terminated after a required notification period. In addition, participants must be full-time employees of the group. Through a re-certification process, we have improved compliance with these requirements.

     Because of HIPAA and state restrictions, we place greater emphasis on the sale of individual and association major medical products. In 2000, our total major medical segment premium revenues included 68.2% for individual and association products and 31.8% for small group products, compared to 61.5% and 38.5%, respectively, in 1999.

     One advantage of marketing individual and association products is greater flexibility in underwriting. We can accept, reject or apply higher premium rates to specific individuals with higher health risks. We can restrict or limit coverage for pre-existing conditions. We also have greater ability to raise future premium rates, if necessary, based on medical inflation and actual claims experience of our products.

     We have developed "Ceres Standards," a guideline of our best practices for underwriting of new business. These standards are implemented for all major medical business processed at our insurance subsidiaries, and include standardization of organizational design, business rules, risk selection and processing requirements. An example of our best practices is our "Jet Issue" process. Through Jet Issue, eligible individual or association applicants are underwritten and processed within three business days. This service is completed without sacrificing quality or risk selection and has been well received by our insureds and agents.

     REDUCING ADMINISTRATIVE COSTS. We are committed to reducing administrative costs through increases in efficiency, streamlined procedures and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses and consolidation of corporate services, such as accounting, marketing and distribution.

     We review expense variances to budgets and make needed adjustments. If cost-effective, we outsource certain functions to independent third parties. We outsource all information and telephone systems at our Cleveland headquarters and claims processing for our Central Reserve Ohio insureds, and the claims processing and other administrative services for our insurance subsidiaries, Provident American Life and United Benefit Life. We believe this outsourcing offers us the following advantages:

     - predictable operational, administrative and systems costs;

     - variable expenses based upon volume of business;

     - the benefits of the vendor's expertise in specialized areas;

     - freeing our capital to be used for other aspects of our growth strategy;

     - efficiency and economies of scale; and

     - system consolidation and integration.

     In 2000, our selling, general and administrative expenses as a percentage of consolidated revenue decreased to 32.2%, compared to 37.1% in 1999.

     EXPANDING DISTRIBUTION CHANNELS. We have ten distribution channels with over 50,000 independent and exclusive agents. We believe that multiple distribution channels provide the greatest coverage for our products. We are continuing to expand our marketing reach by:

     - recruiting new agents for our existing distribution systems;

     - acquiring new agent distribution channels;

     - establishing marketing alliances with other insurance companies that provide non-competing products; and

     - pursuing endorsements of our products by affinity groups, including national associations and employer groups, and creating new distribution systems.

     When we acquire companies or blocks of insurance business, we seek to retain the existing agency force. This strategy is intended to increase our new sales going forward and improve our ability to retain the business we have acquired. We communicate with these agents to illustrate the benefits and rewards of our products and programs. We also emphasize our cross-selling opportunities and encourage agents to be licensed by our other insurance subsidiaries to expand the portfolio of products they can offer to clients.

     We believe that health and other insurance products increasingly will be marketed on the Internet. Other companies have launched a number of insurance e-commerce initiatives, including health insurance, with and without agent involvement in sales. Due to the complexity of health insurance and some life insurance products, we believe agent involvement is critical to the success of these ventures both for consumers and the insurance company. We believe our QQLink.com e-commerce vehicle, which includes an agent interface to explain the complexity of many health and life products, should be favorably positioned for this emerging trend.

     Our ten distribution channels are categorized into four main groups: independent brokerage agents, exclusive agents, marketing alliances and affinity marketing partners, and e-commerce agents. Our distribution channels are discussed in greater detail in the section of this filing called "Marketing and Sales."

     FEE REVENUE.  We enhance our revenue by charging fees for services such as:

     - medical care coordination programs;

     - claims processing on certain products;

     - administration for direct billing;

     - reinsurance management; and

     - management services for associations.

Our fee revenue generates higher margins because fees are not generally subject to premium tax or commission payments.

     In addition, QQLink.com is expected to generate revenue from fees and sales commissions. Fee income for QQLink is expected to include:

     - monthly website hosting fees charged to participating agents for use of QQLink.com;

     - agent support service fees for training and certification programs; and

     - marketing fees from unaffiliated vendor companies.

     In 2000, our fee and other income increased 81% to $31.5 million from $17.4 million in 1999.

     STRATEGIC ACQUISITIONS. Although our major focus is on managing and enhancing the profitability of our existing business and generating increased sales from our current distribution systems, we remain open to acquisition opportunities that fit into our core businesses and provide increased management, operations, marketing and administrative efficiencies. Besides acquiring companies, we also would pursue strategic purchases of blocks of business and administrative management contracts on a fee basis for blocks of health insurance business similar to our own. We implemented product changes, premium rate adjustments, claims management techniques, and administrative efficiency improvements with the five companies and several blocks of business we acquired in the past two years. By consolidating our acquisitions and administrative management into our existing operations, we believe we can enhance profits through improved efficiency and expense ratios.

PRODUCTS AND SERVICES

     We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, associations and small businesses, and senior Americans.

     MAJOR MEDICAL. Our major medical products include comprehensive and basic coverage options from PPO benefit plans to traditional indemnity health insurance plans. Our major medical plans can also be configured as medical savings account plans.

     Because our PPO products provide for healthcare delivery at lower premium costs than traditional indemnity plans, we emphasize our PPO products and encourage our insureds to purchase or convert from traditional indemnity health insurance. Our medical networks provide favorable rates and include other cost control measures to save money for our insureds.

     Our traditional indemnity health insurance products provide coverage for services from any qualified medical provider. Like our PPO products, our traditional indemnity health insurance products offer access to our negotiated network savings. Although our indemnity insureds are not required to use our network providers, we have established programs that reduce claims costs and out-of-pocket expenses for our insureds that do use network providers. We communicate these cost saving methods to our insureds.

     In July 1999, we also implemented a program to reduce claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for all maintenance prescription drugs.

     SHORT-TERM MAJOR MEDICAL. This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.

     SMALL GROUP PRODUCT. We offer small businesses with 2-100 employees a major medical plan in which we share the medical cost risk with the employer. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits, including coverage for vision care, dental, critical illness coverage or supplemental life insurance.

     SENIOR HEALTH INSURANCE PRODUCTS. Our senior market products include a wide range of comprehensive and supplemental medical benefit products. In 2000, we began releasing our new "Senior Power Portfolio," featuring 12 new health, life and annuity products for Americans age 55 and over. The medical benefit products in this package include Medicare supplement, long-term care, home healthcare, extended convalescent care, cancer coverage and acute recovery care that includes shorter length facility care.

     SENIOR LIFE INSURANCE AND ANNUITIES. The life insurance and annuity products in our "Senior Power Portfolio" include lower face amount life insurance policies offering coverages up to $50,000 and annuity plans with first-year bonus interest or interest rate guarantees.

     SPECIALTY AND SUPPLEMENTAL INSURANCE PRODUCTS. We enhance our base medical insurance products with a select group of complementary supplemental products. These products provide increased protection for our insureds, additional commission income for our agents, and are designed with higher profit margins for us. We provide compensation and marketing support programs to encourage our agents to use these products for cross-selling purposes. These supplemental products include:

     - dental coverage;

     - critical illness coverage which provides a one-time cash payment when an insured is diagnosed with a specified illness or when undergoing a specified surgery;

     - first diagnosis cancer coverage which provides a one-time cash payment when an insured is diagnosed with cancer;

     - accidental injury coverage which provides replacement income when an insured becomes disabled due to a covered off-the-job accident; and

     - accidental death benefit which provides payment directly to the insured's beneficiary in the event of accidental death.

     LIFE AND ANNUITY. We also market group life insurance and annuity plans. We offer term life insurance as an ancillary product to our major medical insureds. We also offer various single premium deferred annuities.

     SERVICES AND NON-INSURANCE PRODUCTS. In 1999, we developed the Ceres Savers Plan as a non-insurance annual fee benefit package that provides discounts on travel, prescription medicine, hearing aids and other health-related products and services. In 2000, this product was changed to the Senior Savers Plus Plan, which provides discounts on extended care and home healthcare services in addition to the other product and service discounts. We also added our Personal Healthcare Management Services program to most of our major medical products to provide service enhancements for our insureds.

MARKETING AND SALES

     Our distribution channels are critical for our continued growth. We market our products through over 50,000 agents in 49 states, the District of Columbia and the U.S. Virgin Islands. In 2000, we recruited approximately 15,500 new agents. At the same time, we initiated a systematic program to focus our marketing expenses on more productive agents by reducing the number of low- and non-producing agents.

     We compensate our agents for business produced by them on a commission basis at rates that we believe to be competitive with those of other life and health insurance companies. Through training and incentive programs, we encourage our agents to cross-sell our select group of complementary, supplemental and non-insurance products. In addition, we have implemented compensation structures that are designed to reward agents for multi-product sales. We believe that these products and programs combine to enhance the value and productivity of our agents.

     DISTRIBUTION CHANNELS. We use a variety of distribution systems in marketing our products, including independent agents, exclusive agents, marketing alliances, e-commerce and affinity groups. Because product lines vary among many of these distribution systems, we have some overlap of agents between channels. Some of our agents are licensed and contracted with more than one of our distribution channels.

     We base our ten distribution channels on organization of the agents and specific markets or products:

      1. GROUP/INDIVIDUAL MEDICAL BROKERAGE. This distribution system concentrates on individuals, associations and small business owners. The product portfolio creates cross-selling and package-selling opportunities and includes individual medical plans, small business medical plans, medical savings account plans, basic medical coverage, short-term major medical, dental and supplemental products.

      2. INDIVIDUAL MEDICAL EXCLUSIVE AGENTS. Our newly-developed exclusive agent distribution channel for this market is called HealthMark Sales, LLC, a Ceres subsidiary. This operation concentrates on individual catastrophic health insurance and supplemental health insurance sales of specially designed products primarily in rural markets. At December 31, 2000, HealthMark had 353 dedicated agents.

      3. SENIOR HEALTH AND LIFE BROKERAGE. Agents in this distribution channel target the 58 million Americans age 55 and over with a comprehensive product line, including Medicare supplement, long-term care, home healthcare, convalescent and acute recovery care, and senior life and annuities.

      4. SENIOR HEALTH AND LIFE PRIMARY AGENTS. With our acquisition of Pyramid Life, we gained a distribution system made up of approximately 500 agents who sell primarily for Pyramid Life, in addition to Pyramid Life's approximately 2,700 independent agents. This distribution channel targets the 58 million Americans age 55 and over, with a product line similar to the senior health and life brokerage channel.

      5. CHAMBERS DIVISION. Agents market individual and small employer medical plans, directly and through endorsements of over 3,500 local Chambers of Commerce.

      6. WORKSITE MARKETING. The agents who work in this distribution channel are generally also part of our group/individual medical brokerage or individual medical exclusive agent systems. This distribution channel offers small businesses a variety of supplemental employee benefit plans, including critical illness coverage, cancer coverage, accidental injury, accidental death, supplemental life insurance, and dental coverage. These agents also offer small business owners the opportunity to enroll in a government-sponsored, tax-savings program that can increase funds available to purchase these supplemental plans. The program provides tax savings for employers and their employees through the purchase of health insurance on a pre-tax basis. The more insurance purchased by employees on this pre-tax basis, the more tax benefits for the employer, as the total net payroll amount is reduced.

      7. E-COMMERCE -- QQLINK.COM. In addition to the traditional agent distribution channels, in the fall of 2000, we began enrolling agents to participate in our e-commerce initiative, QQLink.com. QQLink is 94% owned by Ceres with most of the remaining 6% primarily owned by 15 of our agents.

         This unique B2B-B2C agent-linked e-commerce exchange is dedicated to empowering participating agents with Internet technology by combining a traditional agent distribution system with direct online sales of insurance and other financial service products. Consumers are able to review and receive premium quotes and apply for insurance online, with or without the assistance of an agent. We believe that QQLink will enable agents to substantially increase the client base they serve.

         Our initial rollout focuses on recruiting agents who are currently licensed with a Ceres insurance subsidiary. As of March 1, 2001, QQLink had over 1,500 agents enrolled. In the future, QQLink will also recruit agents who are unaffiliated with Ceres companies.

         In 2001, we are expanding the services available to participating insurance agents to include a portal page featuring direct connections to many other websites of interest and a partnership with WebCE.com to provide online access to Continuing Education credits. QQLink also plans to add Internet Service Provider (ISP) service for connection to the Internet as a part of the package agents receive for their monthly hosting fee.

         The first products available through QQLink were products written for QQLink by Ceres insurance subsidiaries. The QQLink website became operational for consumer use in November 2000. In 2001, we expect to add non-competing products from other insurance companies and financial service companies. In the first half of 2001, QQLink expects to add annuity and term life insurance products of two A-rated unaffiliated insurance companies to its online offerings. We are also pursuing marketing alliances with additional insurance, financial service and other vendors of products and services, in order to position QQLink as a distributor of many products from a growing number of companies.

      8. E-COMMERCE -- DIGITAL INSURANCE. Ceres' first direct online sales of selected products began in 1999 through Digital Insurance, formerly HealthAxis.com. This initiative does not involve any agent participation.

      9. INTER-COMPANY MARKETING. We pursue alliances to market our health and life insurance products through the distribution systems of carriers who handle non-competing products. Continental General currently has marketing agreements with approximately 20 unaffiliated insurance companies.

     10. AFFINITY GROUP MARKETING. We actively pursue endorsement of our products by affinity groups throughout the nation, such as national associations, employer groups and other organizations. Marketing through affinity groups can reduce sales expenses, increase name recognition and streamline service operations.

     MARKETING SUPPORT. We compete with other insurance companies and other sales operations for our agents. In addition, we compete with other companies that our independent agents represent. Our marketing systems concentrate on broad product portfolios and sales support to agents. Our strategy is to provide the tools and resources needed by the sales force, so that our agents can devote their time to selling.

     We provide comprehensive support programs to attract and retain agents, including:

     - competitive products and commission structures;

     - advanced commissions on selected products for agents who qualify;

     - lead programs;

     - ongoing product development;

     - cross-selling opportunities;

     - special incentive awards to new agents;

     - website development for QQLink participating agents;

     - user-friendly proposal software;

     - training seminars to introduce new products and sales materials for our agents; and

     - consistent agent communication and quality sales materials.

     In addition, we are working with a vendor to develop an Internet-based real-time quoting system. The planned software applications will empower our agency sales force with ease-of-access to product quoting, selection and proposal generation capabilities. Some expected benefits of the program include:

     - more consistent premium rate quotes and benefit cost comparisons for potential customers;

     - faster, more timely response; and

     - more accurate quoting and comparison information.

In addition, this new software will be used to enhance the capabilities of QQLink.

CUSTOMER BASE

     We had over 460,000 certificates and individual policies in force as of December 31, 2000, representing more than 700,000 insureds, including 219,000 major medical group certificates and individual policies. One association, Eagle Association, had approximately 50,000 certificate holders, or 10.9% of all our certificates and individual policies in force as of December 31, 2000. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2000 and 1999:

                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                             --------------------    --------------------
                                             INDEMNITY      PPO      INDEMNITY      PPO
                                             ---------    -------    ---------    -------
Major Medical..............................    59,432     159,779      46,180     162,301
Senior and Supplemental Products...........   173,137          --     102,138          --
                                              -------     -------     -------     -------
     Total Health..........................   232,569     159,779     148,318     162,301
Life and Annuity Products..................    68,703          --      47,277          --
                                              -------     -------     -------     -------
     Total.................................   301,272     159,779     195,595     162,301
                                              =======     =======     =======     =======

     The geographic distribution of direct and assumed premiums, before reinsurance ceded, and annuity considerations on a statutory basis of all of our subsidiaries in 2000, with the exception of five months for Pyramid Life, and by all of our subsidiaries in 1999, with the exception of Pyramid Life and 11 months for Continental General, is as follows:

               DECEMBER 31, 2000                                  DECEMBER 31, 1999
                 (IN THOUSANDS)                                     (IN THOUSANDS)
- ------------------------------------------------   ------------------------------------------------
                                        PERCENT                                            PERCENT
STATE                        AMOUNT     OF TOTAL   STATE                        AMOUNT     OF TOTAL
- -----                       --------    --------   -----                       --------    --------
Ohio......................  $107,666      11.7%    Ohio......................  $ 94,193      14.2%
Florida...................   104,929      11.4     Florida...................    75,892      11.4
Texas.....................    88,522       9.7     Indiana...................    46,176       6.9
Indiana...................    60,120       6.6     Georgia...................    41,081       6.2
Georgia...................    40,845       4.5     North Carolina............    37,281       5.6
North Carolina............    35,941       3.9     Texas.....................    31,882       4.8
Tennessee.................    35,849       3.9     Kansas....................    25,121       3.8
South Carolina............    31,184       3.4     South Carolina............    24,967       3.8
Missouri..................    30,237       3.3     Tennessee.................    24,567       3.7
Kansas....................    28,225       3.1     Missouri..................    22,450       3.4
Other.....................   352,897      38.5     Other.....................   241,516      36.2
                            --------     -----                                 --------     -----
          Total...........  $916,415     100.0%    Total.....................  $665,126     100.0%
                            ========     =====                                 ========     =====

UNDERWRITING

     Effective, consistent and accurate underwriting is an important element of our profitability and depends on our ability to adequately predict claims liability when determining the prices for our products. Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience. We have adopted and follow "Ceres Standards," a guideline for underwriting of new business. These detailed uniform underwriting procedures are designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, we employ an experienced professional underwriting staff.

     Applications for insurance are reviewed on the basis of answers to application questions. Where appropriate based on the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our products, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history.

     When we acquire a company, we review the new business rates and renewal rates charged by the acquired company. Our profitability depends on our ability to adequately increase rates for both new business and at renewal. We have implemented procedures that permit us to apply to regulatory authorities for corrective rate actions on a timely basis for our existing businesses and new acquisitions with respect to both new business and renewals. In an acquisition, we first examine the acquired company's new business rates and the current market rates to analyze whether these rates sufficiently cover benefits, expenses and commissions. For renewal business, we analyze the acquired company's loss ratios and compare them to our target loss ratios. When this analysis is complete, we immediately implement any necessary corrective action, including rate increases.

CLAIMS

     All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We outsource claims processing for our Central Reserve Ohio insureds to Antares Management Solutions, a subsidiary of Medical Mutual of Ohio, and claims processing for Provident American Life and United Benefit Life insureds to HealthPlan Services Corporation.

     We periodically utilize the services of personnel from our medical cost management subsidiary to review certain claims. When a claim is filed, we may engage our medical cost management personnel to review the claim, including the specific health problem of the insured and the nature and extent of health care services being provided. Our medical cost management personnel often assist the insured by determining that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances.

     All of our claims processing, including the claims that are outsourced, must apply the same claims management standards. In addition, we perform random audits of both our internal and outsourced claims processing. Although from time-to-time we experience backlogs in claims inventory, we, together with our vendors, work actively to meet our goals of:

     - processing claims within ten days of receipt;

     - minimizing claims inventory through consistent turnaround time and control of backlogs;

     - processing claims with an accuracy rate of not less than 99%; and

     - answering customer service calls in less than two minutes and with an abandon, or hang-up, rate less than 5%.

SYSTEMS

     Our ability to continue providing quality service to our insureds and agents, including policy issuance, billing, claims processing, commission reports and accounting functions, is critical to our ongoing success. We believe that our overall systems are an integral part in delivering that service. We regularly evaluate, upgrade and enhance the information systems that support our operations.

     We outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Ohio insureds, to Antares Management Solutions, pursuant to an administrative services agreement. The claims processing and other administrative services for our insurance subsidiaries, Provident American Life and United Benefit Life, are outsourced to HealthPlan Services. We receive regular reports from our third party vendors that enable us to closely monitor our business on those systems.

INVESTMENTS

     We attempt to minimize our business risk through conservative investment policies. Our investment objectives are to maximize yields, preserve principal and maintain liquidity. Investments for insurance companies must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality, and concentration of investments that may be made. Due to the restrictive nature of these laws, there may be occasions when we may be precluded from making certain otherwise attractive investments. At December 31, 2000, approximately 97.5% of our invested assets were fixed maturity securities, including mortgage-backed securities. At December 31, 2000, 98.5% of our fixed maturity securities were of investment grade quality with 82% of total investments in National Association of Insurance Commissioners (NAIC) I (typically A or better) rated securities and 16.5% in NAIC II (typically BBB) rated securities. We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics. We do invest in mortgage-backed securities, some of which are collateralized mortgage obligations (CMOs), principally issued by U.S. government agencies. At December 31, 2000, our investments in mortgage-backed securities totaled $72.4 million, or 17.0% of total investments. These investments, besides having a credit risk, also bear the risk of prepayment during a decline in interest rates and the risk of extension during a rise in interest rates. We periodically evaluate these securities. The effective durations of our investments vary from subsidiary to subsidiary with the life insurance subsidiaries between four and five years and the health companies between two and three years.

     The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2000, are as follows:

                                                                  GROSS UNREALIZED
                                                    ---------------------------------------------
                                                    AMORTIZED                          ESTIMATED
                                                      COST       GAINS      LOSSES     FAIR VALUE
                                                    ---------    ------    --------    ----------
                                                               (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
Fixed Maturities
  U.S. Treasury securities........................  $ 35,996     $  347    $    (37)    $ 36,306
  U.S. Agencies...................................    37,619      1,634          (7)      39,246
  State and political subdivisions................     3,672         20         (16)       3,676
  Corporate bonds.................................   268,239      2,652     (10,746)     260,145
  Mortgage-backed securities......................    72,082        847        (533)      72,396
  Preferred stock.................................     3,470        135         (87)       3,518
                                                    --------     ------    --------     --------
          Total available-for-sale................   421,078      5,635     (11,426)     415,287
Surplus notes.....................................     5,071         --         (76)       4,995
                                                    --------     ------    --------     --------
          Total...................................  $426,149     $5,635    $(11,502)    $420,282
                                                    ========     ======    ========     ========

RESERVES

     In accordance with insurance regulations and generally accepted accounting principles, we have established, and carry, actuarially determined reserves that are calculated to satisfy our insurance policy and annuity contract obligations. Reserves, together with premiums to be received on outstanding policies and contracts and interest thereon at certain assumed rates, are calculated to be sufficient to satisfy policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality tables and interest rates. Reserves are also maintained for unearned premiums, for premium deposits, for claims that have been reported and are in the process of being paid or contested and for management's estimate for claims that have been incurred but have not yet been reported.

     The majority of Central Reserve's, Provident American Life's and United Benefit Life's reserves and liabilities for claims are for the health insurance business. The majority of Continental General's and Pyramid Life's reserves and liabilities for claims are for the life and annuity business. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities also are impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on extensive estimates and prior years' statistics.

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

     When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those estimated. An inadequate estimate in reserves could have a material adverse impact on our results of operations.

REINSURANCE

     Consistent with the general practice of the insurance industry, we reinsure portions of the coverage provided by our insurance products to unaffiliated insurance companies under various reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. We also have assumed risk on a "quota share" basis from other insurance companies.

     Under quota share reinsurance, the reinsurer assumes or cedes an agreed percentage of certain risks insured by the ceding insurer and shares premium revenue and losses proportionately. When we cede business to others, reinsurance does not discharge us from our primary liability to our insureds. However, the reinsurance company that provides the reinsurance coverage agrees to become the ultimate source of payment for the portion of the liability it is reinsuring and indemnifies us for that portion. However, we remain liable to our insureds with respect to ceded reinsurance if any reinsurer fails to meet its obligations to us.

     In the ordinary course of business, we maintain reinsurance arrangements designed to limit the maximum amount of exposure that we retain on a given policy. For ordinary and group life claims, Continental General's maximum retention is $125,000, Pyramid Life's maximum retention is $100,000, and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, see Note K, Reinsurance Arrangements, to our consolidated financial statements.

     A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve Life, United Benefit Life, Continental General, and Provident American Life. To evaluate the claims paying ability and financial strength of Hannover, we review financial information provided to us by Hannover, and hold quarterly meetings with its management to review operations, marketing, reinsurance and financial issues. Hannover has suffered significant losses as a result of our reinsurance agreements with respect to United Benefit Life and Provident American Life.

     The total reinsurance premiums ceded by our subsidiaries in 2000 to unaffiliated reinsurers amounted to $257.6 million, of which Hannover represented approximately 98% of our total reinsurance premiums due to unaffiliated reinsurers. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $238.2 million as of December 31, 2000, of which approximately 96% was attributable to Hannover.

     At December 31, 2000, Hannover maintained an "A" (excellent) rating from A.M. Best Company, Inc. Other rating agencies have maintained similar ratings of Hannover. Moody's has assigned Hannover a financial strength rating of Aa3 (excellent). Standard & Poor's has assigned Hannover a financial strength rating of Api (rated strong). There can be no assurance that Hannover will continue to pay in full and in a timely manner the claims made against them in accordance with terms of our reinsurance agreements. Hannover's failure to pay our claims in full, or on a timely basis, could have a material adverse effect on our financial condition and results of operations.

COMPETITION

     The insurance business is highly competitive. In our major medical business, we compete with large national, regional and specialty health insurers, including Universal American Financial Corp., Golden Rule Resources Ltd., Mutual of Omaha Insurance Co., Fortis Benefits Insurance Company, American Medical Security Group, Inc., various Blue Cross/Blue Shield companies and United Healthcare Corporation. In our senior business, we compete with other national, regional and specialty insurers, including Universal American Financial Corp., Penn Treaty American Corp., Conseco, Inc. and Banker's Life and Casualty. Many of our competitors have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents and the quality and level of services provided to agents and insureds.

     We face competition from a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because our products are marketed through independent agents, most of which represent more than one company, we experience competition with other companies for the marketing focus of each agent.

RATINGS

     Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. Best ratings are based on an analysis of the financial condition of the companies rated. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. Central Reserve's rating is a B+ (very good) rating, reflecting strengthened capital, positive operating initiatives and a focused, market-driven business strategy. Continental General's rating is A- (excellent). Pyramid Life's rating is A- (excellent). Best affirmed the A-ratings on Continental General and Pyramid Life with "negative outlook," meaning that maintaining these ratings in the short-term is contingent upon successfully completing an equity offering. However, Best acknowledged the improvements made by Ceres to improve our capitalization and earnings trend. Provident American Life's and United

Benefit Life's ratings for 1999 are NR-3 (rating procedure inapplicable). This rating is defined by Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because they both retain only a small portion of their gross premiums. In 2000, Fitch upgraded the claims paying ability of Continental General to A- and kept Central Reserve at BBB+.

GOVERNMENT REGULATION

     Government regulation of health care coverage and health plans is a changing area of law and varies from state to state. We strive to maintain compliance with the various federal and state regulations applicable to our operations. To maintain compliance with these changing regulations, we may need to make changes occasionally to our services, products, structure or operations. We are unable to predict what additional government regulations affecting our business may be enacted in the future or how existing or future regulations might be interpreted. Additional governmental regulation or future interpretation of existing regulations could increase the cost of our compliance or materially affect our operations, products or profitability. We carefully monitor state and federal legislative and regulatory activity as it affects our business. We believe that we are compliant in all material respects with all applicable federal and state regulations.

     INSURANCE REGULATION. We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect insureds rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, form and content of financial statements, types of investments permitted, issuance and sale of stock, payment of dividends and other matters pertaining to insurance. We are required to file detailed annual statements with the state insurance regulatory bodies and are subject to periodic examination. The most recent completed regulatory examination for Central Reserve, Provident American Life and United Benefit Life was performed by the State of Ohio as of December 31, 1999. For Continental General and Pyramid Life, the examinations were performed by the States of Nebraska and Kansas, respectively, as of December 31, 1997.

     Prior to our foreclosure on its stock in July 1999, United Benefit Life was under supervision by the State of Texas and State of Indiana Departments of Insurance. Both states have now released United Benefit Life from their supervision. New sales activities for United Benefit Life were discontinued in July 2000.

     At December 31, 1996, Central Reserve's statutory capital levels fell to an amount that subjected it to mandatory examination by the State of Ohio Department of Insurance. This condition was abated by the change of control and capital infusion in July 1998.

     Although many states' insurance laws and regulations are based on models developed by the NAIC and are therefore similar, variations among the laws and regulations of different states are common. The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by state, and variation from the model laws within the states is common.

     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

     The NAIC has also adopted Risk-Based Capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. We calculated the risk-based capital for our insurance subsidiaries as of

December 31, 2000, using the applicable RBC formula. Based on these calculations, our risk-based capital levels for each of our subsidiaries substantially exceed the levels required by regulatory authorities.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their statutory deficits at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.

     Many states have also enacted insurance holding company laws, which require registration and periodic reporting by insurance companies controlled by other corporations. These laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the insurer and prior notice to, or approval by, the applicable regulator of inter-company transfers of assets and other transactions, including payments of dividends in excess of specified amounts by the insurer, within the holding company system. These laws often also require the prior approval for the acquisition of a significant direct or indirect ownership interest (for example, 10% or more) in an insurance company. Our insurance subsidiaries are subject to these laws and we believe they are in compliance in all material respects with all applicable insurance holding company laws and regulations.

     HEALTHCARE REGULATION. Government regulation of the healthcare industry also affects the manner in which we conduct our business. HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. Ensuring privacy and security of patient information -- "accountability" -- is one of the key factors driving the legislation. The other factor -- "portability" -- refers to Congress' intention to ensure that individuals may transfer insurability and waiting periods for coverage if they change employers.

     Among other things, HIPAA:

     - addresses group and individual market reforms increasing the transferability of health insurance;

     - permits medical savings accounts on a trial basis; and

     - increases the deductibility of health insurance for self-employed persons.

     Compliance with HIPAA's simplification mandate is required within the next two to three years. We must comply with the following:

     - standards for electronic transmission and medical procedure code sets;

     - national standard health care provider identifier; and

     - national standard employer identifier.

     We have recently developed an electronic data interface (EDI) system with one of our network providers to expedite our claims processing. Using the EDI system, claims handled through the system for many of our insureds will be sent directly from the medical providers to our network provider, who will image and automatically adjust the claims to network rates. These re-priced claims will then be electronically transmitted to our administrative facilities for processing and payment according to policy benefits.

     HIPAA's privacy requirements will govern who within our organization can receive protected information, the manner in which it will be maintained, the responsibility of third parties with whom we contract, and appropriate identification at time of receipt of protected information so that it may be appropriately controlled, maintained and retrieved as required. The new standards:

     - limit the routine and non-routine non-consensual use and release of private health information;

     - give patients new rights to access their medical records and to know who else has accessed them;

     - limit most disclosure of health information to the minimum needed for the intended purpose;

     - establish procedures to ensure the protection of private health information;

     - establish new criminal and civil sanctions for improper use or disclosure; and

     - establish new requirements for access to records by researcher and others.

     We are evaluating the effect of HIPAA and have formed a HIPAA task force to begin systematic implementation of HIPAA's requirements and to ensure compliance. The new federal and state regulations promulgated under HIPAA are currently unsettled, making certainty of compliance impossible at this time. Due to the uncertainty surrounding the regulatory requirements, we cannot be sure that the systems and programs that we plan to implement will comply adequately with the regulations that are ultimately approved. Implementation of additional systems and programs may be required, the cost of which is unknown to us at this time. Further, compliance with these regulations would require changes to many of the procedures we currently use to conduct our business, which may lead to additional costs that we have not yet identified. We do not know whether, or the extent to which, we will be able to recover our costs of complying with these new regulations.

     In addition to federal regulation, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, such as requirements with respect to maternity stays, waiting period restrictions on pre-existing conditions, credit for certain prior coverage, and limitations on rate increases and guaranteed renewability for small business plans and policies for individuals. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential medical information. The federal privacy rule will establish minimum standards and preempt conflicting state laws that are less restrictive than HIPAA regarding health information privacy but will allow state laws that are more restrictive than HIPAA. These laws or regulations may limit our operations and our ability to control which providers are part of our networks and may hinder our ability to effectively manage utilization and costs. We are unable to predict what state reforms will be enacted or how they would affect our business.

     Some states have also enacted small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group businesses. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating, and industry class rating and limit the amount of rate increases from year to year. We have discontinued selling certain policies in states where, due to these healthcare reform measures, we cannot function profitably. We may discontinue sales in other states in the future. Our operations also may be subject to PPO or managed care laws and regulations in certain states. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting, and reporting requirements that vary from state to state.

     One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with physicians, hospitals and other providers. In February 2001, our largest network accounted for 33.4% of our plan business. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take other actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

     Congress and various states are considering some form of the "Patients' Bill of Rights." This legislation, if enacted, is designed to provide consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate HMOs, it will affect all facets of the nation's healthcare delivery system, including medical providers, PPOs, exclusive provider organizations, community-based healthcare organizations and indemnity insurance plans. The pending federal legislation, known as the Bipartisan Patient Protection Act of 2001:

     - requires a more stringent timeframe for claims review and processing, utilization review and internal and external appeals processes;

     - provides that insureds have greater access to non-formulary drugs, clinical trials, physicians, specialists and emergency care; and

     - allows insureds to bring suit after exhaustion of the appeals process.

These changes, if enacted, are expected to result in higher total medical costs, which could encourage more partnerships and associations between medical providers and insurers to control costs, more community-based health organizations, and greater use of higher deductibles to lower insurance costs and reduce administrative expenses of smaller claims.

     Statutory and regulatory changes may also significantly alter our ability to manage pharmaceutical costs through restricted formularies of products available to our members.

     E-COMMERCE REGULATION. We may be subject to additional federal and state statutes and regulations in connection with our changing product strategy, which includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be harmed.

EMPLOYEES

     We had approximately 1,100 employees at December 31, 2000. We consider our employee relations to be good. Our over 50,000 agents are independent contractors and not employees.

ITEM 2.   PROPERTIES

     We own our headquarters building in Cleveland, Ohio, consisting of 121,625 square feet. At December 31, 2000, the outstanding principal balance of the mortgage note on the building was approximately $8.0 million. Since April 11, 2000, we lease a 19,484 square foot facility in Cleveland, Ohio that houses our new business and underwriting operations. Continental General owns and occupies a building in Omaha, Nebraska, consisting of approximately 61,400 square feet. Pyramid Life owns and occupies a building in Mission, Kansas, which consists of approximately 45,000 square feet. Since August 1, 2000, we also lease a 1,977 square foot office in Chicago, Illinois. Since January 10, 2001, we also lease a 4,365 square foot office in Dallas, Texas.

ITEM 3.   LEGAL PROCEEDINGS

     We are defendants in a lawsuit filed on August 14, 2000, Insurance Advisors of America, Inc., Transcend Group, Inc., and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover), Provident American Life and Health Insurance Company and Health Plan Services, Inc., United Benefit Life Insurance Company and Billy B. Hill, Jr., case no. 17-184-65-00, in

State District Court of Tarrant County, Texas. The lawsuit involves a number of agreements between Insurance Advisors of America and its affiliates, Transcend Group and Mr. Walker, Ceres, Ceres Financial and United Benefit Life in which, among other things, we reinsured United Benefit Life's policies, Insurance Advisors entered into a non-compete agreement which prohibited them from selling insurance products not provided by us, and Insurance Advisors signed a $10.0 million promissory note payable to us. Pursuant to these agreements and to satisfy a $19.4 million reserve shortfall, we acquired through foreclosure the stock of United Benefit Life on July 21, 1999. Plaintiffs allege, among other things, fraud, breach of contract and negligence relating to unfair competition and failure to allow them to cross-sell insurance products. Actual damages sought by the plaintiffs are in excess of $50.0 million. As discussed below, Hannover has now been dismissed from this action. Additionally, plaintiffs voluntarily dismissed our general counsel, Billy B. Hill, Jr., from the lawsuit.

     On March 5, 2001, plaintiffs amended their complaint to again include Billy Hill; to add additional defendants, including Rhonda Immoos (Mr. Hill's paralegal), Pyramid Life and Continental General; to add additional allegations of civil conspiracy, tortious interference with business and existing and future contractual relationships toward Nauert, Hill and Immoos; and to demand a jury trial. Actual damages now sought by the plaintiffs are in excess of $100.0 million. In addition, plaintiffs now seek punitive damages in excess of $100.0 million.

     On September 5, 2000, we filed a claim, Ceres Group, Inc., Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, and United Benefit Life Insurance Company vs. Insurance Advisors of America, Inc., Robert H. Merrill, Private Business Management, Inc., Transcend Group, Inc. and Jimmy K. Walker, in the Court of Common Pleas of Cuyahoga County, Ohio, relating to the foreclosure on the United Benefit Life stock and Insurance Advisors' failure to make payments under the promissory note. On September 15, 2000, the Court of Common Pleas entered a temporary restraining order in our favor, prohibiting defendants from making any false statements regarding us and prohibiting them from inducing our insureds to lapse coverage. This order was superceded by an agreed order dated October 2, 2000, which made permanent the temporary order and required defendants to send a mailing to the agents of Insurance Advisors advising them of the same.

     On October 25, 2000, we filed a counterclaim in Tarrant County, Texas, asserting that the plaintiffs failed to make payments under the various lending agreements entered into by Insurance Advisors, breach of fiduciary duties, misrepresentation of financial condition, breach of contract and certain other claims. Contractual and tort damages sought are in excess of $25.0 million.

     On January 23, 2001, we sought leave of the court to file a supplemental complaint and to deposit certain funds with the court pending the final outcome of the litigation. On February 22, 2001, the Court of Common Pleas of Cuyahoga County granted the defendants' Motion to Dismiss on Jurisdictional Priority Grounds. We plan to appeal the court's decision to dismiss the case.

     Presently, we cannot predict the ultimate outcome or the financial impact, if any, of the lawsuit filed against us. We do not believe that the outcome of this matter will have a material adverse impact on us. We have denied liability to plaintiffs and we intend to vigorously contest this matter, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Further, we are not aware of any actions taken by any of our employees or representatives which justify the allegations made by plaintiffs in the Texas litigation, and we believe these allegations to be groundless.

     In addition to the above litigation, we have recently been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict their outcome, including the award of punitive damages, at this time. To the extent we are found liable with respect to any of these cases, we may have a right to indemnification from our third party administrator that administers United Benefit Life's claims, and our reinsurers may be liable for some of the costs pursuant to our reinsurance agreements.

     Other than the above matters, neither Ceres nor any of our subsidiaries is party to, or the subject of, any material pending legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock has traded on the Nasdaq National Market under the symbol CERG since December 1998 and under the symbol CRLC before that date. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the Nasdaq Monthly Statistical Reports. On March 22, 2001, our common stock closed at $5.94 per share.

                                                               HIGH      LOW
                                                              ------    -----
2000
     First Quarter..........................................  $ 7.25    $6.00
     Second Quarter.........................................    6.63     5.75
     Third Quarter..........................................    7.25     5.81
     Fourth Quarter.........................................    7.00     5.50
1999
     First Quarter..........................................  $11.50    $8.25
     Second Quarter.........................................   11.00     8.50
     Third Quarter..........................................   10.25     6.56
     Fourth Quarter.........................................    8.00     5.94
1998
     First Quarter..........................................  $ 7.75    $4.88
     Second Quarter.........................................    7.75     6.50
     Third Quarter..........................................    8.88     6.00
     Fourth Quarter.........................................   10.50     6.75

     (b) As of March 22, 2001, we had 1,967 record holders.

     (c) We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our credit agreement with The Chase Manhattan Bank, dated February 17, 1999, as amended, contains financial and other covenants that, among other matters, prohibit the payment of cash dividends on our common stock.

     Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficits at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.

     (d) On October 2, 2000, we issued 36,909 shares of our common stock to Peter W. Nauert, our Chairman of the Board, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     Also on October 2, 2000, we issued 4,101 shares of our common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our audited consolidated financial statements. The acquisitions of Provident American Life, Continental General and Pyramid Life occurred on December 31, 1998, February 17, 1999 and July 26, 2000, respectively. The acquisitions of Provident American Life, Continental General and Pyramid Life had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and United Benefit Life (through reinsurance) for the entire period, and the financial information for the year ended December 31, 2000 includes the operations of Pyramid Life since July 26, 2000. This data should be read in conjunction with the more detailed information contained in the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this filing.

                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEAR:
Premiums (net of reinsurance).......  $511,542    $327,746    $154,188    $249,707    $258,175
Net investment income...............    26,871      21,362       7,454       6,528       6,701
Net realized (losses) gains.........       (98)        107         211         146           9
Fee and other income................    31,540      17,410       7,694       9,152          --
Amortization of deferred reinsurance
  gain..............................     6,093       5,468         600          --          --
                                      --------    --------    --------    --------    --------
     Total revenues.................  $575,948    $372,093    $170,147    $265,533    $264,885
                                      ========    ========    ========    ========    ========
Income (loss) before federal income
  taxes, minority interest and
  preferred stock dividends.........  $ 24,804    $ 18,006    $ (2,769)   $(21,089)   $(12,134)
Federal income tax expense
  (benefit).........................     8,380       6,302       1,067        (133)     (2,846)
                                      --------    --------    --------    --------    --------
Income (loss) after tax, before
  minority interest and preferred
  stock dividends...................    16,424      11,704      (3,836)    (20,956)     (9,288)
Minority interest...................       (26)         --          --          --          --
                                      --------    --------    --------    --------    --------
Net income (loss)...................    16,450      11,704      (3,836)    (20,956)     (9,288)
Convertible voting preferred stock
  dividends.........................       327          --          --          --          --
                                      --------    --------    --------    --------    --------
     Net income (loss) attributable
       to common stockholders.......  $ 16,123    $ 11,704    $ (3,836)   $(20,956)   $ (9,288)
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per
  share(1)..........................  $   1.06    $   0.88    $  (0.49)   $  (5.01)   $  (2.29)
Diluted earnings (loss) per
  share(1)..........................      1.00        0.77       (0.49)(2)    (5.01)(2)    (2.29)(2)
Cash dividends per share............        --          --          --          --        0.52

                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
AT YEAR-END:
Investments.........................  $426,111    $309,952    $ 89,826    $ 79,957    $ 79,613
Reinsurance receivable..............   238,185     263,289      41,417      26,216         312
Total assets........................   880,529     717,868     180,233     135,804     119,389
Long-term debt......................    57,018      48,157       8,284       8,399       8,504
Note payable........................        --          --          --      20,000          --
Future policy benefits and claims
  payable...........................   627,156     538,732      97,113      81,090      76,651
Retained earnings (accumulated
  deficit)..........................    18,672       2,549      (9,155)     (5,319)     15,637
Stockholders' equity................   103,283      44,661      35,836(3)    1,512      21,468
Equity per share:
  After accumulated other
     comprehensive income (loss)....      5.98        3.26        3.12(3)     0.36        5.18
  Before accumulated other
     comprehensive income (loss)....      6.33        4.59        3.02(3)     0.21        5.24

- ---------------
(1) Loss per share amounts for 1997 and 1996 have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

(2) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3) In July 1998, we issued and sold in a private placement 7,300,000 shares of our common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share for total proceeds of approximately $40.2 million, $37.7 million net of expenses.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements" below.

OVERVIEW

     Since January 1, 1998, we:

     - restructured the company and its operations and initiated a growth strategy that included expanded distribution channels and product offerings and a series of strategic acquisitions, including our entry into the senior market;

     - entered into a retroactive quota share reinsurance agreement with Hannover, effective January 1, 1997, under which Hannover reinsured 50% of certain group health policies in force at Central Reserve and written during 1997;

     - underwent a change of control in July 1998;

     - completed a private placement of our common stock in July 1998 in which we issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share for total proceeds of approximately $40.2 million, $37.7 million net of expenses;

     - entered into an agreement with United Benefit Life Insurance Company as of August 1, 1998 to reinsure 100% of the major medical policies of United Benefit Life and entered into a reinsurance agreement with Hannover in which we ceded 80% of the risk for United Benefit Life policies in force before August 1, 1998 and 50% of the risk for United Benefit Life policies in force after August 1, 1998;

     - acquired Provident American Life and Health Insurance Company from Provident American Corporation on December 31, 1998 for $5.5 million in cash and, immediately prior to the sale, Provident American Life ceded 100% of its policies in force to Provident Indemnity Life Insurance Company while in turn Hannover assumed from Provident Indemnity 100% of its health block of business with Central Reserve assuming 10% from Hannover;

     - entered into a reinsurance agreement with Hannover, in which Hannover reinsured 50% of Provident American Life's direct business written after December 31, 1998 and 50% of the business reinsured from Provident Indemnity;

     - acquired Continental General Insurance Company from The Western & Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million including $40.0 million from a credit facility with Chase, $15.0 million from a private placement of 2,000,000 shares of our common stock, $22.5 million from a special dividend, and the balance in cash;

     - entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental General on February 1, 1999;

     - acquired United Benefit Life in July 1999 through foreclosure in order to satisfy, in part, a $19.4 million reserve shortfall at December 31, 1999, which has now been fully recovered;

     - acquired selected major medical insureds of Central Benefits Mutual Insurance Company beginning in January 2000;

     - new sales activities for United Benefit Life were discontinued in July 2000;

     - acquired a block of major medical business written by American Chambers Life Insurance Company effective May 1, 2000;

     - acquired Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc., on July 26, 2000 for $67.5 million including $25.0 million from a special dividend, $20.0 million from a private placement offering of 3,333,334 shares of our common stock, $15.0 million from cash at Continental General and financing provided by Chase, and $7.5 million from the sale of our convertible voting preferred stock to United Insurance Company; and

     - new sales activities for Provident American Life, except for Internet sales, were discontinued in December 2000.

     All of our acquisitions were accounted for using the purchase method of accounting. The acquisitions of Provident American Life and Continental General had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and of Provident American Life for the entire year. The financial information for the year ended December 31, 2000 includes the operations of Pyramid Life subsequent to its acquisition on July 26, 2000.

     Our results of operations are effected by the following accounting and insurance business factors:

     Level of required reserves for policies in force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits to insured's expense.

     We also maintain reserves for policies that are not currently in claim based upon actuarial expectations that a policy may go on claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

     Revenue Recognition. Life insurance premiums are recognized as revenue when they become due. Health premiums are recognized as revenue over the terms of the policies. Amounts received from interest sensitive contracts, principally universal life and annuity products, are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses and claims.

     Deferred acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses directly related to the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins. Deferred acquisition costs are affected by unanticipated termination of policies because, upon such unanticipated termination, we expense fully the deferred acquisition costs associated with the terminated policy.

     Value of business acquired. A portion of the purchase price paid for Pyramid Life and Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.75% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamortized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6% for Continental General and 7% for Pyramid Life is credited to the unamortized balance. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6% for Continental General and 7% for Pyramid Life, the market rate at the time of acquisition.

     The number of years a policy has been in effect. Claims costs tend to be higher on policies that have been in force for a longer period of time. As the policy ages, it is more likely that the insured will need services covered by the policy. However, generally, the longer the policy is in effect, the more premium we will receive for major medical and Medicare supplement policies. For other health, life and annuity policies/contracts, reserve liabilities are established for policy benefits expected to be paid for in future years.

     Lapsation and persistency. Factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies and certificates in force. Lapsation is the termination of a policy for nonrenewal and, pursuant to our practice, is automatic if and when premiums become more than 31 days overdue; however, policies may be reinstated, if approved, within six months after the policy lapses. Persistency represents the percentage of total certificates in force at the end of a period less any newly-issued certificates divided by the total certificates in force at the beginning of the period.

     Policies renew or lapse for a variety of reasons, due both to internal and external causes. We believe that our efforts to address any concerns or questions of our insureds in an expedient fashion help to ensure ongoing policy renewal. We also believe that we enjoy a favorable reputation with our insureds for providing desirable policy benefits and efficient claims processing. We work closely with our licensed agents, who play an integral role in obtaining policy renewals and communicating with our insureds.

     External factors also contribute to policy renewal or lapsation. Economic cycles can influence an insured's ability to continue the payment of insurance premiums when due. New government initiatives have raised public awareness of the escalating costs of healthcare, which we believe boosts new sales and promotes renewal payments.

     Lapsation and persistency may positively or adversely impact future earnings. Higher persistency generally results in higher renewal premium. However, higher persistency may lead to increased claims in future periods. Additionally, increased lapsation can result in reduced premium collection, accelerated deferred acquisition cost amortization and anti-selection of higher-risk insureds.

RESULTS OF OPERATIONS

     Year-to-year financial results must be viewed in light of the change in control, reinsurance, acquisitions, changes to our equity and debt and the other factors described above.

     We have three reportable segments:

     - medical -- includes major medical plans;

     - senior and other -- includes Medicare supplement, long-term care, dental, life insurance and annuities; and

     - corporate and other -- includes primarily interest income, interest expense and corporate expenses.

  2000 COMPARED TO 1999

                                                                                             INCREASE
                                                                                         (DECREASE) FROM
                                                    % OF                      % OF        PREVIOUS YEAR
                                                CONSOLIDATED              CONSOLIDATED   ----------------
                                       2000       REVENUES       1999       REVENUES     DOLLARS      %
                                     --------   ------------   --------   ------------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Premiums, net
  Medical..........................  $375,804       65.2%      $251,876       67.7%      $123,928    49.2%
  Senior and other.................   135,738       23.6%        75,870       20.4%        59,868    78.9%
                                     --------      -----       --------      -----       --------
     Total.........................   511,542       88.8%       327,746       88.1%       183,796    56.1%
Net investment income..............    26,871        4.7%        21,362        5.7%         5,509    25.8%
Net realized (losses) gains........       (98)        --            107         --           (205)     nm
Fee and other income...............    31,540        5.5%        17,410        4.7%        14,130    81.2%
Amortization of deferred
  reinsurance gain.................     6,093        1.0%         5,468        1.5%           625    11.4%
                                     --------      -----       --------      -----       --------
Consolidated Revenues..............   575,948      100.0%       372,093      100.0%       203,855    54.8%
                                     --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical..........................   288,260       50.1%       176,531       47.5%       111,729    63.3%
  Senior and other.................   101,551       17.6%        56,572       15.2%        44,979    79.5%
                                     --------      -----       --------      -----       --------
     Total.........................   389,811       67.7%       233,103       62.7%       156,708    67.2%
Selling, general and administrative
  expenses.........................   185,211       32.1%       137,932       37.1%        47,279    34.3%
Net amortization and change in
  deferral of acquisition costs and
  value of business acquired.......   (30,513)      (5.3)%      (21,892)      (5.9)%       (8,621)  (39.4)%
Amortization of goodwill...........     1,069        0.2%           854        0.2%           215    25.2%
Interest expense and financing
  costs............................     5,566        1.0%         4,090        1.1%         1,476    36.1%
Federal income tax expense.........     8,380        1.4%         6,302        1.7%         2,078    33.0%
Minority interest..................       (26)        --             --         --            (26)     nm
                                     --------      -----       --------      -----       --------
Net income.........................  $ 16,450        2.9%      $ 11,704        3.1%      $  4,746    40.6%
                                     ========      =====       ========      =====       ========

- ---------------
nm = not meaningful

  NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2000, total net premiums were $511.5 million, an increase of 56.1%, from $327.7 million for 1999.

     Medical premiums for 2000 were $375.8 million compared to $251.9 million for 1999, an increase of 49.2%. The increase in medical premiums was primarily the result of increased new sales including sales arising from the selected major medical insureds of Central Benefits, premium rate increases, additional reinsurance assumed from American Chambers and the inclusion of Continental General's results for twelve months in 2000 compared to eleven months in 1999.

     Senior and other premiums were $135.7 million for 2000 compared to $75.9 million for 1999, an increase of 78.9%. The increase in senior and other premiums was primarily the result of increased Medicare supplement sales, premium rate increases, $26.2 million attributable to Pyramid Life, and the inclusion of Continental General's results for twelve months in 2000 compared to eleven months in 1999.

  OTHER REVENUES

     Net investment income increased to $26.9 million for 2000 from $21.4 million for 1999, an increase of 25.8%, due primarily to an increased investment base from the addition of Pyramid Life and the inclusion of Continental General's results for twelve months in 2000 compared to eleven months in 1999.

     Fee and other income increased to $31.5 million for 2000 compared to $17.4 million for 1999, an increase of 81.2%, primarily attributable to additional fees charged for new services, such as care coordination fees, as well as fees received on a larger volume of business.

     The amortization of deferred reinsurance gain of $6.1 million for 2000 represented the recognition and amortization of the ceding commission allowances received on our reinsurance agreements. The unamortized amount of $18.8 million at December 31, 2000 was accounted for as a deferred reinsurance gain on our consolidated balance sheet.

  BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $389.8 million for 2000 compared to $233.1 million for 1999, an increase of 67.2%.

     Medical benefits, claims, losses and settlement expenses were $288.3 million for 2000 compared to $176.5 million for 1999, an increase of 63.3%. The increase was primarily a result of higher benefit utilization in 2000 versus 1999 on a larger volume of business and increased medical costs. The medical loss ratio was 76.7% for the year ended December 31, 2000 compared to 70.1% for 1999. Our loss ratios are defined as policy benefits, claims, losses and settlement expenses as a percentage of net premiums for each segment.

     Senior and other benefits, claims, losses and settlement expenses were $101.6 million for 2000 compared to $56.6 million for 1999, an increase of 79.5%. The increase was a result of $17.4 million attributable to Pyramid Life, claims and benefits paid on a larger volume of business and the inclusion of Continental General's results for twelve months in 2000 compared to eleven months in 1999. The senior loss ratio was 74.8% for 2000 compared to 74.6% for 1999.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased $47.3 million to $185.2 million in 2000 compared to $137.9 million in 1999, an increase of 34.3%. The increase in selling, general and administrative expenses resulted from a $42.6 million increase in commissions and a $12.6 million increase in other operating expenses and a $5.4 million increase in premium taxes, licenses and fees attributable to our increased business base. This increase was partially offset by a net change in reinsurance expenses and allowances of $13.3 million. Pyramid Life accounted for $10.0 million of the $47.3 million increase. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 32.2% in 2000 compared to 37.1% in 1999.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $30.5 million for 2000 compared to a net deferral of $21.9 million for 1999. Pyramid Life accounted for $2.5 million of the net deferral in 2000. The remaining increase in the deferral was a result of capitalized acquisition expenses on new business, including Continental General's new business for twelve months in 2000 versus eleven months in 1999.

     Interest expense and financing costs increased to $5.6 million in 2000 compared to $4.1 million in 1999 as a result of the interest expense incurred under our credit agreement for twelve months in 2000 compared to interest expense for 1999 which did not begin to accrue until February 17, 1999, the closing date of the purchase of Continental General, and a higher outstanding balance. Interest rates charged under the credit agreement in 2000 were also higher than those charged in 1999.

     For the year ended December 31, 2000, the provision for federal income taxes was $8.4 million, or 33.8% of income before federal income taxes of $24.8 million. The 1999 effective rate was 35%.

     Net income for the year ended December 31, 2000 was $16.5 million, or $1.06 basic earnings per share and $1.00 diluted earnings per share, compared to $11.7 million, or $0.88 basic earnings per share and $0.77 diluted earnings per share, for 1999. Our net income for 2000 was adversely affected by a net loss of $4.9 million at United Benefit Life due to high benefit and claims loss ratios and other related expenses. New sales activities for United Benefit Life were discontinued in July 2000. We are taking a number of actions to mitigate future adverse results, but future losses at United Benefit Life could continue to have a material adverse effect on our financial performance. In addition, new sales activities for Provident American Life were discontinued in December 2000.

  1999 COMPARED TO 1998

                                                                                             INCREASE
                                                                                         (DECREASE) FROM
                                                    % OF                      % OF        PREVIOUS YEAR
                                                CONSOLIDATED              CONSOLIDATED   ----------------
                                       1999       REVENUES       1998       REVENUES     DOLLARS      %
                                     --------   ------------   --------   ------------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Premiums, net
  Medical..........................  $251,876       67.7%      $143,064       84.1%      $108,812    76.1%
  Senior and other.................    75,870       20.4%        11,124        6.5%        64,746   582.0%
                                     --------      -----       --------      -----       --------
     Total.........................   327,746       88.1%       154,188       90.6%       173,558   112.6%
Net investment income..............    21,362        5.7%         7,454        4.4%        13,908   186.6%
Net realized gains.................       107         --            211        0.1%          (104)  (49.3)%
Fee and other income...............    17,410        4.7%         7,694        4.5%         9,716   126.3%
Amortization of deferred
  reinsurance gain.................     5,468        1.5%           600        0.4%         4,868   811.3%
                                     --------      -----       --------      -----       --------
Consolidated revenues..............   372,093      100.0%       170,147      100.0%       201,946   118.7%
                                     --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical..........................   176,531       47.5%       108,439       63.7%        68,092    62.8%
  Senior and other.................    56,572       15.2%         7,620        4.5%        48,952   642.4%
                                     --------      -----       --------      -----       --------
     Total.........................   233,103       62.7%       116,059       68.2%       117,044   100.8%
Selling, general and administrative
  expenses.........................   137,932       37.1%        54,368       32.0%        83,564   153.7%
Net amortization and change in
  deferral of acquisition costs and
  value of business acquired.......   (21,892)      (5.9)%          647        0.4%       (22,539)     nm
Amortization of goodwill...........       854        0.2%            --         --            854      nm
Interest expense and financing
  costs............................     4,090        1.1%         1,842        1.1%         2,248   122.0%
Federal income tax expense.........     6,302        1.7%         1,067        0.6%         5,235   490.6%
                                     --------      -----       --------      -----       --------
Net income (loss)..................  $ 11,704        3.1%      $ (3,836)      (2.3)%     $ 15,540      nm
                                     ========      =====       ========      =====       ========

- ---------------
nm = not meaningful

  NET PREMIUMS

     For the year ended December 31, 1999, total net premiums were $327.7 million, an increase of 112.6%, from $154.2 million for 1998.

     Medical premiums for 1999 were $251.9 million compared to $143.1 million for 1998, an increase of 76.1%. The increase in medical premiums was the result of $49.4 million attributable to Provident American Life and Continental General, $22.6 million reinsurance assumed, and $36.8 million from rate increases and new business, net of lapses, at Central Reserve.

     Senior and other premiums were $75.9 million for 1999 compared to $11.1 million for 1998, an increase of 582.0%. The increase in senior and other premiums was primarily the result of $63.3 million attributable to Continental General and Provident American Life.

  OTHER REVENUES

     Net investment income increased to $21.4 million for 1999 from $7.5 million for 1998, an increase of 186.6%. Continental General accounted for $14.4 million of the increase. Central Reserve's net investment income decreased approximately $1.8 million during the year from 1998. The decrease was directly related to the decrease in invested assets from $84.7 million at December 31, 1998 to $67.2 million at December 31, 1999. The decrease in invested assets was primarily a result of acquiring Provident American and payment of claims under the United Benefit Life reinsurance agreement.

     Fee and other income increased to $17.4 million for 1999 compared to $7.7 million for 1998, an increase of 126.3%. This increase was primarily attributed to $4.0 million in administrative fees for business reinsured through Provident American Life and United Benefit Life. The balance represents association fees and a partial recovery of $1.6 million from a fraud committed by a former employee in connection with claims administration at United Benefit Life prior to our 1998 reinsurance agreement.

     The amortization of deferred reinsurance gain of $5.5 million for 1999 represented the recognition of the ceding commission allowances received on our reinsurance agreements. The unamortized amount of $20.9 million at December 31, 1999 was accounted for as a deferred reinsurance gain on the consolidated balance sheet.

  BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims and settlement expenses increased to $233.1 million for 1999 compared to $116.1 million for 1998, an increase of 100.8%. Provident American Life and Continental General accounted for $78.7 million of the total increase of $117.0 million. The remaining $38.3 million was primarily attributable to Central Reserve's portion of the increase in benefits at United Benefit Life, reflecting 12 months of operational activity in 1999 compared to five months in 1998. Medical benefits, claims, losses and settlement expenses were $176.5 million for 1999 compared to $108.4 million for 1998, an increase of 62.8%. The medical loss ratio was 70.1% for the year ended December 31, 1999 compared to 75.8% for 1998. Cost reduction and benefit program modifications implemented beginning in 1998, such as rate increases, improved underwriting, enhanced claim procedures, and medical cost management techniques, in addition to reduced loss ratios on increased new sales, led to the reduction in the medical loss ratio. Senior and other benefits, claims, losses and settlement expenses were $56.6 million for 1999 compared to $7.6 million for 1998, an increase of 642.4%. The senior loss ratio was 74.6% for 1999 compared to 68.5% for 1998. The increase was primarily attributable to the inclusion of Continental General's Medicare supplement business and interest sensitive life and annuity benefits and reserves, which traditionally support a higher benefit ratio, in addition to adverse claims of Continental General's long-term care business.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $137.9 million compared to $54.4 million in 1998, an increase of 153.7%. Of this amount, agent commissions in 1999 were $85.1 million compared to $36.9 million in 1998. Included in the 1999 commissions was $44.3 million for Provident American Life and Continental General. The remaining increase represented the increase in commissions for Central Reserve due to higher commissions that were paid on the increase in new business sold in 1999. Other expenses, consisting of employee salaries and benefits, taxes, licenses and fees, and administrative expenses, increased to $99.8 million for 1999 compared to $44.6 million in 1998. Continental General accounted for $32.8 million of the $55.2 million increase. We also incurred costs of $9.7 million for the operations of Provident American Life in 1999. Central Reserve accounted for approximately $8.3 million of the increase consisting of $6.0 million for increased costs of administration, information systems services, and medical cost management and $2.3 million for personnel and premium tax costs related to the increase in sales. The balance of

$4.4 million represents the increased expenses in 1999 over 1998, including $2.7 million for employee contracts, severance and other expenses, $1.3 million for bonuses and professional fees, and a one time charge of $0.4 million for professional services in connection with the postponement of a secondary public offering of our common stock.

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

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $21.9 million for 1999 compared to a net amortization of $0.6 million for 1998. Continental General and Provident American Life accounted for $13.5 million of the deferral. The deferral of first year excess expenses associated with the significant increase in sales of new products written by Central Reserve and United Benefit Life accounted for the remaining balance.

     Interest expense and financing costs increased to $4.1 million in 1999 compared to $1.8 million in 1998 as a result of the interest expense on the $40.0 million loan under our credit facility, which began to accrue on February 17, 1999, the closing date of the purchase of Continental General.

     Net income for the year ended December 31, 1999 was $11.7 million, or $0.88 basic earnings per share and $0.77 diluted earnings per share, compared to a net loss of $3.8 million, or $0.49 loss per share on both a basic and diluted basis, for 1998. Our net income for 1999 was adversely affected by a net loss of $4.7 million at United Benefit Life due to high benefit and claims loss ratios and other related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts.

     Assets of $426.1 million, or 48.4% of the total assets, were in investments at December 31, 2000. Fixed maturities, our primary investment, were $415.3 million, or 97.5% of total investments, at December 31, 2000. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at December 31, 2000.

     We hold few high-yield type securities, with 98.5% of our bonds being investment grade quality. In addition to the fixed maturities, we also had $59.5 million in cash and cash equivalents, and a $15.0 million line of credit, which was fully drawn, at December 31, 2000.

     The total reinsurance receivable was $238.2 million at December 31, 2000. Of this amount, $218.3 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     Assets increased 22.7% to $880.5 million at December 31, 2000 from $717.9 million at December 31, 1999. The increase was primarily due to the acquisition of Pyramid Life, which had assets of $136.2 million at December 31, 2000.

     The total policy liabilities and accruals (reserves) were 80.7% of the total liabilities at December 31, 2000, compared to 80.0% at December 31, 1999.

     To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments of $1.5 million through February 17, 2002 and $2.25 million thereafter are due through February 2005.

     Interest on the outstanding balance will be determined based on our selection each quarter of either a "Base Rate Loan" or a "Eurodollar Loan." Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus an Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At December 31, 2000, the interest rate was 10.3%.

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million loan. At December 31, 2000, the interest rate was 10.2% on the outstanding balance of $15.0 million.

     The credit agreement, as amended, contains financial and other covenants that, among other matters:

     - prohibit the payment of cash dividends on our shares of common stock;

     - restrict the creation of liens and sales of assets; and

     - require that we, at a minimum, maintain:

        - a leverage ratio (consolidated debt to consolidated total capital) of
          0.40 to 1.00 through December 31, 2000, 0.35 to 1.00 thereafter through December 31, 2001, and 0.30 to 1.00 thereafter;

        - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 2.50 to 1.00 through December 31, 2000, and 3.00 to 1.00 thereafter;

        - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiary of not less than 125.0% of the RBC Company Action Level;

        - consolidated net worth of $80.0 million through December 31, 2000, $110.0 million thereafter through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

        - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.05 to 1.00 for the period of June 30, 2000 through June 30, 2001, 1.10 to 1.00 thereafter through June 30, 2002, 1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

     In addition, we pledged the common stock of Continental General, Central Reserve, Provident American Life, Pyramid Life and other subsidiaries as security for the credit agreement. At December 31, 2000, we were in compliance with the covenants contained in our credit agreement, as amended.

     The mortgage note on our Cleveland headquarters bears interest at 9.5% per annum. Principal payments are due monthly with the final payment of $7.7 million due on January 1, 2003. Future annual principal payments due for the mortgage note and all long-term debt are $5.7 million for 2001, $23.4 million for 2002, $16.7 million for 2003, $9.0 million for 2004 and $2.2 million for 2005.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. If additional funds become necessary, additional financing may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth or make any additional acquisitions. Our inability to raise capital could adversely affect our business.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 2000, we had a tax net operating loss, or NOL, carryforward of approximately $15.7 million for federal income tax purposes, which expires through 2013. We may not be able to utilize any or all of the NOL. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year.

     We determine a valuation allowance of our deferred tax asset based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2000 and 1999, estimates were made as to the potential financial impact of recent NOLs and our financial condition. Management believes that we will generate sufficient future taxable income to realize the $3.8 million net deferred tax asset, recorded as of December 31, 2000, prior to the expiration of any NOLs.

     Additionally, we reduced the valuation allowance by $5.9 million during 2000 through an adjustment to goodwill related to the acquisition of Continental General. The reduction was attributable to Continental General, as management believes a sufficient amount of taxable income will be generated in future years to realize a greater amount of the deferred tax assets than previously anticipated.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The following tables present the revenues, expenses and profit (loss) before federal income taxes, for the last three years attributable to our industry segments. We do not separately allocate investment assets or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums..........................................  $375,804    $251,876    $143,064
     Investment income, realized gains (losses)............     9,101       6,985       5,682
     Other income..........................................    34,925      21,307       8,294
                                                             --------    --------    --------
                                                              419,830     280,168     157,040
                                                             --------    --------    --------
  Expenses
     Benefits and claims...................................   288,260     176,531     108,439
     Other operating expenses..............................   121,345      96,357      49,143
                                                             --------    --------    --------
                                                              409,605     272,888     157,582
                                                             --------    --------    --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock dividends.......  $ 10,225    $  7,280    $   (542)
                                                             ========    ========    ========
SENIOR AND OTHER
  Revenues
     Net premiums..........................................  $135,738    $ 75,870    $ 11,124
     Investment income, realized gains (losses)............    16,615      14,233       1,498
     Other income..........................................     2,686       1,364          --
                                                             --------    --------    --------
                                                              155,039      91,467      12,622
                                                             --------    --------    --------

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
  Expenses
     Benefits and claims...................................   101,551      56,572       7,620
     Other operating expenses..............................    32,225      18,510       3,986
                                                             --------    --------    --------
                                                              133,776      75,082      11,606
                                                             --------    --------    --------
  Segment profit before federal income taxes, minority
     interest and preferred stock dividends................  $ 21,263    $ 16,385    $  1,016
                                                             ========    ========    ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains (losses)............  $  1,057    $    251    $    485
     Other income..........................................        22         207          --
                                                             --------    --------    --------
                                                                1,079         458         485
                                                             --------    --------    --------
  Expenses
     Interest and financing expenses.......................     5,566       4,090       1,842
     Other operating expenses..............................     2,197       2,027       1,886
                                                             --------    --------    --------
                                                                7,763       6,117       3,728
                                                             --------    --------    --------
  Segment loss before federal income taxes, minority
     interest and preferred stock dividends................  $ (6,684)   $ (5,659)   $ (3,243)
                                                             ========    ========    ========
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY
  INTEREST AND PREFERRED STOCK DIVIDENDS...................  $ 24,804    $ 18,006    $ (2,769)
                                                             ========    ========    ========

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. For example, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing our exposure to any single product and by employing underwriting practices that identify and minimize the adverse impact of this risk.

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels.

     Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $16.9 million after-tax at December 31, 2000. This amount represents approximately 16.4% of our stockholders' equity.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

     Seasonality is the risk of fluctuations in revenues and operating results. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles.

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

FORWARD-LOOKING STATEMENTS

     This report contains both historical and forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. The forward-looking statements relate to our plans and objectives for future operations. In addition to statements, which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," " optimistic," "will" and other similar expressions identify forward-looking statements. In light of risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements should not be regarded as a representation by Ceres or any other person that our objectives or plans will be achieved.

     Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in "Market Risk and Management Policies," and the following:

     - the failure to successfully manage our growth and integrate future acquisitions, including the failure to achieve cost savings;

     - rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

     - business conditions and competition in the healthcare industry;

     - unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

     - developments in healthcare reform and other regulatory issues, including HIPAA and increased privacy regulation, and changes in laws and regulations in key states in which we operate;

     - the performance of others on whom we rely for reinsurance, particularly Hannover upon whom we rely for substantially all of our reinsurance;

     - the performance of others on whom we rely for administrative and operations services;

     - a new and untested business plan;

     - dependence on senior management and key personnel;

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

     - changes in accounting and reporting practices;

     - our ability to fully collect all agent advances; and

     - our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FASB Statement No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for our June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard is effective for our December 31, 2000 financial statements. The adoption of this standard did not have a material effect on our financial position or results of operations as of December 31, 2000. In addition, the provisions, that will be effective June 30, 2001, are not expected to have a material effect on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, Statement No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 did not have a significant effect on our financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25, which clarifies the application of APB Opinion No. 25 for some issues including:

     - the definition of an employee for purposes of applying APB Opinion No.
       25;

     - the criteria for determining whether a plan qualifies as a noncompensatory plan;

     - the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

     - the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions were retroactive. The adoption of this guidance on July 1, 2000 did not have a material impact on our results of operations or financial position.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk and Management Policies" section under Item
7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................    38

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    39
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    40
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    42
Notes to Consolidated Financial Statements for the years
  ended December 31, 2000, 1999 and 1998....................    43

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Condensed Financial Information of
  Registrant -- Ceres Group, Inc. (Parent Only).............    72
Schedule III -- Supplemental Insurance Information..........    75
Schedule IV -- Reinsurance..................................    76

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three years in the period ended December 31, 2000. We have also audited the information presented in the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceres Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP

Cleveland, Ohio
March 8, 2001

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                2000        1999
                                                              --------    --------
ASSETS
Investments
  Fixed maturities available-for-sale, at fair value--Note
     D......................................................  $415,287    $300,986
  Surplus notes.............................................     4,995       5,043
  Policy and mortgage loans.................................     5,829       3,923
                                                              --------    --------
          Total investments.................................   426,111     309,952
Cash and cash equivalents (of which $9,397 and $4,763 is
  restricted, respectively)--Note D.........................    59,512      42,921
Accrued investment income...................................     7,496       5,234
Premiums receivable.........................................     5,852       4,905
Reinsurance receivable--Note K..............................   238,185     263,289
Property held for sale--Note E..............................        --       2,177
Property and equipment, net--Note F.........................    17,531      15,091
Deferred federal income taxes--Note I.......................     3,797       1,792
Deferred acquisition costs--Note G..........................    55,989      26,650
Value of business acquired--Note H..........................    32,254      16,731
Goodwill....................................................    25,425      21,696
Other assets................................................     8,377       7,430
                                                              --------    --------
          Total assets......................................  $880,529    $717,868
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
  Future policy benefits, losses and claims.................  $408,169    $357,149
  Unearned premiums.........................................    42,751      32,045
  Other policy claims and benefits payable--Note J..........   176,236     149,538
                                                              --------    --------
                                                               627,156     538,732
Deferred reinsurance gain--Note K...........................    18,839      20,932
Other policyholders' funds..................................    24,246      22,365
Federal income taxes payable--Note I........................     1,464       1,449
Mortgage note payable--Note M...............................     8,018       8,157
Debt--Note M................................................    49,000      40,000
Other liabilities...........................................    48,523      41,572
                                                              --------    --------
          Total liabilities.................................   777,246     673,207
Stockholders' equity
  Non-voting preferred stock, $.001 par value, 1,900,000 and
     2,000,000 shares authorized, respectively, none
     issued--Note O.........................................        --          --
  Convertible voting preferred stock, $.001 par value, at
     stated value, 100,000 and 0 shares authorized, 75,000
     and 0 shares issued and outstanding, respectively......     7,500          --
  Common stock, $.001 par value, 50,000,000 and 30,000,000
     shares authorized, 17,278,704 and 13,706,726 shares
     issued and outstanding respectively....................        17          14
  Additional paid-in capital................................    82,943      60,290
  Dividends distributable, convertible voting preferred
     stock--Note B..........................................       327          --
  Retained earnings.........................................    18,672       2,549
  Accumulated other comprehensive loss......................    (6,176)    (18,192)
                                                              --------    --------
          Total stockholders' equity........................   103,283      44,661
                                                              --------    --------
          Total liabilities and stockholders' equity........  $880,529    $717,868
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                              2000        1999        1998
                                                            --------    --------    --------
REVENUES
Premiums, net--Note K
  Medical.................................................  $375,804    $251,876    $143,064
  Senior and other........................................   135,738      75,870      11,124
                                                            --------    --------    --------
          Total premiums, net.............................   511,542     327,746     154,188
Net investment income--Note D.............................    26,871      21,362       7,454
Net realized (losses) gains...............................       (98)        107         211
Fee and other income......................................    31,540      17,410       7,694
Amortization of deferred reinsurance gain--Note K.........     6,093       5,468         600
                                                            --------    --------    --------
                                                             575,948     372,093     170,147
                                                            --------    --------    --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses--Note K
  Medical.................................................   288,260     176,531     108,439
  Senior and other........................................   101,551      56,572       7,620
                                                            --------    --------    --------
          Total benefits, claims, losses and settlement
            expenses......................................   389,811     233,103     116,059
Selling, general and administrative expenses--Note K......   185,211     137,932      54,368
Net (deferral) amortization and change in acquisition
  costs and value of business acquired--Notes G and H.....   (30,513)    (21,892)        647
Amortization of goodwill..................................     1,069         854          --
Interest expense and financing costs......................     5,566       4,090       1,842
                                                            --------    --------    --------
                                                             551,144     354,087     172,916
                                                            --------    --------    --------
Income (loss) before federal income taxes, minority
  interest, and preferred stock dividends.................    24,804      18,006      (2,769)
Federal income tax expense--Note I........................     8,380       6,302       1,067
                                                            --------    --------    --------
Income (loss) after tax, before minority interest and
  preferred stock dividends...............................    16,424      11,704      (3,836)
Minority interest.........................................       (26)         --          --
                                                            --------    --------    --------
NET INCOME (LOSS).........................................    16,450      11,704      (3,836)
Convertible voting preferred stock dividends..............       327          --          --
                                                            --------    --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.....  $ 16,123    $ 11,704    $ (3,836)
                                                            ========    ========    ========
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
  STOCKHOLDERS
  Basic...................................................  $   1.06    $   0.88    $  (0.49)
  Diluted.................................................      1.00        0.77       (0.49)

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                           2000          1999          1998
                                                        ----------    ----------    ----------
CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year..........................  $       --    $       --    $       --
Issuance of stock.....................................       7,500            --            --
                                                        ----------    ----------    ----------
          Balance at end of year......................  $    7,500    $       --    $       --
                                                        ==========    ==========    ==========
COMMON STOCK
Balance at beginning of year..........................  $       14    $       12    $    2,098
Issuance of common stock..............................           3             2         3,650
Change to $.001 par value.............................          --            --        (5,736)
                                                        ----------    ----------    ----------
          Balance at end of year......................  $       17    $       14    $       12
                                                        ==========    ==========    ==========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year..........................  $   60,290    $   43,883    $    4,122
Issuance of stock:
  Private placement...................................      21,093        14,998        34,025
  Employee benefit plans..............................       1,560         1,409            --
Change to $.001 par value.............................          --            --         5,736
                                                        ----------    ----------    ----------
          Balance at end of year......................  $   82,943    $   60,290    $   43,883
                                                        ==========    ==========    ==========
DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED
  STOCK
Balance at beginning of year..........................  $       --    $       --    $       --
Dividends distributable...............................         327            --            --
                                                        ----------    ----------    ----------
          Balance at end of year......................  $      327    $       --    $       --
                                                        ==========    ==========    ==========
RETAINED EARNINGS
Balance at beginning of year..........................  $    2,549    $   (9,155)   $   (5,319)
Net income (loss).....................................      16,450        11,704        (3,836)
Dividends distributable, convertible voting preferred
  stock...............................................        (327)           --            --
                                                        ----------    ----------    ----------
          Balance at end of year......................  $   18,672    $    2,549    $   (9,155)
                                                        ==========    ==========    ==========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year..........................  $  (18,192)   $    1,096    $      611
Unrealized gain (loss) on securities, net of tax of
  $0, $0 and $565, respectively.......................      11,806       (19,650)          485
Other.................................................         210           362            --
                                                        ----------    ----------    ----------
          Balance at end of year......................  $   (6,176)   $  (18,192)   $    1,096
                                                        ==========    ==========    ==========
TOTAL STOCKHOLDERS' EQUITY............................  $  103,283    $   44,661    $   35,836
                                                        ==========    ==========    ==========
NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year..........................          --            --            --
Issuance of shares....................................      75,000            --            --
                                                        ----------    ----------    ----------
          Balance at end of year......................      75,000            --            --
                                                        ==========    ==========    ==========
NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year..........................  13,706,726    11,495,172     4,195,172
Issuance of shares:
  Private placement...................................   3,333,334     2,000,000     7,300,000
  Employee benefit plans..............................     238,644       211,554            --
                                                        ----------    ----------    ----------
          Balance at end of year......................  17,278,704    13,706,726    11,495,172
                                                        ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                2000        1999         1998
                                                              --------    ---------    --------
OPERATING ACTIVITIES
  Net income (loss).........................................  $ 16,450    $  11,704    $ (3,836)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation and amortization.........................     2,418        2,395         513
      Net realized losses (gains)...........................        98         (107)       (211)
      Deferred federal income tax expense (benefit).........     1,573        5,587        (382)
      Changes in assets and liabilities:
         Premiums receivable................................      (724)          85        (105)
         Reinsurance receivable.............................    28,350     (221,744)    (15,201)
         Value of business acquired.........................    (2,841)        (902)         --
         Goodwill...........................................     6,495         (423)         --
         Federal income taxes payable/recoverable...........        15       (6,256)        720
         Accrued investment income..........................      (350)         250        (219)
         Other assets.......................................       627       (1,376)     (1,191)
         Future policy benefits, claims and funds payable...    11,998      248,382      21,939
         Unearned premium...................................     9,530       17,525          --
         Other liabilities..................................     4,861        8,454       8,708
         Deferred acquisition costs.........................   (27,672)     (22,283)      3,484
         Deferred reinsurance gain..........................    (2,093)      (5,468)     (3,400)
                                                              --------    ---------    --------
Net cash provided by operating activities...................    48,735       35,823      10,819
                                                              --------    ---------    --------
INVESTING ACTIVITIES
  Net (purchases) disposals of furniture and equipment......    (1,909)        (739)        302
  Purchase of fixed maturities available-for-sale...........   (66,337)     (30,323)    (33,100)
  Acquisition of Continental General Corporation, net of
    $2,212 cash acquired....................................        --      (59,788)         --
  Acquisition of Pyramid Life Insurance Company, net of
    $7,159 cash acquired....................................   (37,339)          --          --
  Increase in surplus notes.................................        --       (5,042)         --
  Decrease (increase) in mortgage and policy loans, net.....       366          (20)         (2)
  Proceeds from sales of fixed maturities
    available-for-sale......................................    11,569       29,811       7,926
  Proceeds from calls and maturities of fixed maturities
    available-for-sale......................................    31,258       12,991      13,318
  Proceeds from sales, calls and maturities of fixed
    maturities held-to-maturity.............................        --        3,923       3,023
  Proceeds from sale of property held for sale..............     2,115           --          --
                                                              --------    ---------    --------
Net cash used in investing activities.......................   (60,277)     (49,187)     (8,533)
                                                              --------    ---------    --------
FINANCING ACTIVITIES
  Increase in annuity account balances......................    23,223       18,446         482
  Decrease in annuity account balances......................   (34,107)     (37,819)     (5,118)
  Increase in note receivable...............................        --           --      (7,368)
  Principal payments on mortgage note payable...............      (139)        (127)       (115)
  Repayment of notes payable................................        --           --     (20,000)
  Increase in debt borrowings...............................    15,000       40,000          --
  Principal payments on debt................................    (6,000)          --          --
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................     1,560        1,409          --
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................    21,096       15,000      37,675
  Proceeds from private placement of preferred stock........     7,500           --          --
                                                              --------    ---------    --------
Net cash provided by financing activities...................    28,133       36,909       5,556
                                                              --------    ---------    --------
NET INCREASE IN CASH........................................    16,591       23,545       7,842
Cash and cash equivalents at beginning of year..............    42,921       19,376      11,534
                                                              --------    ---------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 59,512    $  42,921    $ 19,376
                                                              ========    =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $  6,051    $   2,940    $  1,662
  Cash paid during the year for income taxes................     1,100        2,078         650

 These accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

A. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. and its subsidiaries, known as Central Reserve Life Corporation prior to December 8, 1998, operated in 1998 and prior periods primarily through its wholly owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 1999, the Company's consolidated statements also include the accounts of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary Continental General Insurance Company acquired on February 17, 1999 and United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure). As of December 31, 2000, the Company's consolidated statements also include the accounts of Pyramid Life Insurance Company acquired on July 26, 2000. These acquisitions are discussed further in Note C, Business Combinations and Note K, Reinsurance Arrangements.

     The Company provides through its wholly-owned subsidiaries a wide array of health and life insurance products to over 700,000 insureds. While the Company through its subsidiaries is licensed in 49 states, the District of Columbia and the U.S. Virgin Islands, approximately 67% of premium volume is generated from twelve states: Ohio, Florida, Texas, Indiana, Georgia, North Carolina, Tennessee, South Carolina, Missouri, Kansas, Nebraska and Illinois.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ceres and its wholly-owned subsidiaries. The consolidated statement of operations for the year ended December 31, 2000 reflects the results of operations for Pyramid Life for the period subsequent to its acquisition on July 26, 2000. The consolidated statement of operations for the year ended December 31, 1999 reflects the results of operations for Continental General Corporation for the period subsequent to its acquisition on February 17, 1999 and United Benefit Life for the period subsequent to its acquisition on July 21, 1999. All intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note P, Statutory Financial Information for further discussion.

     A summary of significant accounting policies is as follows:

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. See Note D, Cash and Investments for further information.

  Investments

     Investments in bonds and manditorily redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments are reported at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

income (losses), net of deferred federal income taxes. All investments as of December 31, 2000 are designated as available-for-sale.

     Investments in surplus notes, policy loans, and mortgage loans are reported at cost which approximates fair value.

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

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over periods of 25 years or less. On a periodic basis, management reviews goodwill to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded in current operations. Management believes that no impairment of goodwill exists at December 31, 2000.

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

  Future Policy Benefits, Losses and Claims

     Liabilities for future policy reserves for accident and health and ordinary life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using the Company's experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 4.5%. At December 31, 2000, credited rates ranged from 5.5% to 7.0%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.75% depending on the duration of the contract. Current rates credited range from 5.0% to 8.6%.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     Claim liabilities with a long pay out period, such as long term care and disability income claims, are discounted at interest rates ranging from 3.0% to 6.0%. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.

  Deferred Reinsurance Gain

     Deferred reinsurance gain consists of initial ceding allowances received from reinsurers, less amounts amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business.

  Other Policyholders' Funds

     Other policyholders' funds consist of supplementary contracts without life contingencies, premiums, and annuity considerations received in advance and remittance and items not allocated.

  Insurance Related Assessments

     Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this statement effective January 1, 1999 resulted in a $0.2 million charge to general operating expenses.

  Comprehensive Income

     Comprehensive income in 2000, 1999 and 1998 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income. See Note Q, Comprehensive Income (Loss) for further information.

  Premium Revenue

     Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Amounts received from interest sensitive contracts, principally universal life and annuity products, are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses and claims.

  Fee and Other Income

     Fee and other income consist of association, collection, management and administrative fees, and are recognized when earned.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

  Earnings per Share

     Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share.

  Related Party Transactions

     We outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Ohio insureds, to Antares Management Solutions, pursuant to an administrative services agreement. Antares is a subsidiary of Medical Mutual of Ohio, a 3.8% stockholder of the Company on a diluted basis and a party to the Company's voting agreement. Under the administrative services agreement, we have paid $21.4 million in 2000, $18.8 million in 1999 and $6.6 million in 1998.

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

  New Accounting Pronouncements

     In September 2000, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FASB Statement No. 125,

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard is effective for our December 31, 2000 financial statements. The adoption of this standard did not have a material effect on our financial position or results of operations as of December 31, 2000. In addition, the provisions, that will be effective June 30, 2001, are not expected to have a material effect on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which was required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FASB Statement No. 133 did not have a significant effect on our results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25, which clarifies the application of APB Opinion No. 25 for some issues including:

     - the definition of an employee for purposes of applying APB Opinion No.
       25;

     - the criteria for determining whether a plan qualifies as a noncompensatory plan;

     - the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

     - the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions are retroactive. The adoption of this guidance on July 1, 2000 did not have a material impact on our results of operations or financial position.

B. EQUITY TRANSACTIONS

     On July 25, 2000, we sold 3,333,334 shares of our common stock at $6.00 per share in a private placement offering, and, on July 26, 2000, we sold 75,000 shares of our convertible voting preferred stock at $100.00 per share to United Insurance Company of America in a private placement offering. The $27.5 million proceeds from these sales were used for the purchase of Pyramid Life from United Insurance, a subsidiary of Unitrin, Inc. See Note C, Business Combinations, for further information.

     On February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Peter W. Nauert and Insurance Partners, wherein the Company issued 2,000,000 common shares at $7.50 per share for $15.0 million. The $15.0 million proceeds from these sales were used for the purchase of Continental General Corporation from the Western & Southern Life Insurance Company. See Note C, Business Combinations, for further information.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     In November 1997, the Company entered into a Stock Purchase Agreement, or Original Stock Purchase Agreement, with Strategic Acquisition Partners, LLC, or Strategic, wherein the Company agreed to issue and sell 5,000,000 common shares and warrants to purchase an additional 2,500,000 common shares at an exercise price of $6.50 per share, for aggregate proceeds of $27.5 million. On March 30, 1998, the Company entered into an amended and restated Stock Purchase Agreement, or New Stock Purchase Agreement, with Strategic and two additional investors:
Insurance Partners, L.P. and Insurance Partners Offshore (Bermuda), L.P., collectively, Insurance Partners. The New Stock Purchase Agreement was subsequently approved by stockholders, and accordingly, in July 1998 the Company issued and sold 7,300,000 common shares at $5.50 per share and warrants to purchase an additional 3,650,000 common shares at an exercise price of $5.50 per share, which expire July 2, 2005, and received proceeds of $37.7 million, which are net of transaction expenses.

     In connection with the Original Stock Purchase Agreement, Strategic arranged an interim loan, or the Bridge Loan of $20.0 million to the Company. The Bridge Loan was due June 30, 1998, and bore interest at the prime rate of a major commercial bank. As consideration for the arrangement, the Company issued Strategic and Richard M. Osborne warrants to purchase 800,000 common shares at $6.00 per share on December 1997, which expire December 17, 2002, and additional warrants to purchase 200,000 common shares at $6.00 per share on July 3, 1998, which expire on December 17, 2002. Proceeds from the Bridge Loan were used as follows:

     - $5.2 million was used to repay outstanding bank debt;

     - $14.0 million was used by the Company to invest in the statutory surplus of Central Reserve, and was evidenced by a surplus note in favor of the Company from Central Reserve; and

     - $0.8 million was used to establish an interest reserve at the Company and to pay transaction expenses.

The Bridge Loan was repaid in full by the Company in July 1998 from the proceeds received in accordance with the New Stock Purchase Agreement.

C. BUSINESS COMBINATIONS

  The Pyramid Life Insurance Company Acquisition

     On July 26, 2000, the Company, through Continental General Corporation, completed the purchase of Pyramid Life from United Insurance. Pyramid Life, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life insurance products. At June 30, 2000 (prior to payment of the $25.0 million pre-closing dividend), Pyramid Life had assets of $140.9 million and total revenues of $37.0 million for the first six months of 2000. Pyramid Life markets senior insurance products through approximately 2,500 independent agents in 40 states.

     The $67.5 million purchase price was financed as follows:

     - $20.0 million from the sale of 3,333,334 newly-issued shares of our common stock at $6.00 per share, in a private placement offering;

     - $7.5 million from the sale to United of 75,000 newly-issued shares of our convertible voting preferred stock, which shares (1) are entitled to vote on all matters presented to our stockholders as if conversion has occurred, (2) are convertible into our common stock by dividing the $100.00 per share purchase price, plus any accrued and unpaid dividends, by the initial conversion price of $6.145 (the average market price of our common stock at the time of issuance), (3) receive cumulative stock dividends of 10% per annum in additional shares of convertible voting preferred stock, (4) prohibit the payment of

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       dividends on shares of our common stock unless all previous dividends on the convertible voting preferred stock have been paid, and (5) as of December 31, 2000, we have accrued $0.3 million in dividends or $4.36 per convertible voting preferred share;

     - $25.0 million from a special pre-closing dividend paid by Pyramid Life to United in connection with the acquisition; and

     - $15.0 million from a combination of funds from Continental General and financing provided by The Chase Manhattan Bank and associated banks.

     In connection with purchase accounting rules, the total purchase cost for the acquisition has been allocated to the assets and liabilities of Pyramid Life based on their fair values. Allocations are subject to valuations as of the date of the acquisition based on appraisals and other studies which are not yet fully completed. Accordingly, the final allocations may be different from the amounts reflected herein. Although the final allocations may differ, the unaudited pro forma financial statements reflect management's best estimates based on currently available information as of the date of this filing.

     The following unaudited pro forma information presents the consolidated results of operations of the Company assuming the acquisition of Pyramid Life was completed on January 1, 2000 and 1999:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Revenues....................................................   $617,946      $440,672
Income before federal income taxes..........................     29,113        26,104
Federal income tax expense..................................      9,977         9,293
Net income..................................................     19,136        16,811
Net income attributable to common stockholders..............     18,386        16,061
Net income per share attributable to common stockholders
  Basic.....................................................       1.07          0.96
  Diluted...................................................       1.00          0.84

     The pro forma results of operations are not indicative of the actual results of operations that would have occurred had the acquisitions been made on the dates indicated, or the results that may be obtained in the future.

  Continental General Corporation

     Effective February 1, 1999, the Company acquired 100% of the outstanding common stock of Continental General Corporation from The Western & Southern Life Insurance Company. Continental General Corporation is a holding company that primarily conducts business through its wholly-owned subsidiary, Continental General, a life and accident and health insurer domiciled in Nebraska, which is licensed in 49 states, the District of Columbia, and the U.S. Virgin Islands. Continental General offers Medicare supplement and individual major medical products, distributed through independent agents. Continental General also offers long-term care, Medicare supplement, ordinary life, universal life, and annuity policies. Total consideration paid by the Company for the common stock was $84.5 million, and was financed through reinsurance, debt, cash, an equity offering as described further below and a pre-closing dividend of $22.5 million paid to Western & Southern. This transaction was accounted for in accordance with the purchase method, and accordingly, the purchase price was allocated to assets and liabilities acquired based upon estimates of their fair value.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The acquisition was partially funded by a reinsurance treaty with Hannover Life Reassurance Company of America (formerly Reassurance Company of Hannover), whereby Continental General ceded 50% of its in force life, accident and health, and annuity policies to Hannover, and retained the remaining risk. The treaty provided an initial ceding allowance of $13.0 million, which was accounted for as a deferred reinsurance gain.

     Other fundings were provided by a $40.0 million credit facility with a syndicate of major commercial banks led by The Chase Manhattan Bank. The Company has pledged the common stock of Continental General Corporation and Central Reserve as security for the loan. See Note M, Debt for further discussion of the credit facility. In addition, effective February 17, 1999, the Company entered into a series of stock subscription agreements with a group of investors, principally Peter Nauert and Insurance Partners whereby the Company issued 2,000,000 common shares at $7.50 per share for $15.0 million.

  Provident American Life & Health Insurance Company

     On December 31, 1998, Central Reserve acquired 100% of the outstanding common stock of Provident American Life from Provident American Corporation for $5.5 million. Provident American Life is a life and accident and health insurer, domiciled in Ohio, licensed in 40 states and the District of Columbia, that markets managed care health insurance products to individuals and small businesses, and critical illness coverage. Funds for the acquisition were provided from Central Reserve's working capital. This transaction was accounted for in the accompanying consolidated financial statements in accordance with the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon estimates of their fair values. There was no impact on the accompanying consolidated statement of operations for 1998 as a result of this transaction.

     Immediately prior to the completion of this transaction, Provident American Life ceded 100% of its insurance in force to Provident Indemnity Life Insurance Company, a subsidiary of Provident American Corporation.

     Effective January 1, 1999, Hannover assumed from Provident Indemnity 100% of its accident and health block of business. As of January 1, 1999, Central Reserve entered into a separate reinsurance agreement with Hannover, wherein Central Reserve assumed from Hannover 10% of the block acquired by Hannover from Provident Indemnity. Also, at January 1, 1999, Provident American Life ceded 50% of all business written after December 31, 1998 to Hannover.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     D. CASH AND INVESTMENTS

     The amortized cost and estimated fair market value of securities available-for-sale as of December 31, 2000 were as follows:

                                                          GROSS UNREALIZED
                                            AMORTIZED    ------------------    ESTIMATED
                                              COST       GAINS      LOSSES     FAIR VALUE
                                            ---------    ------    --------    ----------
                                                       (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
Fixed Maturities
  U.S. Treasury securities................  $ 35,996     $  347    $    (37)    $ 36,306
  U.S. Agencies...........................    37,619      1,634          (7)      39,246
  State and political subdivisions........     3,672         20         (16)       3,676
  Corporate bonds.........................   268,239      2,652     (10,746)     260,145
  Mortgage-backed securities..............    72,082        847        (533)      72,396
  Preferred stock.........................     3,470        135         (87)       3,518
                                            --------     ------    --------     --------
          Total available-for-sale........   421,078      5,635     (11,426)     415,287
Surplus notes.............................     5,071         --         (76)       4,995
                                            --------     ------    --------     --------
          Total...........................  $426,149     $5,635    $(11,502)    $420,282
                                            ========     ======    ========     ========

     The amortized cost and estimated fair value of securities available-for-sale as of December 31, 1999 were as follows:

                                                          GROSS UNREALIZED
                                             AMORTIZED    -----------------    ESTIMATED
                                               COST       GAINS     LOSSES     FAIR VALUE
                                             ---------    -----    --------    ----------
                                                        (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
Fixed Maturities
  U.S. Treasury securities.................  $ 16,140     $ 41     $   (282)    $ 15,899
  U.S. Agencies............................     6,670       --         (160)       6,510
  State and political subdivisions.........     4,225       --         (145)       4,080
  Corporate bonds..........................   232,229      692      (17,353)     215,568
  Mortgage-backed securities...............    60,355      138       (1,564)      58,929
                                             --------     ----     --------     --------
          Total available-for-sale.........   319,619      871      (19,504)     300,986
Surplus notes..............................     4,964       79           --        5,043
                                             --------     ----     --------     --------
          Total............................  $324,583     $950     $(19,504)    $306,029
                                             ========     ====     ========     ========

     Except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, no investment of the Company exceeds 10% of total stockholders' equity at December 31, 2000. At December 31, 1999, the Company held a bond of Petroliam Nasional Berhad with an estimated fair value of $4.8 million that exceeded 10% of stockholders' equity.

     In June 1999, the Company sold approximately $4.0 million of securities from its held-to-maturity portfolio to meet a significant and unanticipated increase in claim payments. The securities sold represented 44% of the held-to-maturity portfolio and generated a realized gain of $2,000. Due to that sale and the acquisition of Continental General, management changed its intent to hold the remaining held-to-maturity portfolio, of approximately $5.0 million, and transferred the balance to available-for-sale and recorded an unrealized loss of $9,000 in 1999.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The amortized cost and estimated fair value of fixed maturities and surplus notes at December 31, 2000 by contractual maturity were as follows:

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
AVAILABLE-FOR-SALE
  Due in one year or less...................................  $ 21,511      $ 21,543
  Due after one year through five years.....................   131,783       130,820
  Due after five years through ten years....................   129,865       127,291
  Due after ten years.......................................    70,908        68,232
                                                              --------      --------
                                                               354,067       347,886
  Mortgage-backed securities................................    72,082        72,396
                                                              --------      --------
  Total available-for-sale..................................  $426,149      $420,282
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

     Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Proceeds...............................................  $11,569    $29,811    $7,926
Gross realized gains...................................      161         27       165
Gross realized losses..................................       80         74        29

     The following is a summary of net investment income by category of investment:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Fixed maturities.......................................  $23,390    $19,359    $5,433
Policy loans...........................................      356        244         5
Cash equivalents.......................................    3,378      1,637     1,182
Other..................................................      831      1,345     1,033
                                                         -------    -------    ------
Investment income......................................   27,955     22,585     7,653
Investment expenses....................................   (1,084)    (1,223)     (199)
                                                         -------    -------    ------
Net investment income..................................  $26,871    $21,362    $7,454
                                                         =======    =======    ======

     At December 31, 2000 and 1999, the Company's insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $32.6 million and $21.6 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.

     At December 31, 2000 and 1999, $9.4 million and $4.8 million, respectively, of cash was held for self-funded accident and health accounts, which is restricted to use. Ceres Group is entitled to investment income from these funds. A corresponding liability is included in the accompanying consolidated financial statements.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     At December 31, 2000, the Company held no unrated bonds, but held two less-than-investment grade bonds that were downgraded as a result of litigation against the bond issuers. The ultimate disposition of these investments is not expected to have a material effect on our results of operations and financial position. At December 31, 1999, the Company held no unrated or less-than-investment grade bonds. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. The Company considers these evaluations in its overall investment strategy.

E. PROPERTY HELD FOR SALE

     During the fourth quarter of 1999, management committed to a plan to consolidate the operations of United Benefit Life into the Company's other administrative facilities and to sell United Benefit Life's home office property. At December 31, 1999, the Company recorded the property at its estimated fair value less the estimated incremental direct costs to transact a sale. On March 31, 2000, the property was sold for $3.7 million. A loss of $0.1 million was recognized on the sale of the property in the first quarter 2000. In the second quarter, the Company sold the remaining vacant land parcel located next to United Benefit Life's home office for $177,000 resulting in a gain on sale of $12,000.

F. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized by category as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Home office building........................................   $16,153      $15,251
Land........................................................     2,871        2,100
Furniture and fixtures......................................     2,499        2,255
EDP equipment...............................................     3,705        3,128
Other property and equipment................................     3,229        1,769
                                                               -------      -------
                                                                28,457       24,503
Less: Accumulated depreciation..............................    10,926        9,412
                                                               -------      -------
          Total.............................................   $17,531      $15,091
                                                               =======      =======

     Other property and equipment consists principally of software, leasehold improvements and office equipment. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1.5 million, $1.1 million, and $0.9 million, respectively.

G. DEFERRED ACQUISITION COSTS

     Certain costs of writing an insurance policy, including commissions and underwriting, all of which vary with and are primarily related to the production of new business, have been deferred and reported as deferred acquisition costs. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Unamortized deferred policy acquisition costs are summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year...........................  $26,650    $ 3,810    $  326
Current year's costs deferred..........................   46,171     27,379     4,131
                                                         -------    -------    ------
                                                          72,821     31,189     4,457
Less: Amortization for the year........................   16,832      4,539       647
                                                         -------    -------    ------
Balance at end of the year.............................  $55,989    $26,650    $3,810
                                                         =======    =======    ======

The Company has evaluated the recoverability of deferred acquisition costs on a quarterly basis and determined that these amounts are recoverable.

H. VALUE OF BUSINESS ACQUIRED

     A portion of the purchase price paid by the Company for Pyramid Life and Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.75% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6% and 7% is credited to the unamortized balance for Continental General Corporation and Pyramid Life, respectively. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6% for Continental General Corporation and 7% for Pyramid Life which was the market rate at the time of acquisition.

     The value of business acquired is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000       1999      1998
                                                           -------    -------    ----
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year.............................  $16,731    $    --     $--
Additions from acquisitions..............................   12,683     14,182     --
Amortization.............................................   (2,263)    (1,901)    --
Additional expense reserve...............................    5,103      4,450     --
                                                           -------    -------     --
Balance at end of the year...............................  $32,254    $16,731     $--
                                                           =======    =======     ==

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

                                           AMORTIZATION (DEFERRAL)
                                           -----------------------
2001.....................................          $(1,604)
2002.....................................              549
2003.....................................            1,885
2004.....................................            2,715
2005.....................................            3,228

I. FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except for Continental General and Pyramid Life, which are required to file a separate return through fiscal years 2003 and 2004, respectively.

     Federal income tax expense (benefit) is composed of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Current..................................................  $1,022    $  715    $1,449
Deferred.................................................   7,358     5,587      (382)
                                                           ------    ------    ------
          Total..........................................  $8,380    $6,302    $1,067
                                                           ======    ======    ======

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN THOUSANDS)
Expected tax expense (benefit) at 35%....................  $8,681    $6,302    $ (969)
Special life insurance deduction.........................      --        --      (367)
Tax exempt interest......................................      (4)     (135)      (12)
Valuation allowance for deferred tax assets..............      --      (158)    2,327
Tax rate differential....................................      --        --        28
Non deductible goodwill..................................     318        --        --
Alternative minimum tax..................................      --       332        --
Other....................................................    (615)      (39)       60
                                                           ------    ------    ------
                                                           $8,380    $6,302    $1,067
                                                           ======    ======    ======

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service through 1995. There are no issues currently outstanding. The Company paid $0.8 million related to these audits.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets
  Ceding commission.........................................   $ 4,257      $    --
  Reinsurance transactions..................................     5,262       11,222
  Deferred acquisition costs................................        --        2,834
  Severance pay.............................................       266          417
  Alternative minimum tax...................................       624          332
  Reserves..................................................    12,094        4,812
  Net operating loss carryforward...........................     5,506        5,923
  Advance premium...........................................       636          673
  Other.....................................................     1,469          178
                                                               -------      -------
                                                                30,114       26,391
Less: Valuation allowance...................................     8,829       14,719
                                                               -------      -------
Deferred assets, net of valuation allowance.................    21,285       11,672
                                                               -------      -------
Deferred tax liabilities
  Value of business acquired................................    11,289        9,548
  Deferred acquisition costs................................     5,283           --
  Bond discount accretion...................................       359          186
  Other.....................................................       557          146
                                                               -------      -------
                                                                17,488        9,880
                                                               -------      -------
Net deferred tax assets.....................................   $ 3,797      $ 1,792
                                                               =======      =======

     At December 31, 2000, the Company had a tax net operating loss carryforward, or NOL, of approximately $15.7 million for federal income tax purposes, which expires through 2013. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2000 and 1999, estimates were made as to the potential financial impact on the Company of recent NOLs. Management believes that the Company will generate sufficient future taxable income to realize the $3.8 million net deferred tax asset recorded as of December 31, 2000 prior to the expiration of any NOLs.

     Additionally, the Company reduced its valuation allowance by $5.9 million during 2000 through a reduction of goodwill related to the acquisition of Continental General. Management reviewed the Company's projections for taxable income of Continental General to be generated in future periods and concluded a greater amount of the deferred tax asset will be realized.

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

in a memorandum account designated "policyholders' surplus." At December 31, 2000, the accumulated untaxed policyholders' surplus for the Company, all of which relates to Central Reserve, is $2.9 million.

J. LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Gross balance at beginning of year.................  $149,538    $ 74,395    $ 56,187
Reserves on blocks of business acquired............    11,176      39,173      44,000
                                                     --------    --------    --------
Adjusted gross beginning balance...................   160,714     113,568     100,187
Less: Reserves ceded...............................    85,347      54,340      55,656
                                                     --------    --------    --------
Adjusted net beginning balance.....................    75,367      59,228      44,531
                                                     --------    --------    --------
Paid claims and claims adjustments expenses, net of
  reinsurance, for
  Current year.....................................   276,546     176,387      89,953
  Prior years......................................    72,952      57,875      29,999
                                                     --------    --------    --------
     Total paid....................................   349,498     234,262     119,952
                                                     --------    --------    --------
Incurred claims and claims adjustment expenses, net
  of reinsurance, for
  Current year.....................................   362,495     226,202     116,357
  Prior years......................................     5,437      (1,487)     (1,697)
                                                     --------    --------    --------
     Total incurred................................   367,932     224,715     114,660
                                                     --------    --------    --------
Net reserve balance at end of year.................    93,801      49,681      39,239
Plus: Reserves ceded at end of year................    67,227      85,347      35,156
                                                     --------    --------    --------
Balance before reinsurance recoveries on paid
  claims...........................................   161,028     135,028      74,395
Plus: Reinsurance recoveries on paid claims........    15,208      14,510          --
                                                     --------    --------    --------
Gross balance at end of year.......................  $176,236    $149,538    $ 74,395
                                                     ========    ========    ========

     The foregoing indicates that a $5.4 million deficiency in the 1999 reserves emerged in 2000 as a result of higher utilization in all segments, a $1.5 million redundancy in the 1998 reserves emerged in 1999, and a $1.7 million redundancy in the 1997 reserves emerged in 1998.

K. REINSURANCE ARRANGEMENTS

  Central Reserve Life Insurance Company

     In December 2000, Central Reserve entered into a reinsurance transaction with Lincoln National Reassurance Company, or Lincoln, for a ceding allowance of $4,000,000. The policies reinsured, on a combined coinsurance and modified coinsurance basis, were 80% of all group term life insurance and 35% of all individual deferred annuities in force on and after December 31, 2000. The ceding allowance is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements and will be amortized into income over the duration of the underlying policies. Due to the structure of this transaction, no assets will be transferred relating to the ceding allowance or policy liabilities assumed by Lincoln.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     In December 1999, Central Reserve entered into a reinsurance transaction with Hannover for certain health insurance policies issued during the period from July 1, 1998 through June 30, 1999. As part of the coinsurance funds withheld transaction, Hannover will pay Central Reserve on a quarterly basis, an experience refund, the amount of which shall be based upon the earnings derived from the business reinsured. Concurrent with this transaction, Hannover will reinsure to Continental General on a stop loss basis 100% of any losses incurred for the business reinsured in excess of a pre-determined aggregate annualized loss ratio of 76.0% in 2000, 78.0% in 2001 and 80.0% thereafter. In exchange for coverage under the stop loss reinsurance, Hannover pays Continental General a stop loss premium on the business reinsured.

     In December 1997, Central Reserve entered into a retroactive reinsurance treaty (the "1997 Treaty") with Hannover. The quota share treaty was effective January 1, 1997, and covered certain group accident and health policies in force and written during 1997. Under the provisions of the 1997 Treaty, Central Reserve cedes 50% of the premiums of the eligible policies, and in return receives reimbursement for 50% of the claims paid, plus a commission and expense allowance. In connection with the 1997 Treaty, Central Reserve transferred $24.5 million of reserves to Hannover, and received an initial ceding allowance of $10.0 million, resulting in a net cash transfer of $14.5 million to Hannover. The initial ceding allowance was reported as a deferred reinsurance gain, in the accompanying consolidated financial statements, and is amortized into income over the duration of the underlying block of business.

  Continental General Life Insurance Company

     In February 1999, Continental General entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental General for a ceding allowance of $13.0 million. The ceding allowance is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements and will be amortized into income over the duration of the underlying block of business. Various assets, primarily comprised of fixed income securities with a market value of $188.4 million, were transferred from Continental General to Hannover for the policy liabilities assumed by Hannover.

  Provident American Life & Health Insurance Company

     Prior to our acquisition of Provident American Life, all of the insurance business of Provident American Life in force at December 31, 1998 was ceded to Provident Indemnity. Hannover reinsured all the individual and small group health insurance in force at December 31, 1998, of Provident Indemnity for a ceding allowance of approximately $10.0 million. On January 1, 1999, Hannover ceded 10% of this insurance in force to Central Reserve and Central Reserve paid a $1.0 million ceding commission.

     Effective January 1, 1999, Provident American Life entered into a reinsurance agreement with Provident Indemnity, whereby Provident American Life reinsured 100% of Provident Indemnity's business written after December 31, 1998. In a separate reinsurance agreement, Provident American Life ceded to Hannover 50% of its direct business written after December 31, 1998 and 50% of the business reinsured from Provident Indemnity.

  United Benefit Life Insurance Company

     Effective August 1, 1998, Central Reserve entered into a reinsurance treaty with United Benefit Life, a life and accident and health insurer in Texas. Under the terms of the treaty, Central Reserve agreed to assume 100% of United Benefit Life's block of business, until such time as profits earned by Central Reserve on the assumed block reach a contractual threshold, which approximates $20.0 million of pre-tax income. Central Reserve paid to United Benefit Life a $20.0 million ceding allowance in connection with this transaction. In

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

addition, Central Reserve entered into an agency arrangement with respect to the marketing of United Benefit Life policies with Insurance Advisors of America, Inc., or IAA, a subsidiary of United Benefit Managed Care Corporation and an affiliate of United Benefit Life, in exchange for a $7.0 million note receivable. Central Reserve recorded a full valuation allowance against such note receivable at December 31, 1998.

     Reserve liabilities assumed by Central Reserve under the United Benefit Life agreement on August 1, 1998 exceeded the cash transferred to Central Reserve by United Benefit Life as reimbursement for this assumption by $3.0 million, which was reflected in a note receivable. Subsequent to August 1, 1998, the balance of the note receivable was increased as a result of adverse developments in the assumed policy liabilities, net of amounts ceded to Hannover, and net of an allowance for uncollectability. The note receivable was secured by the outstanding common stock and assets of United Benefit Life. The assets included real estate, bonds and reinsurance receivables from an unrelated party, and commissions due IAA.

     In connection with the United Benefit Life reinsurance treaty, Central Reserve ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central Reserve ceded 50% of the policies written by United Benefit Life subsequent to August 1, 1998 and reinsured by Central Reserve to Hannover. This treaty provided Central Reserve an initial ceding allowance of $20.0 million, which is being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements, and will be amortized into income over the duration of the underlying block of business.

     On March 18, 1999, Central Reserve announced the execution of an agreement with United Benefit Managed Care Corporation, to purchase all of the outstanding shares of its subsidiary, United Benefit Life. On June 14, 1999, Central Reserve terminated this agreement due to a reserve shortfall at United Benefit Life in excess of amounts projected. Pursuant to the "true up" provision in the agreements between United Benefit Life, IAA and Central Reserve, the reserve shortfall on the business assumed from United Benefit Life by Central Reserve at December 31, 1999, was approximately $19.4 million. On July 21, 1999, following receipt of approval from the Department of Insurance of the State of Indiana, Central Reserve foreclosed on the stock of United Benefit Life and the renewal commissions due IAA in partial payment of the $19.4 million reserve shortfall accounted for under purchase accounting rules.

     As of December 31, 1999, Central Reserve had recovered approximately $17.8 million of the $19.4 million reserve shortfall through real and personal property of United Benefit Life totaling $4.6 million, commissions due IAA of $5.3 million, and $7.9 million from the Hannover reinsurance agreement. As a result, the remaining reserve shortfall was $1.6 million. An expense of $0.7 million was recorded in 1998, and the balance of $0.9 million was recorded in 1999.

     In the ordinary course of business, the Company maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that the Company retains on a given policy. For ordinary and group life claims, Continental's maximum retention is $125,000, Pyramid Life's maximum retention is $100,000, and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
                                                        (DOLLARS IN THOUSANDS)
Premiums
  Direct........................................  $ 752,281    $ 551,553    $ 258,271
  Assumed.......................................     16,817       81,493       45,923
  Ceded.........................................   (257,556)    (305,300)    (150,006)
                                                  ---------    ---------    ---------
  Net premiums..................................  $ 511,542    $ 327,746    $ 154,188
                                                  =========    =========    =========
Benefits, claims, losses, and settlement
  expenses......................................  $ 596,086    $ 485,717    $ 220,677
Reinsurance recoverable.........................   (206,275)    (252,614)    (104,618)
                                                  ---------    ---------    ---------
                                                  $ 389,811    $ 233,103    $ 116,059
                                                  =========    =========    =========
Selling, general, and administrative expenses
  Commissions...................................  $ 127,692    $  85,104    $  36,853
  Salaries and benefits.........................     38,409       25,678       15,718
  Taxes, licenses, and fees.....................     18,439       13,024        6,448
  Other operating expenses......................     39,402       46,579       14,328
  Administrative and IS services................     21,486       14,513        8,122
  Reinsurance expenses..........................      3,299       44,096       13,774
  Reinsurance allowances........................    (63,516)     (91,062)     (40,875)
                                                  ---------    ---------    ---------
                                                  $ 185,211    $ 137,932    $  54,368
                                                  =========    =========    =========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business. Amortization of deferred reinsurance gain for the years ended December 31, 2000, 1999 and 1998 was $6.1 million, $5.5 million and $0.6 million, respectively. The above table does not include the initial ceding allowances received from Hannover.

L. COMMITMENTS AND CONTINGENCIES

     We are defendants in a lawsuit filed on August 14, 2000, Insurance Advisors of America, Inc., Transcend Group, Inc., and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover), Provident American Life and Health Insurance Company and Health Plan Services, Inc., United Benefit Life Insurance Company and Billy B. Hill, Jr., case no. 17-184-65-00, in State District Court of Tarrant County, Texas. The lawsuit involves a number of agreements between Insurance Advisors of America and its affiliates, Transcend Group and Mr. Walker, Ceres, Ceres Financial and United Benefit Life in which, among other things, we reinsured United Benefit Life's policies, Insurance Advisors entered into a non-compete agreement which prohibited them from selling insurance products not provided by us, and Insurance Advisors signed a $10.0 million promissory note payable to us. Pursuant to these agreements and to satisfy a $19.4 million reserve shortfall, we acquired through foreclosure the stock of United Benefit Life on July 21, 1999. Plaintiffs allege, among other things, fraud, breach of contract and negligence

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

relating to unfair competition and failure to allow them to cross-sell insurance products. Actual damages sought by the plaintiffs are in excess of $50.0 million. As discussed below, Hannover has now been dismissed from this action. Additionally, plaintiffs voluntarily dismissed our general counsel, Billy B. Hill, Jr., from the lawsuit.

     On March 5, 2001, plaintiffs amended their complaint to again include Billy Hill; to add additional defendants, including Rhonda Immoos (Mr. Hill's paralegal), Pyramid Life and Continental General; to add additional allegations of civil conspiracy, tortious interference with business and existing and future contractual relationships toward Nauert, Hill and Immoos; and to demand a jury trial. Actual damages now sought by the plaintiffs are in excess of $100.0 million. In addition, plaintiffs now seek punitive damages in excess of $100.0 million.

     On September 5, 2000, we filed a claim, Ceres Group, Inc., Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, and United Benefit Life Insurance Company vs. Insurance Advisors of America, Inc., Robert H. Merrill, Private Business Management, Inc., Transcend Group, Inc. and Jimmy K. Walker, in the Court of Common Pleas of Cuyahoga County, Ohio, relating to the foreclosure on the United Benefit Life stock and Insurance Advisors' failure to make payments under the promissory note. On September 15, 2000, the Court of Common Pleas entered a temporary restraining order in our favor, prohibiting defendants from making any false statements regarding us and prohibiting them from inducing our insureds to lapse coverage. This order was superceded by an agreed order dated October 2, 2000, which made permanent the temporary order and required defendants to send a mailing to the agents of Insurance Advisors advising them of the same.

     On October 25, 2000, we filed a counterclaim in Tarrant County, Texas, asserting that the plaintiffs failed to make payments under the various lending agreements entered into by Insurance Advisors, breach of fiduciary duties, misrepresentation of financial condition, breach of contract and certain other claims. Contractual and tort damages sought are in excess of $25.0 million.

     On January 23, 2001, we sought leave of the court to file a supplemental complaint and to deposit certain funds with the court pending the final outcome of the litigation. On February 22, 2001, the Court of Common Pleas of Cuyahoga County granted the defendants' Motion to Dismiss on Jurisdictional Priority Grounds. We plan to appeal the court's decision to dismiss the case.

     Presently, we cannot predict the ultimate outcome or the financial impact, if any, of the lawsuit filed against us. We do not believe that the outcome of this matter will have a material adverse impact on us. We have denied liability to plaintiffs and we intend to vigorously contest this matter, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Further, we are not aware of any actions taken by any of our employees or representatives which justify the allegations made by plaintiffs in the Texas litigation, and we believe these allegations to be groundless.

     In addition to the above litigation, we have recently been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict their outcome, including the award of punitive damages, at this time. To the extent we are found liable with respect to any of these cases, we may have a right to indemnification from our third party administrator that administers United Benefit Life's claims, and our reinsurers may be liable for some of the costs pursuant to our reinsurance agreements.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Other than the above matters, neither Ceres nor any of our subsidiaries, including any of our property, is party to any material pending legal proceeding.

     The Company is involved in litigation and may become involved in potential litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

M. DEBT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Mortgage note payable.......................................   $ 8,018      $ 8,157
                                                               =======      =======
Bank credit facility........................................   $34,000      $40,000
Revolver....................................................    15,000           --
                                                               -------      -------
                                                               $49,000      $40,000
                                                               =======      =======

     The Company executed a mortgage note payable in December 1990 for $9.0 million bearing interest at 9.5% per annum for 10 years. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company is required to make monthly payments based on a 30-year amortization schedule, of $75,700 for 10 years. In December 2000, the note was extended at the same rate for a two year period. Principal payments due in the next three years, assuming no prepayments are $0.2 million in 2001, $0.1 million in 2002 and $7.7 million in 2003. The Company has a right to prepay the loan with a 1.0% prepayment fee.

     To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, the first principal payment of $3.0 million was due on February 17, 2000, and quarterly principal payments are due thereafter as follows: $1.0 million through February 17, 2001; $1.5 million through February 17, 2002; and $2.25 million thereafter through February 2005.

     Interest on the outstanding balance will be determined based on our selection each quarter of either a "Base Rate Loan" or a "Eurodollar Loan." Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus an Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. At December 31, 2000, the interest rate was 10.3%.

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million loan. At December 31, 2000, the interest rate was 10.2% on the outstanding balance of $15.0 million.

     The credit agreement, as amended, contains financial and other covenants that, among other matters:

     - prohibit the payment of cash dividends on our shares of common stock;

     - restrict the creation of liens and sales of assets; and

     - require that we, at a minimum, maintain:

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          - a leverage ratio (consolidated debt to consolidated total capital) of 0.40 to 1.00 through December 31, 2000, 0.35 to 1.00 thereafter through December 31, 2001, and 0.30 to 1.00 thereafter;

          - an interest coverage ratio (consolidated earning before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 2.50 to 1.00 through December 31, 2000, and
            3.00 to 1.00 thereafter;

          - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiary of not less than 125.0% of the RBC Company Action Level;

          - consolidated net worth of $80.0 million through December 31, 2000, $110.0 million thereafter through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

          - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.05 to 1.00 for the period of June 30, 2000 through June 30, 2001, 1.10 to 1.00 thereafter through June 30, 2002, 1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

     In addition, we pledged the common stock of Continental General Corporation, Central Reserve, Provident American Life, Pyramid Life and other subsidiaries as security for the credit agreement. At December 31, 2000, we were in compliance with the covenants contained in the credit agreement, as amended. Future annual principal payments due for the mortgage note and all long-term debt are $5.7 million for 2001, $23.4 million for 2002, $16.7 million for 2003, $9.0 million for 2004 and $2.2 million for 2005.

N. STOCK-BASED COMPENSATION

     In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant. The vesting accelerates in the event of a change in control of the Company. There are 500,000 shares of our common stock reserved for issuance under this plan. The Company terminated this plan in December 2000.

     In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain key employees. In 2000 and 1999, the Company granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. Such grants generally vest over three years, and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. There are 2,000,000 shares of our common stock reserved for issuance under this plan, pending stockholder approval.

     In 1998 and 1999, pursuant to various individual employment agreements, the Company granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years.

     Also, pursuant to an employment contract, the Company provided an award of common shares to Peter Nauert. The number of shares awarded is contingent upon the weighted average fair value of the common shares over specified periods, but is based on a stock award equal to $1.0 million per year through July 1, 2001. Management currently estimates that 474,256 shares (including 141,442 shares issued in 1999 and 144,488

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

shares issued in 2000) will be issued pursuant to the employment contract, based upon the fair value of the Company's shares at December 31, 2000.

     In 1983, the Company adopted an Incentive Stock Option Plan, or the 1983 Plan. The 1983 Plan, which expired in May 1993, provided that key full-time employees of the Company and its subsidiaries were eligible for participation. The 65,845 options outstanding at December 31, 1997 expired in 1998 and no options are outstanding under the plan.

     A summary of the Company's stock option activity is presented below:

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                               2000                           1999
                                    ---------------------------    ---------------------------
                                                    WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE
                                     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                    ---------    --------------    ---------    --------------
Outstanding at beginning of
  year............................  1,606,000         7.81         1,065,000         7.70
Options granted, with exercise
  prices:
  Equal to fair value at grant
     date.........................    644,977         6.68           648,000         8.11
  Less than fair value at grant
     date.........................         --           --                --           --
Forfeited.........................   (198,793)        7.22          (107,000)        8.60
                                    ---------                      ---------
Outstanding at end of year........  2,052,184         7.51         1,606,000         7.81
                                    =========                      =========
Exercisable at end of year........    470,000         7.88           340,000         7.82
                                    =========                      =========

     Exercise prices for options outstanding at December 31, 2000 ranged from $5.50 to $10.50, of which 40% were between $5.50 and $6.99, 20% between $7.00 and $7.99, 29% between $8.00 and $8.99, and 11% between $9.00 and $10.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years.

     At December 31, 2000, there were 470,000 options exercisable ranging from $5.50 to $10.50. Approximately 10% were at $5.50, 30% were at $6.50, and 15%
were at each of the following: $7.50, $8.50, $9.50 and $10.50.

     The Company also had outstanding at December 31, 2000 3,657,743 warrants at $5.41, expiring in 2005 and 900,000 warrants at $6.00, expiring in 2002.

     Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other than for death, disability or retirement. We make six-month offerings beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of the stock's fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. As of December 31, 2000, 18,807 shares had been issued under the employee plan.

     We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2000, 10,603 shares had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Company recognized stock compensation expense of $1.1 million, $0.8 million and $0.6 million in 2000, 1999 and 1998, respectively. As required by FASB Statement 123, Accounting for Stock-Based Compensation, the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

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

     Significant underlying assumptions made are summarized as follows:

                                                               2000      1999      1998
                                                              -------   -------   -------
Risk-free rate of return....................................     4.98%     6.34%     4.54%
Dividend yield..............................................        0%        0%        0%
Volatility factor...........................................    0.226     0.287     0.592
Expected life of award......................................  5 years   5 years   5 years

     Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.26, $2.10 and $3.23 per share for 2000, 1999 and 1998, respectively. The pro forma impact would be to decrease net income by $0.6 million, $0.9 million and $0.8 million and decrease net income per share by $0.04, $0.07 and $0.10 for basic and $0.04, $0.06 and $0.10 for fully diluted for the years ended December 31, 2000, 1999 and 1998, respectively.

O. PREFERRED SHARES

     The Company has authorized 1,900,000 Non-Voting Preferred Shares, $.001 par value. The Company has never issued any Non-Voting Preferred Shares; however, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. Holders of Non-Voting Preferred Shares shall have no voting rights except as required by law.

     The Company has authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which 75,000 are outstanding. For more information regarding our Convertible Voting Preferred Stock, see Note C, Business Combination, The Pyramid Life Insurance Company acquisition.

P. STATUTORY FINANCIAL INFORMATION

     State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The use of such permitted practices by Ceres and its insurance subsidiaries did not have a material effect on their statutory equity at December 31, 2000.

     Statutory accounting practices prescribed or permitted by regulatory authorities for Ceres' insurance subsidiaries differ from generally accepted accounting principles. Shareholders' equity and net income, as

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

determined in accordance with statutory accounting practices, for Ceres and its subsidiaries are summarized as follows:

                                                                       STATUTORY CAPITAL AND
                                     STATUTORY NET GAIN (LOSS)                SURPLUS
                                      YEAR ENDED DECEMBER 31,              DECEMBER 31,
                                -----------------------------------    ---------------------
                                   2000         1999         1998        2000        1999
                                ----------    ---------    --------    --------    ---------
                                (DOLLARS IN THOUSANDS)
Central Reserve(a)............   $ (1,046)     $(1,994)    $(21,163)   $26,164     $ 23,109
Provident American Life(a)....       (419)        (983)          --      6,551        3,356
Continental General(b)........     (2,831)      13,591           --     42,478       33,535
United Benefit Life(a)........     (1,564)         421           --      4,182        3,854
Pyramid Life(b)...............      2,874           --           --     20,814           --
                                 --------      -------     --------
          Total...............   $ (2,986)     $11,035     $(21,163)
                                 ========      =======     ========

- ---------------

(a) Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life.

(b) Statutory capital and surplus for Continental General includes Pyramid Life.

     Generally, the capital and surplus of Ceres' insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficits at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.

     The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual is effective January 1, 2001. The domiciliary states of Ceres and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Ceres and its subsidiaries use to prepare their statutory-basis financial statements. Management believes the impact of these changes to Ceres and its insurance subsidiaries statutory-basis capital and surplus as of January 1, 2001 will not be significant.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Q. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Net income (loss).....................................  $16,450    $11,704    $(3,836)
Other comprehensive loss, net
  Unrealized gain (loss) on securities, net of tax of
     $0, $0, and $565, respectively...................   11,806    (19,650)       485
  Other...............................................      210        362         --
                                                        -------    -------    -------
     Comprehensive income (loss)......................  $28,466    $(7,584)   $(3,351)
                                                        =======    =======    =======

R. COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computations of basic and diluted net income (loss) per common share:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2000           1999           1998
                                               -----------    -----------    ----------
                                                        (DOLLARS IN THOUSANDS)
BASIC
  Average common stock outstanding...........   15,260,160     13,328,339     7,845,172
                                               ===========    ===========    ==========
  Net income (loss) attributable to common
     stockholders............................  $    16,123    $    11,704    $   (3,836)
                                               ===========    ===========    ==========
  Net income (loss) per share attributable to
     common stockholders.....................  $      1.06    $      0.88    $    (0.49)
                                               ===========    ===========    ==========
DILUTED
  Average common stock outstanding...........   15,260,160     13,328,339     7,845,172
  Convertible voting preferred stock.........      535,851             --            --
  Warrants/stock options -- treasury stock
     method..................................      629,344      1,905,560            --
                                               -----------    -----------    ----------
  Weighted average shares of common stock....   16,425,355     15,233,899     7,845,172
                                               ===========    ===========    ==========
  Net income (loss)..........................  $    16,450    $    11,704    $   (3,836)
                                               ===========    ===========    ==========
  Net income (loss) per share................  $      1.00    $      0.77    $    (0.49)
                                               ===========    ===========    ==========

     Net income (loss) per common share has been computed in accordance with FASB Statement No. 128, Earnings Per Share. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants is not assumed if the result would be antidilutive, such as when a loss from operations is reported.

S. EMPLOYEE BENEFIT PLAN

     Effective January 1, 1998, the Company's noncontributory pension plan was converted into a defined contribution 401(k) savings plan, or the Plan. Employees become eligible to participate in the Plan after six months of service. Based on the provisions of the Plan, participants may contribute up to 15% of their pre-tax annual compensation. The Plan provides for a 100% employer matching contribution only for that portion of

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

participant contributions made to a fund, which holds principally the Company's common shares, up to $1,000 annually.

     In 1999, Continental General employees were eligible to participate in the Continental Retirement Savings Plan, or Continental Plan. Effective January 1, 2000, the Continental Plan was merged into the Plan. Following the acquisition of Pyramid Life on July 26, 2000, employees of Pyramid Life also became eligible to participate in the Plan.

     Total matching contributions by the Company were approximately $376,000 for 2000, $133,000 for 1999 and $52,000 for 1998. The employer matching contributions vest over a five-year graded vesting schedule with 100% vesting after five years. Effective January 1, 2001, the employer match for the Plan was increased to 50% of the first 6% of salary deferrals.

T. OPERATING SEGMENTS

     In conjunction with the Company's continued growth and refinement of its organization structure, the Company expanded its operating segments to the following three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products included in the medical segment include comprehensive major medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities.

     The corporate and other segment encompasses all other activities of the Company, including interest income, interest expense, and corporate expenses of the parent company. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments and are summarized in the following tables:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums..................................  $375,804    $251,876    $143,064
     Investment income, realized gains (losses)....     9,101       6,985       5,682
     Other income..................................    34,925      21,307       8,294
                                                     --------    --------    --------
                                                      419,830     280,168     157,040
                                                     --------    --------    --------
  Expenses
     Benefits and claims...........................   288,260     176,531     108,439
     Other operating expenses......................   121,345      96,357      49,143
                                                     --------    --------    --------
                                                      409,605     272,888     157,582
                                                     --------    --------    --------
  Segment profit (loss) before federal income
     taxes, minority interest and preferred stock
     dividends.....................................  $ 10,225    $  7,280    $   (542)
                                                     ========    ========    ========
SENIOR AND OTHER
  Revenues
     Net premiums..................................  $135,738    $ 75,870    $ 11,124
     Investment income, realized gains (losses)....    16,615      14,233       1,498
     Other income..................................     2,686       1,364          --
                                                     --------    --------    --------
                                                      155,039      91,467      12,622
                                                     --------    --------    --------

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
  Expenses
     Benefits and claims...........................   101,551      56,572       7,620
     Other operating expenses......................    32,225      18,510       3,986
                                                     --------    --------    --------
                                                      133,776      75,082      11,606
                                                     --------    --------    --------
  Segment profit before federal income taxes,
     minority interest and preferred stock
     dividends.....................................  $ 21,263    $ 16,385    $  1,016
                                                     ========    ========    ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains (losses)....  $  1,057    $    251    $    485
     Other income..................................        22         207          --
                                                     --------    --------    --------
                                                        1,079         458         485
                                                     --------    --------    --------
  Expenses
     Interest and financing expenses...............     5,566       4,090       1,842
     Other operating expenses......................     2,197       2,027       1,886
                                                     --------    --------    --------
                                                        7,763       6,117       3,728
                                                     --------    --------    --------
  Segment loss before federal income taxes,
     minority interest and preferred stock
     dividends.....................................  $ (6,684)   $ (5,659)   $ (3,243)
                                                     ========    ========    ========
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY
  INTEREST AND PREFERRED STOCK DIVIDENDS...........  $ 24,804    $ 18,006    $ (2,769)
                                                     ========    ========    ========

     The Company does not separately allocate investments or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 2000, 1999, and 1998, which included certain reclassifications.

U. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     CASH, CASH EQUIVALENTS, PREMIUMS RECEIVABLE, REINSURANCE RECEIVABLE, SURPLUS NOTES, MORTGAGE LOANS AND POLICY LOANS -- The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

     ANNUITY CONTRACTS -- The fair value for the annuity reserves included in the liability for future policy benefit, losses, and claims is the amount payable on demand.

     OTHER POLICYHOLDERS' FUNDS -- The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     MORTGAGE NOTE PAYABLE, DEBT AND REINSURANCE PAYABLE -- The carrying amounts reported in the consolidated balance sheets for the mortgage note payable and long-term debt approximates their fair value.

     Carrying amounts and estimated fair values of financial instruments at December 31, 2000 and 1999, are summarized as follows:

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                           2000                      1999
                                                  ----------------------    ----------------------
                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  --------    ----------    --------    ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Investments
  Fixed maturities available for sale...........  $415,287     $415,287     $300,986     $300,986
  Surplus notes.................................     4,995        4,995        5,043        5,043
  Policy loans..................................     5,740        5,740        3,828        3,828
  Mortgage loans................................        89           89           95           95
Cash and cash equivalents.......................    59,512       59,512       42,921       42,921
Premiums receivable.............................     5,852        5,852        4,905        4,905
Reinsurance receivable..........................   238,185      238,185      263,289      263,289
LIABILITIES
Annuity reserves................................   194,369      186,786      218,074      209,586
Other policyholders' funds......................    24,246       24,246       22,365       22,365
Mortgage note payable...........................     8,018        8,018        8,157        8,157
Debt............................................    49,000       49,000       40,000       40,000

V. CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of fixed maturity investments, cash, cash equivalents, and reinsurance receivable.

     The Company maintains cash and short-term investments with various financial institutions, and performs periodic evaluations of the relative credit standings of those financial institutions.

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2000, Hannover maintained an "A" rating from the A.M. Best Company. The Company performs periodic evaluations of this reinsurer's credit standing.

                        DECEMBER 31, 2000, 1999 AND 1998

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

W. QUARTERLY RESULTS OF OPERATIONS -- (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                    FIRST       SECOND        THIRD       FOURTH
                                                  ---------    ---------    ---------    ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Revenues......................................  $118,490     $134,789     $157,557     $165,112
  Benefits and claims...........................    81,558       90,023      104,018      114,212
  Selling, general and administrative and other
     expenses...................................    31,131       37,711       47,429       45,062
  Net income....................................     3,771        4,585        3,972        4,122
  Net income attributable to common
     stockholders...............................     3,771        4,585        3,834        3,933
  Net income per share attributable to common
     stockholders...............................
     Basic......................................      0.28         0.33         0.23         0.23
     Diluted....................................      0.26         0.32         0.21         0.22
1999
  Revenues......................................  $ 78,434     $ 93,555     $ 97,424     $102,680
  Benefits and claims...........................    50,210       60,387       60,108       62,398
  Selling, general and administrative and other
     expenses...................................    24,803       28,530       33,193       34,458
  Net income....................................     2,224        3,014        2,680        3,786(a)
  Net income per share..........................
     Basic......................................      0.17         0.23         0.20         0.28
     Diluted....................................      0.15         0.19         0.17         0.26

- ---------------
(a) The increase in the fourth quarter net income is primarily a result of a decrease in claim reserves held for the health business of Continental General and a leveling of the increased reserves held for adverse deviations in the long-term care business of Continental General.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                    FOR THE YEARS DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                2000        1999
                                                              --------    --------
ASSETS
Investment in subsidiaries*.................................  $157,088    $ 87,187
Cash and cash equivalents...................................     4,832       1,674
Property and equipment, net.................................     9,035       8,887
Other assets................................................     3,113       4,416
                                                              --------    --------
          Total assets......................................  $174,068    $102,164
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt......................................................  $ 57,018    $ 48,157
  Other liabilities.........................................    13,767       9,346
                                                              --------    --------
          Total liabilities.................................    70,785      57,503
                                                              --------    --------
Stockholders' equity
  Non-voting preferred stock................................        --          --
  Convertible voting preferred stock........................     7,500          --
  Common stock..............................................        17          14
  Additional paid-in capital................................    82,943      60,290
  Dividends distributable, convertible voting preferred
     stock..................................................       327          --
  Retained earnings.........................................    18,672       2,549
  Accumulated other comprehensive loss......................    (6,176)    (18,192)
                                                              --------    --------
          Total stockholders' equity........................   103,283      44,661
                                                              --------    --------
          Total liabilities and stockholders' equity........  $174,068    $102,164
                                                              ========    ========

- ---------------
* Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               2000        1999       1998
                                                              -------    --------    -------
REVENUES
Rental income*..............................................  $ 1,170    $  1,410    $   930
Net investment income.......................................       97          72        293
                                                              -------    --------    -------
                                                                1,267       1,482      1,223
EXPENSES
Selling, general and administrative expenses................    4,015      10,103      3,712
                                                              -------    --------    -------
Loss before income tax benefit and equity in undistributed
  income (loss) of subsidiaries.............................   (2,748)     (8,621)    (2,489)
Income tax benefit..........................................     (962)     (3,017)      (871)
                                                              -------    --------    -------
Loss before equity in undistributed loss of subsidiaries....   (1,786)     (5,604)    (1,618)
Equity in undistributed income (loss) of subsidiaries.......   18,236      17,308     (2,218)
                                                              -------    --------    -------
Net income (loss)...........................................   16,450      11,704     (3,836)
Convertible voting preferred stock dividends................      327          --         --
                                                              -------    --------    -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $16,123    $ 11,704    $(3,836)
                                                              =======    ========    =======

- ---------------
* Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               2000        1999        1998
                                                             --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)..........................................  $ 16,450    $ 11,704    $ (3,836)
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
  Depreciation.............................................       470         380         449
  Decrease (increase) in other assets......................     1,303      (3,682)       (107)
  Increase in other liabilities............................     4,421       7,137       3,208
  Dividend income received from subsidiaries*..............       220         450          --
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........    22,864      15,989        (286)
                                                             --------    --------    --------
INVESTING ACTIVITIES
  Surplus note receivable*.................................        --          --      14,000
  Contribution to subsidiary surplus*......................    (3,500)         --     (21,200)
  Contribution to Continental General for the acquisition
     of Pyramid Life Insurance Company*....................   (33,272)         --          --
  Equity in undistributed (income) loss of subsidiaries*...   (18,236)    (17,308)      2,218
  Increase in investment in subsidiaries*..................    (3,097)     (4,485)     (1,938)
  Acquisition of Continental General Corporation, net of
     $2,212 cash acquired..................................        --     (59,788)         --
  Purchase of property and equipment.......................      (618)       (191)         --
                                                             --------    --------    --------
Net cash used in investing activities......................   (58,723)    (81,772)     (6,920)
                                                             --------    --------    --------
FINANCING ACTIVITIES
  Repayment of notes payable...............................        --          --     (20,000)
  Increase in debt borrowings..............................    15,000      40,000          --
  Principal payments on debt...............................    (6,000)         --          --
  Principal payments on mortgage note payable..............      (139)       (127)       (115)
  Proceeds from private placement of common stock, net of
     acquisition costs.....................................    21,096      15,000      37,675
  Proceeds from issuance of common stock related to
     employee benefit plans................................     1,560       1,409          --
  Proceeds from private placement of preferred stock.......     7,500          --          --
                                                             --------    --------    --------
Net cash provided by financing activities..................    39,017      56,282      17,560
                                                             --------    --------    --------
Net increase (decrease) in cash............................     3,158      (9,501)     10,354
Cash and cash equivalents at beginning of year.............     1,674      11,175         821
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  4,832    $  1,674    $ 11,175
                                                             ========    ========    ========

- ---------------

* Eliminated in consolidation.
                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL INSURANCE INFORMATION

                             (DOLLARS IN THOUSANDS)

                                                                                                                      BENEFITS,
                                                    FUTURE POLICY              OTHER POLICY                           CLAIMS,
                                      DEFERRED      BENEFITS,                  CLAIMS AND                NET          LOSSES AND
                                      ACQUISITION   LOSSES AND      UNEARNED   BENEFITS       PREMIUM    INVESTMENT   SETTLEMENT
                                      COSTS         CLAIMS          PREMIUMS   PAYABLE        REVENUE    INCOME       EXPENSES
- ---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Medical...........................    $33,187       $ 10,113      $ 9,493      $132,453     $375,804    $ 9,250      $288,260
  Senior and other..................     22,802        398,056       33,258        43,783      135,738     16,570       101,551
  Corporate and other...............         --             --           --            --           --      1,051            --
                                        -------       --------      -------      --------     --------    -------      --------
         Total......................    $55,989       $408,169      $42,751      $176,236     $511,542    $26,871      $389,811
                                        =======       ========      =======      ========     ========    =======      ========
Year ended December 31, 1999
  Medical...........................    $18,758       $  6,839      $ 8,613      $120,081     $251,876    $ 7,027      $176,531
  Senior and other..................      7,892        350,310       23,432        29,457       75,870     14,084        56,572
  Corporate and other...............         --             --           --            --           --        251            --
                                        -------       --------      -------      --------     --------    -------      --------
         Total......................    $26,650       $357,149      $32,045      $149,538     $327,746    $21,362      $233,103
                                        =======       ========      =======      ========     ========    =======      ========
Year ended December 31, 1998
  Medical...........................    $ 3,400       $    395      $ 2,024      $ 73,872     $143,064    $ 5,647      $108,439
  Senior and other..................        278         20,299           --           523       11,124      1,322         7,620
  Corporate and other...............        132             --           --            --           --        485            --
                                        -------       --------      -------      --------     --------    -------      --------
         Total......................    $ 3,810       $ 20,694      $ 2,024      $ 74,395     $154,188    $ 7,454      $116,059
                                        =======       ========      =======      ========     ========    =======      ========

                                      NET (DEFERRAL)
                                      AMORTIZATION
                                      AND CHANGE
                                      IN ACQUISITION
                                      COSTS AND
                                      VALUE OF         OTHER
                                      BUSINESS         OPERATING
                                      ACQUIRED         EXPENSES
- --------------------------------------------------------------------------
Year ended December 31, 2000
  Medical...........................     $(14,295)     $135,640
  Senior and other..................      (16,218)       48,443
  Corporate and other...............           --         7,763
                                         --------      --------
         Total......................     $(30,513)     $191,846
                                         ========      ========
Year ended December 31, 1999
  Medical...........................     $(13,210)     $109,567
  Senior and other..................       (8,682)       27,192
  Corporate and other...............           --         6,117
                                         --------      --------
         Total......................     $(21,892)     $142,876
                                         ========      ========
Year ended December 31, 1998
  Medical...........................     $    600      $ 48,543
  Senior and other..................           47         3,939
  Corporate and other...............           --         3,728
                                         --------      --------
         Total......................     $    647      $ 56,210
                                         ========      ========

                 See accompanying independent auditor's report.

                                                                     SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                               ASSUMED                  PERCENTAGE OF
                                                 CEDED TO       FROM                       AMOUNT
                                    GROSS         OTHER         OTHER         NET        ASSUMED TO
                                    AMOUNT      COMPANIES     COMPANIES      AMOUNT          NET
- -----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.........  $4,566,816    $2,247,235    $ 80,178     $2,399,759        3.3%
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $   25,765    $    6,207    $  1,671     $   21,229        7.9%
  Accident and health
     insurance..................     726,516       251,349      15,146        490,313        3.1%
                                  ----------    ----------    --------     ----------
                                  $  752,281    $  257,556    $ 16,817     $  511,542        3.3%
                                  ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.........  $3,863,690    $1,165,579    $129,428     $2,827,539        4.6%
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $   17,735    $    5,757    $  1,958     $   13,936       14.1%
  Accident and health
     insurance..................     533,818       299,543      79,535        313,810       25.3%
                                  ----------    ----------    --------     ----------
                                  $  551,553    $  305,300    $ 81,493     $  327,746       24.9%
                                  ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.........  $1,239,853    $   88,477    $     --     $1,151,376
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $    6,817    $      201    $     --     $    6,616
  Accident and health
     insurance..................     251,454       149,805      45,923        147,572       31.1%
                                  ----------    ----------    --------     ----------
                                  $  258,271    $  150,006    $ 45,923     $  154,188       29.8%
                                  ==========    ==========    ========     ==========

                 See accompanying independent auditor's report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 12, 2001. We expect to file the Proxy Statement by April 30, 2001.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 12, 2001.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 12, 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on June 12, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Ceres Group, Inc. and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 2000 and 1999.

        Consolidated Statements of Operations -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Stockholders' Equity  -- Years ended December
           31, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules

        Ceres Group, Inc.:

        II. Condensed Financial Information of Registrant -- Ceres Group, Inc. (parent only).

        III. Supplemental Insurance Information.

        IV. Reinsurance.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

     (b) Reports on Form 8-K: None.

     (c) Exhibits.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession.
      (1) Amended and Restated Stock Purchase                 0-8483           10-K     Mar. 1998        2.2
          Agreement, dated March 30, 1998, by and
          among Strategic Partners, Insurance
          Partners, L.P., Insurance Partners Offshore
          (Bermuda), L.P., and Central Reserve.
      (2) Merger Agreement and Plan of Reorganization         0-8483            8-K     Dec. 1998        2.1
          dated December 8, 1998 between Central
          Reserve Life Corporation and Ceres Group,
          Inc.
      (3) Stock Purchase Agreement dated as of                0-8483            8-K     Feb. 1999        2.2
          November 4, 1998 between The Western and
          Southern Life Insurance Company and Ceres
          Group, Inc.
      (4) Purchase Agreement dated October 7, 1999, by        0-8483            8-K     Aug. 2000        2.1
          and between United Insurance Company of
          America and Ceres Group, Inc.
      (5) Amendment of Purchase Agreement by and              0-8483            8-K     Aug. 2000        2.2
          between United Insurance Company of America
          and Ceres Group, Inc. dated as of April 17,
          2000.
      (6) Amendment No. 2 to Purchase Agreement by and        0-8483            8-K     Aug. 2000        2.3
          between United Insurance Company of America
          and Ceres Group, Inc. dated as of July 5,
          2000.
 (3)  Articles of Incorporation and By-laws.
      (1) Certificate of Incorporation of Ceres Group,        0-8483            8-K     Dec. 1998        3.1
          Inc. as filed with Secretary of Delaware on
          October 22, 1998.
      (2) Certificate of Amendment of the Certificate         0-8483            8-K     Aug. 2000        3.1
          of Incorporation of Ceres Group, Inc. dated
          July 25, 2000.
      (3) Bylaws of Ceres Group, Inc.                         0-8483            8-K     Dec. 1998        3.2

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (4)  Instruments defining the rights of security
      holders, including indentures.
      (1) Amended and Restated Voting Agreement dated         0-8483            8-K     Aug. 2000        4.2
          as of July 25, 2000 by and among Ceres
          Group, Inc. (as successor-in-interest to
          Central Reserve Life Corporation) and the
          security holders listed on the signature
          pages thereof.
      (2) Stockholders Agreement, dated as of July 1,         0-8483            8-K     Feb. 1999        4.2
          1998 by and among Ceres Group, Inc. (as
          successor-in-interest to Central Reserve
          Life Corporation) and the security holders
          listed on the signature pages thereof.
      (3) Amended and Restated Registration Rights            0-8483            8-K     Aug. 2000        4.1
          Agreement dated as of July 25, 2000 between
          Ceres Group, Inc. (as successor-in-interest
          to Central Reserve Life Corporation) and the
          persons and entities set forth on the
          signature pages attached thereto.
      (4) United Registration Rights Agreement dated          0-8483            8-K     Aug. 2000        4.4
          as of July 26, 2000 between Ceres Group,
          Inc. and United Insurance Company of
          America.
(10)  Material Contracts
      (1) Agreement of Lease.                                 0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note.                                      0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage.                                           0-8483           10-K     Mar. 1992       10(e)
      (4) Lease Extension Agreement.                          0-8483              *                     10.1
      (5) First Loan Modification Agreement.                  0-8483              *                     10.2
      (6) Warrant to purchase Common Shares, dated            0-8483            8-K     Dec. 1997       10.4
          December 16, 1997 by Central Reserve Life
          Corporation in favor of Peter W. Nauert.
      (7) Warrant to purchase Common Shares, dated            0-8483            8-K     Dec. 1997       10.5
          December 16, 1997, by Central Reserve Life
          Corporation in favor of the Turkey Vulture
          Fund XIII, Ltd.
      (8) Reinsurance Agreement between Central               0-8483           10-K     Mar. 1998      10.10
          Reserve Life Insurance Company and
          Reassurance Company of Hannover.
      (9) Administrative Services Agreement, dated            0-8483         10-K/A     Mar. 1998      10.12
          March 25, 1998 by and between Mutual
          Management Company, Inc. and Central Reserve
          Life Insurance Company.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (10) Amendment No. 1 to Warrant to purchase             0-8483           10-K     Mar. 1998      10.13
           Common Shares, dated March 30, 1998 by
           Central Reserve Life Corporation in favor
           of Peter Nauert.
      (11) Amendment No. 1 to Warrant to purchase             0-8483           10-K     Mar. 1998      10.14
           Common Shares, dated March 30, 1998 by
           Central Reserve in favor of the Turkey
           Vulture Fund XIII, Ltd.
      (12) Employment Agreement dated June 30, 1998,          0-8483           10-Q     Sept. 1998     10.17
           by and between Peter Nauert and Central
           Reserve Life Corporation.
      (13) Employment Agreement dated October 1, 1998,        0-8483           10-K     Mar. 1999      10.20
           by and between Charles Miller and Central
           Reserve Life Corporation.
      (14) Reinsurance Agreement dated February 1,            0-8483           10-K     Mar. 1999      10.21
           1999, between Continental General Life
           Insurance Company and Reassurance Company
           of Hannover.
      (15) Credit Agreement dated February 17, 1999,          0-8483            8-K     Feb. 1999      10.22
           among Ceres Group, Inc., the lending
           institutions and The Chase Manhattan Bank,
           as Administrative Agent.
      (16) First Amendment to the Credit Agreement,           0-8483            8-K     Aug. 2000       10.2
           dated as of May 3, 1999, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (17) Second Amendment to Credit Agreement, dated        0-8483            8-K     Aug. 2000       10.3
           as of July 25, 2000, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (18) First Amendment to Employment Agreement            0-8483           10-K     Mar. 2000      10.23
           between Peter W. Nauert and Ceres Group,
           Inc. dated March 18, 1999.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (19) Second Amendment to Employment Agreement           0-8483           10-K     Mar. 2000      10.24
           between Peter W. Nauert and Ceres Group,
           Inc. dated June 15, 1999.
      (20) Third Amendment to Employment Agreement            0-8483           10-K     Mar. 2000      10.25
           between Peter W. Nauert and Ceres Group,
           Inc. dated December 19, 1999.
      (21) Third Amendment to Credit Agreement, dated         0-8483           10-Q     Nov. 2000       10.1
           as of September 22, 2000, among Ceres
           Group, Inc., the lending institutions party
           to the Credit Agreement and The Chase
           Manhattan Bank, as Administrative Agent.
      (22) Employment Agreement, dated October 1,             0-8483              *                     10.3
           1999, by and between Anthony J. Pino and
           Ceres Group, Inc.
      (23) Fourth Amendment to Credit Agreement, dated        0-8483              *                     10.4
           as of December 13, 2000, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (24) Fifth Amendment to Credit Agreement, dated         0-8483              *                     10.5
           as of February 16, 2001, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
(21)  Subsidiaries of the registrant.
      (1) Subsidiaries.                                       0-8483           10-K     Mar. 2000         21
(23)  Consents of expert and counsel.
      (1) Consent of Ernst & Young LLP.                            *                                    23.1

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CERES GROUP, INC.

Date: March 29, 2001                                         By:   /s/ PETER W. NAUERT
                                               -----------------------------------------------------
                                                             Peter W. Nauert, Chairman

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

March 29, 2001                                                By: /s/ PETER W. NAUERT
                                              -------------------------------------------------------
                                                       Peter W. Nauert, Chairman, President
                                                            and Chief Executive Officer
                                                           (principal executive officer)

March 29, 2001                                            By: /s/ CHARLES E. MILLER, JR.
                                              -------------------------------------------------------
                                                 Charles E. Miller, Jr., Executive Vice President,
                                                              Chief Financial Officer
                                                   (principal financial and accounting officer)

March 29, 2001                                                By: /s/ ANDREW A. BOEMI
                                              -------------------------------------------------------
                                                             Andrew A. Boemi, Director

March 29, 2001                                              By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

March 29, 2001                                               By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 29, 2001                                               By: /s/ SUSAN S. FLEMING
                                              -------------------------------------------------------
                                                            Susan S. Fleming, Director

March 29, 2001                                                By: /s/ RODNEY L. HALE
                                              -------------------------------------------------------
                                                             Rodney L. Hale, Director

March 29, 2001                                                By: /s/ ROBERT J. LUNN
                                              -------------------------------------------------------
                                                             Robert J. Lunn, Director

March 29, 2001                                                By: /s/ WILLIAM J. RUH
                                              -------------------------------------------------------
                                                             William J. Ruh, Director

March 29, 2001                                                By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director

                               INDEX TO EXHIBITS

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or
      succession.
      (1) Amended and Restated Stock                0-8483           10-K     Mar. 1998        2.2
          Purchase Agreement, dated March
          30, 1998, by and among Strategic
          Partners, Insurance Partners,
          L.P., Insurance Partners Offshore
          (Bermuda), L.P., and Central
          Reserve.
      (2) Merger Agreement and Plan of              0-8483            8-K     Dec. 1998        2.1
          Reorganization dated December 8,
          1998 between Central Reserve Life
          Corporation and Ceres Group, Inc.
      (3) Stock Purchase Agreement dated as         0-8483            8-K     Feb. 1999        2.2
          of November 4, 1998 between The
          Western and Southern Life
          Insurance Company and Ceres Group,
          Inc.
      (4) Purchase Agreement dated October          0-8483            8-K     Aug. 2000        2.1
          7, 1999, by and between United
          Insurance Company of America and
          Ceres Group, Inc.
      (5) Amendment of Purchase Agreement by        0-8483            8-K     Aug. 2000        2.2
          and between United Insurance
          Company of America and Ceres
          Group, Inc. dated as of April 17,
          2000.
      (6) Amendment No. 2 to Purchase               0-8483            8-K     Aug. 2000        2.3
          Agreement by and between United
          Insurance Company of America and
          Ceres Group, Inc. dated as of July
          5, 2000.
 (3)  Articles of Incorporation and By-laws.
      (1) Certificate of Incorporation of           0-8483            8-K     Dec. 1998        3.1
      Ceres Group, Inc. as filed with
          Secretary of Delaware on October
          22, 1998.
      (2) Certificate of Amendment of the           0-8483            8-K     Aug. 2000        3.1
          Certificate of Incorporation of
          Ceres Group, Inc. dated July 25,
          2000.
      (3) Bylaws of Ceres Group, Inc.               0-8483            8-K     Dec. 1998        3.2
 (4)  Instruments defining the rights of
      security holders, including
      indentures.
      (1) Amended and Restated Voting               0-8483            8-K     Aug. 2000        4.2
          Agreement dated as of July 25,
          2000 by and among Ceres Group,
          Inc. (as successor-in-interest to
          Central Reserve Life Corporation)
          and the security holders listed on
          the signature pages thereof.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (2) Stockholders Agreement, dated as          0-8483            8-K     Feb. 1999        4.2
      of July 1, 1998 by and among Ceres
          Group, Inc. (as
          successor-in-interest to Central
          Reserve Life Corporation) and the
          security holders listed on the
          signature pages thereof.
      (3) Amended and Restated Registration         0-8483            8-K     Aug. 2000        4.1
          Rights Agreement dated as of July
          25, 2000 between Ceres Group, Inc.
          (as successor-in-interest to
          Central Reserve Life Corporation)
          and the persons and entities set
          forth on the signature pages
          attached thereto.
      (4) United Registration Rights                0-8483            8-K     Aug. 2000        4.4
          Agreement dated as of July 26,
          2000 between Ceres Group, Inc. and
          United Insurance Company of
          America.
(10)  Material Contracts
      (1) Agreement of Lease.                       0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note.                            0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage.                                 0-8483           10-K     Mar. 1992       10(e)
      (4) Lease Extension Agreement.                0-8483              *                     10.1
      (5) First Loan Modification Agreement.        0-8483              *                     10.2
      (6) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.4
          dated December 16, 1997 by Central
          Reserve Life Corporation in favor
          of Peter W. Nauert.
      (7) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.5
          dated December 16, 1997, by
          Central Reserve Life Corporation
          in favor of the Turkey Vulture
          Fund XIII, Ltd.
      (8) Reinsurance Agreement between             0-8483           10-K     Mar. 1998      10.10
          Central Reserve Life Insurance
          Company and Reassurance Company of
          Hannover.
      (9) Administrative Services Agreement,        0-8483         10-K/A     Mar. 1998      10.12
          dated March 25, 1998 by and
          between Mutual Management Company,
          Inc. and Central Reserve Life
          Insurance Company.
      (10) Amendment No. 1 to Warrant to            0-8483           10-K     Mar. 1998      10.13
           purchase Common Shares, dated
           March 30, 1998 by Central Reserve
           Life Corporation in favor of
           Peter Nauert.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (11) Amendment No. 1 to Warrant to            0-8483           10-K     Mar. 1998      10.14
           purchase Common Shares, dated
           March 30, 1998 by Central Reserve
           in favor of the Turkey Vulture
           Fund XIII, Ltd.
      (12) Employment Agreement dated June          0-8483           10-Q     Sept. 1998     10.17
           30, 1998, by and between Peter
           Nauert and Central Reserve Life
           Corporation.
      (13) Employment Agreement dated               0-8483           10-K     Mar. 1999      10.20
           October 1, 1998, by and between
           Charles Miller and Central
           Reserve Life Corporation.
      (14) Reinsurance Agreement dated              0-8483           10-K     Mar. 1999      10.21
           February 1, 1999, between
           Continental General Life
           Insurance Company and Reassurance
           Company of Hannover.
      (15) Credit Agreement dated February          0-8483            8-K     Feb. 1999      10.22
      17, 1999, among Ceres Group, Inc., the
           lending institutions and The
           Chase Manhattan Bank, as
           Administrative Agent.
      (16) First Amendment to the Credit            0-8483            8-K     Aug. 2000       10.2
           Agreement, dated as of May 3,
           1999, among Ceres Group, Inc.,
           the lending institutions party to
           the Credit Agreement and The
           Chase Manhattan Bank, as
           Administrative Agent.
      (17) Second Amendment to Credit               0-8483            8-K     Aug. 2000       10.3
           Agreement, dated as of July 25,
           2000, among Ceres Group, Inc.,
           the lending institutions party to
           the Credit Agreement and The
           Chase Manhattan Bank, as
           Administrative Agent.
      (18) First Amendment to Employment            0-8483           10-K     Mar. 2000      10.23
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated March
           18, 1999.
      (19) Second Amendment to Employment           0-8483           10-K     Mar. 2000      10.24
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated June
           15, 1999.
      (20) Third Amendment to Employment            0-8483           10-K     Mar. 2000      10.25
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated
           December 19, 1999.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (21) Third Amendment to Credit                0-8483           10-Q     Nov. 2000       10.1
           Agreement, dated as of September
           22, 2000, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
      (22) Employment Agreement, dated              0-8483              *                     10.3
           October 1, 1999, by and between
           Anthony J. Pino and Ceres Group,
           Inc.
      (23) Fourth Amendment to Credit               0-8483              *                     10.4
           Agreement, dated as of December
           13, 2000, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
      (24) Fifth Amendment to Credit                0-8483              *                     10.5
           Agreement, dated as of February
           16, 2001, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
(21)  Subsidiaries of the registrant.
      (1) Subsidiaries.                             0-8483           10-K     Mar. 2000         21
(23)  Consents of expert and counsel.
      (1) Consent of Ernst & Young LLP.                                 *                     23.1

- ---------------
* Filed herewith.