Form 10-K405/A
period 2000-12-31
CERES GROUP INC
filed 2001-05-03
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ------------------


                                  FORM 10-K/A


                                  AMENDMENT #1


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

     The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2001 was 17,322,679.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting
                           of Stockholders to be held
  June 12, 2001 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

On April 27, 2001, Ceres Group, Inc., a Delaware corporation, filed with the Securities and Exchange Commission a Registration Statement on Form S-1 relating to an underwritten public offering of 5,000,000 shares of common stock. The purpose of this Form 10-K/A is to amend our Form 10-K for the fiscal year ended December 31, 2000 to conform to the information included in the following portions of the Form S-1: the "Business" section, including the "Properties" and "Legal Proceedings" subsections, "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Forward-Looking Statements," the description of dividend payments in "Price Range of Common Stock and Dividend Policy," the footnotes to "Selected Financial Data," the notes to our financial statements, and the exhibit index. The amended information does not effect our net income, total assets, total liabilities or total equity. No part of our Form 10-K for the fiscal year ended December 31, 2000 previously filed with the SEC other than Items 1, 2, 3, 5, 6, 7, 8 and 14 are effected by this amendment.

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                            PAGE
                                                                            ----
PART I
Item 1        Business....................................................    1
Item 2        Properties..................................................   19
Item 3        Legal Proceedings...........................................   19
Item 4        Submission of Matters to a Vote of Security Holders.........   20

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   21
Item 6        Selected Financial Data.....................................   22
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   24
Item 7A       Quantitative and Qualitative Disclosures about Market
              Risk........................................................   38
Item 8        Financial Statements and Supplemental Data..................   39
              Schedule II -- Condensed Financial Information of
              Registrant..................................................   74
              Schedule III -- Supplemental Insurance Information..........   77
              Schedule IV -- Reinsurance..................................   78
Item 9        Changes in and Disagreement with Accountants on Accounting
              and Financial Disclosure....................................   79

PART III
Item 10       Directors and Executive Officers of the Registrant..........   79
Item 11       Executive Compensation......................................   79
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................   79
Item 13       Certain Relationships and Related Transactions..............   79

PART IV
Item 14       Exhibits, Financial Statements, Financial Statement
              Schedules, and Reports on Form 8-K..........................   79
Signatures................................................................   85

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW


     Ceres provides a wide array of health and life insurance products to over 700,000 insureds. Our core businesses are major medical health insurance for individuals, associations and small businesses, and senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 48,000 independent and exclusive agents and QQLink.com, our new web-based service.


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


     We acquired Continental General Insurance Company, Provident American Life & Health Insurance Company and United Benefit Life Insurance Company to supplement our major medical platform at Central Reserve Life. In addition, we acquired selected major medical insureds of Central Benefits Mutual Insurance Company and a block of individual and small group health insurance written by American Chambers Life Insurance Company. We entered into the senior market by acquiring Continental General with its significant senior health insurance business and Pyramid Life Insurance Company, a company primarily in the senior market.



     We believe that our improved operating results and increased capabilities demonstrate the success of our restructuring and growth strategy. Since 1998, our distribution channels increased from one to ten, our agent force expanded from 16,000 agents to approximately 48,000 and our product offerings increased from five products in 1998 to over 40 products offered in our major medical and senior markets today. Our net income was $16.5 million and our net premiums were $511.5 million for the year ended December 31, 2000. Assets at December 31, 2000 were $880.5 million. Earnings per share on our common stock have increased from a net loss of $5.01 per diluted share for the year ended December 31, 1997 to net income of $1.00 per diluted share for the year ended December 31, 2000.


OUR CORE BUSINESSES


     MAJOR MEDICAL INSURANCE. Historically, major medical insurance has been our core business, including insurance for individuals under age 65, associations and small businesses. With increasingly stringent federal and state restrictions on small group insurance, we now emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater regulatory latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters.


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


     These products are designed specifically for Americans age 55 and over, one of the country's fastest growing age segments that is projected to increase to 103 million people by 2025. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Health Care Financing Administration (HCFA), the number of Medicare enrollees, age 65 and over, nearly doubled between 1967 and 1999, growing to 33.9 million from 19.5 million. By 2007, the Medicare population is expected to exceed 44 million. With the July 2000 acquisition of Pyramid Life, we significantly increased our senior business. We also intend to transition our major medical insureds into our senior products as they age.


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


     - limitation of medical fees to reasonable and customary standards;



     - per diem arrangements through some networks;



     - medical protocol use to avoid claims for unnecessary procedures;



     - claims cost negotiation for long-term care expenses;


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


     Because of HIPAA and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. In 2000, our total major medical segment premium revenues included 68.2% for individual and association products and 31.8% for small group products, compared to 61.5% and 38.5%, respectively, in 1999.


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


     REDUCING ADMINISTRATIVE COSTS. We are committed to reducing administrative costs through increases in efficiency, streamlined procedures and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses and consolidation of corporate services, such as accounting, marketing and distribution. Administrative changes in 2001 will involve the utilization of new electronic technology. We expect to improve our efficiency and service as we move closer to a paperless environment. Our COAST (Ceres Online Access SysTem) program was implemented in 2000 to provide direct online communication for our agents who are able to check the status of business they submit via their computers 24 hours a day. In 2001, we plan to allow our insureds to access policy, payment and claims information online at any time via COAST.



     We review expense variances to budgets and make needed adjustments. If cost-effective, we outsource certain functions to independent third parties. We outsource all information and telephone systems at our Cleveland headquarters, the claims processing for our Central Reserve Ohio insureds, and the claims processing and other administrative services for the Chambers business and for our insurance subsidiaries, Provident American Life and United Benefit Life. We believe this outsourcing offers us the following advantages:


     - predictable operational, administrative and systems costs;

     - variable expenses based upon volume of business;


     - the benefits of the vendors' expertise in specialized areas;


     - freeing our capital to be used for other aspects of our growth strategy;

     - efficiency and economies of scale; and

     - system consolidation and integration.

     In 2000, our selling, general and administrative expenses as a percentage of consolidated revenue decreased to 32.2%, compared to 37.1% in 1999.


     EXPANDING DISTRIBUTION CHANNELS. We have ten distribution channels with approximately 48,000 independent and exclusive agents. We believe that multiple distribution channels provide the greatest coverage for our products. We are continuing to expand our marketing reach by:


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


     Our ten distribution channels are categorized into four main groups: independent brokerage agents, exclusive agents, marketing alliances and affinity marketing partners, and e-commerce agents. Our distribution channels are discussed in greater detail in "Marketing and Sales."


     FEE REVENUE.  We enhance our revenue by charging fees for services such as:

     - medical care coordination programs;

     - claims processing on certain products;

     - administration for direct billing;

     - reinsurance management; and

     - management services for associations.


Our fee revenue generates higher margins because fees are not generally subject to premium tax or commission payments. In 2000, our fee and other income increased 81% to $31.5 million from $17.4 million in 1999. Fee and other income from our non-regulated subsidiaries accounted for $10.4 million in 2000. Fees from our non-regulated subsidiaries, such as medical care coordination and management services, are used by Ceres to meet our debt obligations.



     In addition, QQLink is expected to generate revenue from fees and sales commissions. Fee income for QQLink is expected to include:



     - monthly website hosting fees charged to participating agents for use of QQLink;


     - agent support service fees for training and certification programs; and

     - marketing fees from unaffiliated vendor companies.


     STRATEGIC ACQUISITIONS. Although our major focus is on managing and enhancing the profitability of our existing business and generating increased sales from our current distribution systems, we remain open to acquisition opportunities that fit into our core businesses and provide increased management, operations, marketing and administrative efficiencies. Besides acquiring companies, we also may from time to time pursue strategic purchases of blocks of business and administrative management contracts on a fee basis for blocks of health insurance business similar to our own. We implemented product changes, premium rate adjustments, claims management techniques, and administrative efficiency improvements with the five companies and several blocks of business we acquired in the past two years. By consolidating our acquisitions and administrative management into our existing operations, we believe we can enhance profits through improved efficiency and expense ratios.



     Acquisitions involve numerous challenges, some of which we have experienced with our prior acquisitions. The acquisitions of United Benefit Life and Provident American Life have not met our initial expectations due to higher than anticipated claims and losses from unanticipated litigation. However, we limited these losses by reinsuring portions of the acquired businesses to Hannover under various reinsurance agreements. In addition, in July 2000, we discontinued new sales activities for both United Benefit Life and Provident American Life, except for Internet sales of Provident American Life. We are reviewing a number of actions that could mitigate future losses.



     We believe we have refined our acquisition review process through the knowledge we have gained from our past acquisitions, including the difficulties we have encountered. We have formed an acquisition team whose members have expertise in specific disciplines, including actuarial, administration, legal, finance, medical cost management and operations. This team reviews each acquisition opportunity and focuses on product offerings, premium rate actions, claims management, underwriting standards, existing litigation, regulatory compliance, reserve adequacy and distribution systems. This process is intended to maximize the positive impact of future acquisitions and minimize our exposure to potential adverse consequences.


PRODUCTS AND SERVICES


     We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, associations and small businesses, and senior Americans. We have specialized teams that focus on new product development for each of our markets. These teams review our current product offerings and compare them with our competitors' products and changing insured needs. In 2000, we developed and refined our entire line of senior market products. We also systematically review our individual and small group major medical plans to help us further develop our product mix.


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


     SMALL GROUP PRODUCTS. We offer small businesses with 2-100 employees a major medical plan in which we share the medical cost risk with the employer. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits, including coverage for vision care, dental, critical illness coverage or supplemental life insurance.


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

MARKETING AND SALES


     Our distribution channels are critical for our continued growth. We market our products through approximately 48,000 agents in 49 states, the District of Columbia and the U.S. Virgin Islands. In 2000, we recruited approximately 15,500 new agents. At the same time, we initiated a systematic program to focus our marketing expenses on more productive agents by reducing the number of low- and non-producing agents.


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

     We base our ten distribution channels on organization of the agents and specific markets or products:


      1. INDIVIDUAL AND GROUP MEDICAL BROKERAGE. This distribution system concentrates on individuals, associations and small business owners. The product portfolio creates cross-selling and package-selling opportunities and includes individual medical plans, small business medical plans, medical savings account plans, basic medical coverage, short-term major medical, dental and supplemental products.


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



      4. SENIOR HEALTH AND LIFE PRIMARY AGENTS. With our acquisition of Pyramid Life, we gained a distribution system made up of approximately 500 agents who sell primarily for Pyramid Life, in addition to Pyramid Life's approximately 1,600 independent agents. This distribution channel targets the 58 million Americans age 55 and over, with a product line similar to the senior health and life brokerage channel.


      5. CHAMBERS DIVISION. Agents market individual and small employer medical plans, directly and through endorsements of over 3,500 local Chambers of Commerce.


      6. WORKSITE MARKETING. The agents who work in this distribution channel are generally also part of our individual and group medical brokerage or individual medical exclusive agent systems. This distribution channel offers small businesses a variety of supplemental employee benefit plans, including critical illness coverage, cancer coverage, accidental injury, accidental death, supplemental life insurance, and dental coverage. These agents also offer small business owners the opportunity to enroll in a government-sponsored, tax-savings program that can increase funds available to purchase these supplemental plans. The program provides tax savings for employers and their employees through the purchase of health insurance on a pre-tax basis. The more insurance purchased by employees on this pre-tax basis, the more tax benefits for the employer, as the total net payroll amount is reduced.



      7. E-COMMERCE -- QQLINK. In addition to the traditional agent distribution channels, in the fall of 2000, we began enrolling agents to participate in our e-commerce initiative, QQLink. QQLink is 94% owned by Ceres with most of the remaining 6% primarily owned by 15 of our agents.


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


     - lead generation programs;


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

CUSTOMER BASE


     We had over 460,000 certificates and individual policies in force as of December 31, 2000, representing more than 700,000 insureds, including approximately 220,000 major medical group certificates and individual policies. One association, Eagle Association, had approximately 50,000 certificate holders, or 10.9% of all our certificates and individual policies in force as of December 31, 2000. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2000 and 1999:


                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                             --------------------    --------------------
                                             INDEMNITY      PPO      INDEMNITY      PPO
                                             ---------    -------    ---------    -------
Major medical..............................    45,539     174,982      46,180     162,301
Senior and supplemental products...........   173,137          --     102,138          --
                                              -------     -------     -------     -------
     Total health..........................   218,676     174,982     148,318     162,301
Life and annuity products..................    68,703          --      47,277          --
                                              -------     -------     -------     -------
     Total.................................   287,379     174,982     195,595     162,301
                                              =======     =======     =======     =======



     The geographic distribution of direct and assumed premiums, before reinsurance ceded, and annuity considerations on a statutory basis of all of our subsidiaries in 2000, with the exception of five months for Pyramid Life, and by all of our subsidiaries in 1999, with the exception of Pyramid Life and 11 months for Continental General, is presented in the table below. The presentation on a statutory basis differs from generally accepted accounting principles (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes.



               DECEMBER 31, 2000                                  DECEMBER 31, 1999
                 (IN THOUSANDS)                                     (IN THOUSANDS)
------------------------------------------------   ------------------------------------------------
                                        PERCENT                                            PERCENT
STATE                        AMOUNT     OF TOTAL   STATE                        AMOUNT     OF TOTAL
-----                       --------    --------   -----                       --------    --------
Ohio......................  $104,179      13.0%    Ohio......................  $ 94,193      14.2%
Florida...................    77,490       9.7     Florida...................    75,892      11.4
Texas.....................    67,306       8.4     Indiana...................    46,176       6.9
Indiana...................    54,555       6.8     Georgia...................    41,081       6.2
Georgia...................    35,576       4.5     North Carolina............    37,281       5.6
North Carolina............    34,988       4.4     Texas.....................    31,882       4.8
Tennessee.................    29,896       3.7     Kansas....................    25,121       3.8
Missouri..................    28,424       3.6     South Carolina............    24,967       3.8
South Carolina............    28,356       3.5     Tennessee.................    24,567       3.7
Kansas....................    27,711       3.2     Missouri..................    22,450       3.4
Other.....................   310,082      39.2     Other.....................   241,516      36.2
                            --------     -----                                 --------     -----
          Total...........  $798,563     100.0%    Total.....................  $665,126     100.0%
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

CLAIMS


     All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We outsource claims processing for our Central Reserve Ohio insureds and claims processing and other administrative services for the Chambers business to Antares Management Solutions, a division of Medical Mutual Services, which is a subsidiary of Medical Mutual of Ohio, and claims processing for Provident American Life and United Benefit Life insureds to HealthPlan Services Corporation.


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


     We outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Ohio insureds, to Antares Management Solutions, pursuant to an administrative services agreement. In addition, we outsource claims processing and other administrative services for the Chambers business to Antares. The claims processing and other administrative services for our insurance subsidiaries, Provident American Life and United Benefit Life, are outsourced to HealthPlan Services. We receive regular reports from our third party vendors that enable us to closely monitor our business on those systems.

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



     At December 31, 2000, approximately 97.5% of our invested assets were fixed maturity securities, including mortgage-backed securities. At December 31, 2000, 98.1% of our fixed maturity securities were of investment grade quality with 81.4% in National Association of Insurance Commissioners (NAIC) I (typically A or better) rated securities and 16.7% in NAIC II (typically BBB) rated securities. We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.



     At December 31, 2000, our investments in mortgage-backed securities totaled $72.4 million, or 17.2% of total investments. The majority of our mortgage-backed securities are issued by agencies of the U.S. Government, which minimizes the credit risk for us. Among the agency mortgage-backed securities, approximately two-fifths are in 30-year pass-through securities, while the rest are planned amortization class collateralized mortgage obligations. These planned amortization class collateralized mortgage obligations provide average life protection in a fluctuating interest rate environment. The non-agency mortgage-backed securities, consisting of both commercial and jumbo residential mortgages, include features such as prepayment lockout and yield maintenance provisions to reduce call risk.



     The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2000, were as follows:


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


     When we acquire blocks of insurance policies or insurers owning blocks of policies, our assessment of the adequacy of the transferred policy liabilities is subject to risks and uncertainties. With acquired and existing businesses, we may from time to time need to increase our claims reserves significantly in excess of those estimated. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations.



REINSURANCE



     General. Consistent with the general practice of the insurance industry, we reinsure portions of the coverage provided by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. We also have assumed risk on a "quota share" basis from other insurance companies.


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


     Existing Arrangements. In the ordinary course of business, we maintain reinsurance arrangements designed to limit the maximum amount of exposure that we retain on a given policy. For ordinary and group life claims, Continental General's maximum retention is $125,000, Pyramid Life's maximum retention is $100,000, and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, see Note K, Reinsurance Arrangements, to our consolidated financial statements.

     A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve Life, United Benefit Life, Continental General, and Provident American Life. Our reinsurance agreements with Hannover are not cancellable or terminable by Hannover. In addition, these agreements are generally for closed blocks of business which means that Hannover, since we discontinued sales activities of United Benefit Life and Provident American Life in July 2000, is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements, except for the Internet sales of Provident American Life. Hannover is reinsuring the business under the reinsurance agreements until those policies lapse or are terminated by us.


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


     The total premiums ceded by our subsidiaries in 2000 to unaffiliated reinsurers amounted to $257.6 million, of which Hannover represented approximately 98%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $238.2 million as of December 31, 2000, of which approximately 96% was attributable to Hannover.



     Hannover is a subsidiary of Hannover Rueckversicherung, a German corporation which had assets of $19.5 billion and total stockholders' equity of $1.2 billion at December 31, 1999. Moody's has assigned Hannover Rueckversicherung a financial strength rating of Aa3 (excellent). At December 31, 2000, Hannover maintained an "A" (excellent) rating from A.M. Best Company, Inc. Other rating agencies have maintained similar ratings of Hannover. At December 31, 2000, Standard & Poor's has assigned Hannover a financial strength rating of Api (rated strong). There can be no assurance that Hannover will continue to pay in full and in a timely manner the claims made against them in accordance with terms of our reinsurance agreements. Hannover's failure to pay our claims in full, or on a timely basis, could have a material adverse effect on our business, financial condition and results of operations.



     No new sales or business of any of our subsidiaries is currently reinsured, except for Internet sales for Provident American Life, stop-loss coverage in which we limit the maximum amount of exposure we retain on a given policy, and a reinsurance agreement relating to Central Reserve's group term life insurance and individual deferred annuities. Our future growth may be dependent on our ability to obtain reinsurance in the future. While we expect to continue our relationship with Hannover in the future, we will continue to seek out new companies with respect to new reinsurance agreements. The amount and cost of reinsurance available to us would be subject, in large part, to prevailing market conditions beyond our control. We may be unable to obtain reinsurance in the future, if necessary, at competitive rates or at all.


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

GOVERNMENT REGULATION


     Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. We strive to maintain compliance with the various federal and state regulations applicable to our operations. To maintain compliance with these changing regulations, we may need to make changes occasionally to our services, products, structure or operations. We are unable to predict what additional government regulations affecting our business may be enacted in the future or how existing or future regulations might be interpreted. Additional governmental regulation or future interpretation of existing regulations could increase the cost of our compliance or materially affect our operations, products or profitability. We carefully monitor state and federal legislative and regulatory activity as it affects our business. We believe that we are compliant in all material respects with all applicable federal and state regulations.


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


     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance that replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting practices had been silent and changes current statutory accounting practices in some areas. The Codification will result in changes to the accounting practices that we use to prepare our statutory-basis financial statements. We believe the impact of these changes to our statutory-basis capital and surplus as of January 1, 2001 will not be significant.


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


     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficit in unassigned surplus at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.


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


     Additional regulatory initiatives may be undertaken in the future, either at the federal or state level, to engage in structural reform of the insurance industry in order to reduce the escalation of insurance costs or to make insurance more accessible. These future regulatory initiatives could have a material adverse effect on our business, financial condition and results of operations.


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


     One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with physicians, hospitals and other providers. As of March 1, 2001, our largest network accounted for 33.4% of our plan business. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take other actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.


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

EMPLOYEES


     We had approximately 1,100 employees at December 31, 2000. We consider our employee relations to be good. Our approximately 48,000 agents are independent contractors and not employees.


ITEM 2.   PROPERTIES


     We own our headquarters building in Cleveland, Ohio, consisting of 121,625 square feet. At December 31, 2000, the outstanding principal balance of the mortgage note on the building was approximately $8.0 million. Since April 11, 2000, we have leased a 19,484 square foot facility in Cleveland, Ohio that houses our new business and underwriting operations. Continental General owns and occupies a building in Omaha, Nebraska, consisting of approximately 61,400 square feet. Pyramid Life owns and occupies a building in Mission, Kansas, which consists of approximately 45,000 square feet. Since August 1, 2000, we have also leased a 1,977 square foot office in Chicago, Illinois. Since January 10, 2001, we have also leased a 4,365 square foot office in Dallas, Texas.


ITEM 3.   LEGAL PROCEEDINGS


     We are defendants in a lawsuit filed on August 14, 2000, Insurance Advisors of America, Inc., Transcend Group, Inc., and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover), Provident American Life and Health Insurance Company and Health Plan Services, Inc., United Benefit Life Insurance Company and Billy B. Hill, Jr., case no. 17-184-65-00, in State District Court of Tarrant County, Texas. The lawsuit involves a number of agreements between Insurance Advisors of America and its affiliates, Transcend Group and Mr. Walker, Ceres, Ceres Financial and United Benefit Life in which, among other things, we reinsured United Benefit Life's policies, Insurance Advisors entered into a non-compete agreement which prohibited them from selling insurance products not provided by us, and Insurance Advisors signed a $10.0 million promissory note payable to us. Pursuant to these agreements and to satisfy, in part, a $19.4 million reserve shortfall, we acquired through foreclosure the stock of United Benefit Life on July 21, 1999. Plaintiffs assert claims for, among other things, fraud, breach of contract and negligence relating to unfair competition. Plaintiffs allege that we engaged in a scheme to eliminate plaintiffs from the competitive market, retain Insurance Advisors' renewal commissions and "steal" their subagents by, among other things, "locking" plaintiffs into exclusive agreements and non-compete agreements and "improperly" increasing premiums and reducing commissions. Plaintiffs further assert, among other things, that our actions and inactions "unilaterally and unfairly" effectively eliminated plaintiffs' ability to conduct business and made it "impossible" for agents and their managers to remain with Insurance Advisors and "make a living." Actual damages sought by plaintiffs in the original complaint filed on August 14 are in excess of $50.0 million. Hannover has now been dismissed from this action. Additionally, plaintiffs voluntarily dismissed our general counsel, Billy B. Hill, Jr., from the lawsuit.



     On March 5, 2001, plaintiffs amended their complaint to again include Billy Hill; to add additional defendants, including Rhonda Immoos (a paralegal at Ceres), Pyramid Life and Continental General; to add additional allegations of civil conspiracy, tortious interference with business and existing and future contractual relationships toward Nauert, Hill and Immoos; and to demand a jury trial. Plaintiffs now seek monetary damages in excess of $100.0 million, including damages for lost profits, unpaid commissions and unpaid administrative fees. In addition, plaintiffs now seek punitive damages in excess of $100.0 million.


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


     We have denied liability to plaintiffs in the Texas action and we intend to vigorously contest plaintiffs' claims in that action, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Management believes the allegations in the Texas action to be groundless and does not believe that the outcome of this matter will have a material adverse impact on us. However, because litigation and jury trials are inherently unpredictable and the amounts sought by plaintiffs are large, there can be no assurance that the litigation will not have a material adverse effect on our business, financial condition or results of operations.



     In addition to the above litigation, we have recently been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict the outcome of the lawsuits, including the award of punitive damages and, therefore, we cannot predict the financial impact on us. We intend to vigorously contest these actions.


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


     Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficit in unassigned surplus at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.


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

ITEM 6.   SELECTED FINANCIAL DATA


     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our audited consolidated financial statements. The acquisitions of Provident American Life, Continental General and Pyramid Life occurred on December 31, 1998, February 17, 1999 and July 26, 2000, respectively. These acquisitions had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and United Benefit Life (through reinsurance) for the entire period, and the financial information for the year ended December 31, 2000 includes the operations of Pyramid Life since July 26, 2000. This data should be read in conjunction with the more detailed information contained in the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this filing.


                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FOR THE YEAR:
Premiums (net of reinsurance).......  $511,542    $327,746    $154,188    $249,707    $258,175
Net investment income...............    26,871      21,362       7,454       6,528       6,701
Net realized (losses) gains.........       (98)        107         211         146           9
Fee and other income................    31,540      17,410       7,694       9,152          --
Amortization of deferred reinsurance
  gain..............................     6,093       5,468         600          --          --
                                      --------    --------    --------    --------    --------
     Total revenues.................  $575,948    $372,093    $170,147    $265,533    $264,885
                                      ========    ========    ========    ========    ========
Income (loss) before federal income
  taxes, minority interest and
  preferred stock dividends.........  $ 24,804    $ 18,006    $ (2,769)   $(21,089)   $(12,134)
Federal income tax expense
  (benefit).........................     8,380       6,302       1,067        (133)     (2,846)
                                      --------    --------    --------    --------    --------
Income (loss) after tax, before
  minority interest and preferred
  stock dividends...................    16,424      11,704      (3,836)    (20,956)     (9,288)
Minority interest...................       (26)         --          --          --          --
                                      --------    --------    --------    --------    --------
Net income (loss)...................    16,450      11,704      (3,836)    (20,956)     (9,288)
Convertible voting preferred stock
  dividends.........................       327          --          --          --          --
                                      --------    --------    --------    --------    --------
     Net income (loss) attributable
       to common stockholders.......  $ 16,123    $ 11,704    $ (3,836)   $(20,956)   $ (9,288)
                                      ========    ========    ========    ========    ========
Basic earnings (loss) per
  share(1)..........................  $   1.06    $   0.88    $  (0.49)   $  (5.01)   $  (2.29)
Diluted earnings (loss) per
  share(1)..........................      1.00        0.77       (0.49)(2)   (5.01)(2)   (2.29)(2)
Cash dividends per share............        --          --          --          --        0.52

                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
AT YEAR-END:
Investments.........................  $426,111    $309,952    $ 89,826    $ 79,957    $ 79,613
Reinsurance receivable..............   238,185     263,289      41,417      26,216         312
Total assets........................   880,529     717,868     180,233     135,804     119,389
Debt................................    57,018      48,157       8,284       8,399       8,504
Note payable........................        --          --          --      20,000          --
Future policy benefits and claims
  payable...........................   627,156     538,732      97,113      81,090      76,651
Retained earnings (accumulated
  deficit)..........................    18,672       2,549      (9,155)     (5,319)     15,637
Stockholders' equity................   103,283      44,661      35,836(4)    1,512      21,468
Equity per share:
  After accumulated other
     comprehensive income
     (loss)(3)......................      5.98        3.26        3.12(4)     0.36        5.18
  Before accumulated other
     comprehensive income
     (loss)(3)......................      6.33        4.59        3.02(4)     0.21        5.24


---------------
(1) Loss per share amounts for 1997 and 1996 have been restated to comply with Statement of Financial Accounting Standard No. 128, "Earnings Per Share."

(2) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.


(3)"Accumulated other comprehensive income (loss)" relates solely to the net unrealized gain (loss) on available-for-sale securities.



(4) In July 1998, we issued and sold in a private placement 7,300,000 shares of our common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share for total proceeds of approximately $40.2 million, or $37.7 million net of expenses.

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


     - completed a private placement of our common stock in July 1998 in which we issued and sold 7,300,000 shares of common stock at $5.50 per share and warrants to purchase an additional 3,650,000 shares of common stock at an exercise price of $5.50 per share for total proceeds of approximately $40.2 million, or $37.7 million net of expenses;


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

     - discontinued new sales activities for United Benefit Life and Provident American Life, except for Internet sales of Provident American Life, in July 2000;



     - acquired a block of individual and small group health insurance written by American Chambers Life Insurance Company effective May 1, 2000; and



     - acquired Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc., on July 26, 2000 for $67.5 million including $25.0 million from a special dividend, $20.0 million from a private placement offering of 3,333,334 shares of our common stock, $15.0 million from cash at Continental General and financing provided by Chase, and $7.5 million from the sale of our convertible voting preferred stock to United Insurance Company.



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



     Our results of operations are affected by the following accounting and insurance business factors:


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


     Deferred acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses directly related to the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins. Deferred acquisition costs are affected by unanticipated termination of policies because, upon such unanticipated termination, we expense fully the unamortized deferred acquisition costs associated with the terminated policy.


     Value of business acquired. A portion of the purchase price paid for Pyramid Life and Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.75% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamortized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense, and if the current estimate is higher than the existing asset balance, the difference will emerge into profits as earned.


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


RECENT EVENTS



     On March 30, 2001, our credit agreement with Chase was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan were used to permanently pay down $10.0 million of our fully-drawn $15.0 million line of credit under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term loan bears interest at the same rate choices, Eurodollar or Base rate, as our $40.0 million term loan. On April 20, 2001, the interest rate on our $40.0 million term loan was 8.91% and the interest rate on our $10.0 million CIT term loan was 8.57%, both of which were based on Eurodollar rates. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006. For more information on our credit agreement, including the line of credit and the $40.0 million term loan, see "Liquidity and Capital Resources."



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

  2000 COMPARED TO 1999


                                                                                             INCREASE
                                                                                         (DECREASE) FROM
                                                    % OF                      % OF        PREVIOUS YEAR
                                                CONSOLIDATED              CONSOLIDATED   ----------------
                                       2000       REVENUES       1999       REVENUES     DOLLARS      %
                                     --------   ------------   --------   ------------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Premiums, net
  Medical..........................  $375,804       65.2%      $251,876       67.7%      $123,928    49.2%
  Senior and other.................   135,738       23.6%        75,870       20.4%        59,868    78.9%
                                     --------      -----       --------      -----       --------
     Total.........................   511,542       88.8%       327,746       88.1%       183,796    56.1%
Net investment income..............    26,871        4.7%        21,362        5.7%         5,509    25.8%
Net realized (losses) gains........       (98)        --            107         --           (205)    N/M
Fee and other income...............    31,540        5.5%        17,410        4.7%        14,130    81.2%
Amortization of deferred
  reinsurance gain.................     6,093        1.0%         5,468        1.5%           625    11.4%
                                     --------      -----       --------      -----       --------
Consolidated Revenues..............   575,948      100.0%       372,093      100.0%       203,855    54.8%
                                     --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical..........................   288,260       50.1%       176,531       47.5%       111,729    63.3%
  Senior and other.................   101,551       17.6%        56,572       15.2%        44,979    79.5%
                                     --------      -----       --------      -----       --------
     Total.........................   389,811       67.7%       233,103       62.7%       156,708    67.2%
Selling, general and administrative
  expenses.........................   185,211       32.1%       137,932       37.1%        47,279    34.3%
Net amortization and change in
  deferral of acquisition costs and
  value of business acquired.......   (30,513)      (5.3)%      (21,892)      (5.9)%       (8,621)  (39.4)%
Amortization of goodwill...........     1,069        0.2%           854        0.2%           215    25.2%
Interest expense and financing
  costs............................     5,566        1.0%         4,090        1.1%         1,476    36.1%
Federal income tax expense.........     8,380        1.4%         6,302        1.7%         2,078    33.0%
Minority interest..................       (26)        --             --         --            (26)    N/M
                                     --------      -----       --------      -----       --------
Net income.........................  $ 16,450        2.9%      $ 11,704        3.1%      $  4,746    40.6%
                                     ========      =====       ========      =====       ========


---------------

N/M = not meaningful

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


     Fee and other income increased to $31.5 million for 2000 compared to $17.4 million for 1999, an increase of 81.2%, primarily attributable to additional fees charged for new services, such as care coordination fees, as well as fees received on a larger volume of business. Fee and other income from non-regulated subsidiaries accounted for $10.4 million in 2000.


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


     Net income for the year ended December 31, 2000 was $16.5 million, or $1.06 basic earnings per share and $1.00 diluted earnings per share, compared to $11.7 million, or $0.88 basic earnings per share and $0.77 diluted earnings per share, for 1999. Our net income for 2000 was adversely affected by a net loss of $4.9 million at United Benefit Life due to high benefit and claims loss ratios and other related expenses. New sales activities for United Benefit Life were discontinued in July 2000. We are taking a number of actions to mitigate future adverse results, but future losses at United Benefit Life could continue to have a material adverse effect on our financial performance. In addition, new sales activities for Provident American Life, except for Internet sales, also were discontinued in July 2000.


  1999 COMPARED TO 1998


                                                                                             INCREASE
                                                                                         (DECREASE) FROM
                                                    % OF                      % OF        PREVIOUS YEAR
                                                CONSOLIDATED              CONSOLIDATED   ----------------
                                       1999       REVENUES       1998       REVENUES     DOLLARS      %
                                     --------   ------------   --------   ------------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Premiums, net
  Medical..........................  $251,876       67.7%      $143,064       84.1%      $108,812    76.1%
  Senior and other.................    75,870       20.4%        11,124        6.5%        64,746   582.0%
                                     --------      -----       --------      -----       --------
     Total.........................   327,746       88.1%       154,188       90.6%       173,558   112.6%
Net investment income..............    21,362        5.7%         7,454        4.4%        13,908   186.6%
Net realized gains.................       107         --            211        0.1%          (104)  (49.3)%
Fee and other income...............    17,410        4.7%         7,694        4.5%         9,716   126.3%
Amortization of deferred
  reinsurance gain.................     5,468        1.5%           600        0.4%         4,868   811.3%
                                     --------      -----       --------      -----       --------
Consolidated revenues..............   372,093      100.0%       170,147      100.0%       201,946   118.7%
                                     --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical..........................   176,531       47.5%       108,439       63.7%        68,092    62.8%
  Senior and other.................    56,572       15.2%         7,620        4.5%        48,952   642.4%
                                     --------      -----       --------      -----       --------
     Total.........................   233,103       62.7%       116,059       68.2%       117,044   100.8%
Selling, general and administrative
  expenses.........................   137,932       37.1%        54,368       32.0%        83,564   153.7%
Net amortization and change in
  deferral of acquisition costs and
  value of business acquired.......   (21,892)      (5.9)%          647        0.4%       (22,539)    N/M
Amortization of goodwill...........       854        0.2%            --         --            854     N/M
Interest expense and financing
  costs............................     4,090        1.1%         1,842        1.1%         2,248   122.0%

                                                                                             INCREASE
                                                                                         (DECREASE) FROM
                                                    % OF                      % OF        PREVIOUS YEAR
                                                CONSOLIDATED              CONSOLIDATED   ----------------
                                       1999       REVENUES       1998       REVENUES     DOLLARS      %
                                     --------   ------------   --------   ------------   --------   -----
                                                            (DOLLARS IN THOUSANDS)
Federal income tax expense.........     6,302        1.7%         1,067        0.6%         5,235   490.6%
                                     --------      -----       --------      -----       --------
Net income (loss)..................  $ 11,704        3.1%      $ (3,836)      (2.3)%     $ 15,540     N/M
                                     ========      =====       ========      =====       ========


---------------

N/M = not meaningful


  NET PREMIUMS

     For the year ended December 31, 1999, total net premiums were $327.7 million, an increase of 112.6%, from $154.2 million for 1998.


     Medical premiums for 1999 were $251.9 million compared to $143.1 million for 1998, an increase of 76.1%. The increase in medical premiums was the result of $49.4 million attributable to Provident American Life and Continental General, $25.8 million reinsurance assumed, and $33.6 million from rate increases and new business, net of lapses, at Central Reserve.


     Senior and other premiums were $75.9 million for 1999 compared to $11.1 million for 1998, an increase of 582.0%. The increase in senior and other premiums was primarily the result of $63.3 million attributable to Continental General and Provident American Life.

  OTHER REVENUES


     Net investment income increased to $21.4 million for 1999 from $7.5 million for 1998, an increase of 186.6%. Continental General accounted for $14.4 million of the increase. Central Reserve's net investment income decreased approximately $1.8 million during the year from 1998. The decrease was directly related to the decrease in invested assets from $89.8 million at December 31, 1998 to $67.2 million at December 31, 1999. The decrease in invested assets was primarily a result of acquiring Provident American and payment of claims under the United Benefit Life reinsurance agreement.


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

  OTHER EXPENSES AND NET INCOME


     Selling, general and administrative expenses increased to $137.9 million compared to $54.4 million in 1998, an increase of 153.7%. Of this amount, agent commissions in 1999 were $85.1 million compared to $36.9 million in 1998. Included in the 1999 commissions was $44.3 million for Provident American Life and Continental General. The remaining increase represented the increase in commissions for Central Reserve due to higher commissions that were paid on the increase in new business sold in 1999. Other expenses, consisting of employee salaries and benefits, taxes, licenses and fees, and administrative expenses, increased to $99.8 million for 1999 compared to $44.6 million in 1998. Continental General accounted for $32.8 million of the $55.2 million increase. We also incurred costs of $9.7 million for the operations of Provident American Life in 1999. Central Reserve accounted for approximately $7.6 million of the increase consisting of $6.0 million for increased costs of administration, information systems services, and medical cost management and $1.6 million for personnel and premium tax costs related to the increase in sales. The balance of $5.1 million represents the increased expenses in 1999 over 1998, including $3.4 million for employee contracts, severance and other expenses, $1.3 million for bonuses and professional fees, and a one time charge of $0.4 million for professional services in connection with the postponement of a secondary public offering of our common stock.


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


     On March 30, 2001, our credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan were used to permanently pay down $10.0 million of our fully-drawn $15.0 million line of credit under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term loan bears interest at the same rate choices, Eurodollar or Base rate, as our $40.0 million term loan. On April 20, 2001, the interest rate on our $40.0 million term loan was 8.91% and the interest rate on our $10.0 million CIT term loan was 8.57%, both of which were based on Eurodollar rates. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.


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


        - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;


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


     The mortgage note on our Cleveland headquarters bears interest at 9.5% per annum. Principal payments are due monthly with the final payment of $7.7 million due on January 1, 2003. As of April 20, 2001, future annual principal payments due for the mortgage note and all long-term debt are $5.7 million for 2001, $14.4 million for 2002, $18.0 million for 2003, $11.2 million for 2004, $6.5 million for 2005 and $1.2 million in 2006. As of April 20, 2001, future annual interest payments, assuming the current interest rate of 8.91% on the $40.0 million term loan under our credit agreement, due for the mortgage note and all long-term debt are $4.9 million for 2001, $3.8 million for 2002, $2.9 million for 2003, $1.9 million for 2004, $1.1 million for 2005 and $0.7 million for 2006.



     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. In addition, we believe that funds from our non-regulated subsidiaries will be sufficient to meet our debt obligations over the next 12 months. In 2000, $6.3 million from our non-regulated subsidiaries was transferred to the holding company through inter-company advances. In the future, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. These dividends will be reflected in the "parent only" schedules as part of our financial statements. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries. Our ability to make scheduled payments of the principal of and interest on our indebtedness depends on our future performance and the future performance of these non-regulated subsidiaries. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. For more information on dividends payable in 2001 by our regulated insurance subsidiaries, see "Price Range of Common Stock and Dividend Policy." If additional funds become necessary, additional financing may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth or make any additional acquisitions. Our inability to raise capital could adversely affect our business.


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


                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums..........................................  $375,804    $251,876    $143,064
     Investment income, realized gains (losses)............     9,101       6,985       5,682
     Other income..........................................    34,925      21,307       8,294
                                                             --------    --------    --------
                                                              419,830     280,168     157,040
                                                             --------    --------    --------
  Expenses
     Benefits and claims...................................   288,260     176,531     108,439
     Other operating expenses..............................   121,345      96,357      49,143
                                                             --------    --------    --------
                                                              409,605     272,888     157,582
                                                             --------    --------    --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock dividends.......  $ 10,225    $  7,280    $   (542)
                                                             ========    ========    ========
SENIOR AND OTHER
  Revenues
     Net premiums..........................................  $135,738    $ 75,870    $ 11,124
     Investment income, realized gains (losses)............    16,615      14,233       1,498
     Other income..........................................     2,686       1,364          --
                                                             --------    --------    --------
                                                              155,039      91,467      12,622
                                                             --------    --------    --------
  Expenses
     Benefits and claims...................................   101,551      56,572       7,620
     Other operating expenses..............................    32,225      18,510       3,986
                                                             --------    --------    --------
                                                              133,776      75,082      11,606
                                                             --------    --------    --------
  Segment profit before federal income taxes, minority
     interest and preferred stock dividends................  $ 21,263    $ 16,385    $  1,016
                                                             ========    ========    ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains (losses)............  $  1,057    $    251    $    485
     Other income..........................................        22         207          --
                                                             --------    --------    --------
                                                                1,079         458         485
                                                             --------    --------    --------

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
  Expenses
     Interest and financing expenses.......................     5,566       4,090       1,842
     Other operating expenses..............................     2,197       2,027       1,886
                                                             --------    --------    --------
                                                                7,763       6,117       3,728
                                                             --------    --------    --------
  Segment loss before federal income taxes, minority
     interest and preferred stock dividends................  $ (6,684)   $ (5,659)   $ (3,243)
                                                             ========    ========    ========
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY
  INTEREST AND PREFERRED STOCK DIVIDENDS...................  $ 24,804    $ 18,006    $ (2,769)
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

     - the performance of others on whom we rely for reinsurance, particularly Hannover upon whom we have relied for substantially all of our reinsurance;

     - the risk of material adverse outcomes in litigation;

     - a new and untested business plan;

     - dependence on senior management and key personnel;

     - the failure to successfully manage our growth and integrate future acquisitions, including the failure to achieve cost savings;

     - our financial and claims paying ratings;

     - the performance of others on whom we rely for administrative and operations services;

     - restrictions on our insurance subsidiaries' ability to pay dividends to Ceres;

     - the adequacy of funds received from our non-regulated subsidiaries to meet Ceres' debt obligations;

     - payments to state assessment funds;



     - business conditions and competition in the healthcare industry;



     - the risk of selling investments to meet liquidity requirements;


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


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, that is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, Statement No. 133 will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 did not have a significant effect on our financial position or results of operations.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                              PAGE
                                                              ----
Report of Independent Auditors..............................    40

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    41
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................    42
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............    43
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................    44
Notes to Consolidated Financial Statements for the years
  ended December 31, 2000, 1999 and 1998....................    45

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Condensed Financial Information of
  Registrant -- Ceres Group, Inc. (Parent Only).............    74
Schedule III -- Supplemental Insurance Information..........    77
Schedule IV -- Reinsurance..................................    78

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

                                                               Ernst & Young LLP

Cleveland, Ohio
March 8, 2001

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                           DECEMBER 31, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
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


     The Company provides through its wholly-owned subsidiaries a wide array of health and life insurance products to over 700,000 insureds. While the Company through its subsidiaries is licensed in 49 states, the District of Columbia and the U.S. Virgin Islands, approximately 67% of premium volume is generated from twelve states: Ohio, Florida, Texas, Indiana, Georgia, North Carolina, Tennessee, Missouri, South Carolina, Kansas, Nebraska and Illinois.


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

  Investments


     Investments in bonds and mandatorily redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments are reported at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

income (losses), net of deferred federal income taxes. All investments as of December 31, 2000 are designated as available-for-sale.

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  Related Party Transactions


     We outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Ohio insureds, to Antares Management Solutions, pursuant to an administrative services agreement. Antares is a division of Medical Mutual Services, which is a subsidiary of Medical Mutual of Ohio, a 3.8% stockholder of the Company on a diluted basis and a party to the Company's voting agreement. Under the administrative services agreement, we have paid $21.4 million in 2000, $18.8 million in 1999 and $6.6 million in 1998.


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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, that is required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FASB Statement No. 133 did not have a significant effect on our results of operations or financial position.


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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
                                                           =======    =======     ==

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

L. COMMITMENTS AND CONTINGENCIES


     We are defendants in a lawsuit filed on August 14, 2000, Insurance Advisors of America, Inc., Transcend Group, Inc., and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover), Provident American Life and Health Insurance Company and Health Plan Services, Inc., United Benefit Life Insurance Company and Billy B. Hill, Jr., case no. 17-184-65-00, in State District Court of Tarrant County, Texas. The lawsuit involves a number of agreements between Insurance Advisors of America and its affiliates, Transcend Group and Mr. Walker, Ceres, Ceres Financial and United Benefit Life in which, among other things, we reinsured United Benefit Life's policies, Insurance Advisors entered into a non-compete agreement which prohibited them from selling insurance products not provided by us, and Insurance Advisors signed a $10.0 million promissory note payable to us. Pursuant to these agreements and to satisfy, in part, a $19.4 million reserve shortfall, we acquired through foreclosure the stock of United Benefit Life on July 21, 1999. Plaintiffs assert claims for, among other things, fraud, breach of

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


contract and negligence relating to unfair competition. Plaintiffs allege that we engaged in a scheme to eliminate plaintiffs from the competitive market, retain Insurance Advisors' renewal commissions and "steal" their subagents by, among other things, "locking" plaintiffs into exclusive agreements and non-compete agreements and "improperly" increasing premiums and reducing commissions. Plaintiffs further assert, among other things, that our actions and inactions "unilaterally and unfairly" effectively eliminated plaintiffs' ability to conduct business and made it "impossible" for agents and their managers to remain with Insurance Advisors and "make a living." Actual damages sought by plaintiffs in the original complaint filed on August 14 are in excess of $50.0 million. Hannover has now been dismissed from this action. Additionally, plaintiffs voluntarily dismissed our general counsel, Billy B. Hill, Jr., from the lawsuit.



     On March 5, 2001, plaintiffs amended their complaint to again include Billy Hill; to add additional defendants, including Rhonda Immoos (a paralegal at Ceres), Pyramid Life and Continental General; to add additional allegations of civil conspiracy, tortious interference with business and existing and future contractual relationships toward Nauert, Hill and Immoos; and to demand a jury trial. Plaintiffs now seek monetary damages in excess of $100.0 million, including damages for lost profits, unpaid commissions and unpaid administrative fees. In addition, plaintiffs now seek punitive damages in excess of $100.0 million.


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



     We have denied liability to plaintiffs in the Texas action and we intend to vigorously contest plaintiffs' claims in that action, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Management believes the allegations in the Texas action to be groundless and does not believe that the outcome of this matter will have a material adverse impact on us. However, because litigation and jury trials are inherently unpredictable and the amounts sought by plaintiffs are large, there can be no assurance that the litigation will not have a material adverse effect on our business, financial condition or results of operations.



     In addition to the above litigation, we have recently been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict the outcome of the

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


lawsuits, including the award of punitive damages and, therefore, we cannot predict the financial impact on us. We intend to vigorously contest these actions.



     Other than the above matters, neither Ceres nor any of our subsidiaries, including any of our property, is party to, or the subject of, any material pending legal proceeding.



     The Company is also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.


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

     - restrict the creation of liens and sales of assets; and

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     A summary of the Company's stock option activity is presented below:


                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                               2000                           1999
                                    ---------------------------    ---------------------------
                                                    WEIGHTED                       WEIGHTED
                                                    AVERAGE                        AVERAGE
                                     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                    ---------    --------------    ---------    --------------
Outstanding at beginning of
  year............................  1,606,000        $7.81         1,065,000        $7.70
Options granted, with exercise
  prices:
  Equal to fair value at grant
     date.........................    644,977         6.68           648,000         8.11
  Less than fair value at grant
     date.........................         --           --                --           --
Forfeited.........................   (198,793)        7.22          (107,000)        8.60
                                    ---------                      ---------
Outstanding at end of year........  2,052,184         7.51         1,606,000         7.81
                                    =========                      =========
Exercisable at end of year........    470,000         7.88           340,000         7.82
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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

determined in accordance with statutory accounting practices, for Ceres and its subsidiaries are summarized as follows:

                                                                   STATUTORY CAPITAL AND
                                   STATUTORY NET GAIN (LOSS)              SURPLUS
                                    YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                -------------------------------    ---------------------
                                  2000       1999        1998        2000        1999
                                --------    -------    --------    --------    ---------
                                                 (DOLLARS IN THOUSANDS)
Central Reserve(a)............  $ (1,046)   $(1,994)   $(21,163)   $26,164     $ 23,109
Provident American Life(a)....      (419)      (983)         --      6,551        3,356
Continental General(b)........    (2,831)    13,591          --     42,478       33,535
United Benefit Life(a)........    (1,564)       421          --      4,182        3,854
Pyramid Life(b)...............     2,874         --          --     20,814           --
                                --------    -------    --------
          Total...............  $ (2,986)   $11,035    $(21,163)
                                ========    =======    ========

---------------

(a) Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life.

(b) Statutory capital and surplus for Continental General includes Pyramid Life.


     Generally, the capital and surplus of Ceres' insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. In 2001, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory deficit in unassigned surplus at December 31, 2000. As of December 31, 2000, Continental General could pay approximately $1.4 million in dividends in 2001, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2000, Pyramid Life could pay approximately $2.9 million in dividends in 2001, without the prior approval of the Kansas Insurance Commissioner.


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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                2000        1999
                                                              --------    --------
ASSETS
Investment in subsidiaries(1)...............................  $157,088    $ 87,187
Cash and cash equivalents...................................     4,832       1,674
Property and equipment, net.................................     9,035       8,887
Other assets................................................     3,113       4,416
                                                              --------    --------
          Total assets......................................  $174,068    $102,164
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt......................................................  $ 57,018    $ 48,157
  Other liabilities(2)......................................    13,767       9,346
                                                              --------    --------
          Total liabilities.................................    70,785      57,503
                                                              --------    --------
Stockholders' equity
  Non-voting preferred stock................................        --          --
  Convertible voting preferred stock........................     7,500          --
  Common stock..............................................        17          14
  Additional paid-in capital................................    82,943      60,290
  Dividends distributable, convertible voting preferred
     stock..................................................       327          --
  Retained earnings.........................................    18,672       2,549
  Accumulated other comprehensive loss......................    (6,176)    (18,192)
                                                              --------    --------
          Total stockholders' equity........................   103,283      44,661
                                                              --------    --------
          Total liabilities and stockholders' equity........  $174,068    $102,164
                                                              ========    ========


---------------

(1) Eliminated in consolidation.



(2)Includes $6.3 million and $0 in advances from non-regulated subsidiaries in 2000 and 1999, respectively. Beginning in 2001, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries.


                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                               2000        1999       1998
                                                              -------    --------    -------
REVENUES
Rental income(1)............................................  $ 1,170    $  1,410    $   930
Net investment income.......................................       97          72        293
                                                              -------    --------    -------
                                                                1,267       1,482      1,223
EXPENSES
Selling, general and administrative expenses................    4,015      10,103      3,712
                                                              -------    --------    -------
Loss before income tax benefit and equity in undistributed
  income (loss) of subsidiaries.............................   (2,748)     (8,621)    (2,489)
Income tax benefit..........................................     (962)     (3,017)      (871)
                                                              -------    --------    -------
Loss before equity in undistributed loss of subsidiaries....   (1,786)     (5,604)    (1,618)
Equity in undistributed income (loss) of subsidiaries(2)....   18,236      17,308     (2,218)
                                                              -------    --------    -------
Net income (loss)...........................................   16,450      11,704     (3,836)
Convertible voting preferred stock dividends................      327          --         --
                                                              -------    --------    -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $16,123    $ 11,704    $(3,836)
                                                              =======    ========    =======


---------------

(1) Eliminated in consolidation.



(2)Includes the parent company's equity in earnings of regulated and non-regulated subsidiaries. Beginning in 2001, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries.


                 See accompanying independent auditors' report.

                                                                     SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                2000        1999        1998
                                                              --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 16,450    $ 11,704    $ (3,836)
Adjustments to reconcile net income (loss) to cash provided
 by operating activities:
  Depreciation..............................................       470         380         449
  Decrease (increase) in other assets.......................     1,303      (3,682)       (107)
  Decrease in other liabilities.............................    (1,915)      7,137       3,208
  Increase in net advances from non-regulated
    subsidiaries(2).........................................     6,336          --          --
  Dividend income received from subsidiaries(1).............       220         450          --
                                                              --------    --------    --------
Net cash provided by (used in) operating activities.........    22,864      15,989        (286)
                                                              --------    --------    --------
INVESTING ACTIVITIES
  Surplus note receivable(1)................................        --          --      14,000
  Contribution to subsidiary surplus(1).....................    (3,500)         --     (21,200)
  Contribution to Continental General for the acquisition of
    Pyramid Life Insurance Company(1).......................   (33,272)         --          --
  Equity in undistributed (income) loss of
    subsidiaries(1).........................................   (18,236)    (17,308)      2,218
  Increase in investment in subsidiaries(1).................    (3,097)     (4,485)     (1,938)
  Acquisition of Continental General Corporation, net of
    $2,212 cash acquired....................................        --     (59,788)         --
  Purchase of property and equipment........................      (618)       (191)         --
                                                              --------    --------    --------
Net cash used in investing activities.......................   (58,723)    (81,772)     (6,920)
                                                              --------    --------    --------
FINANCING ACTIVITIES
  Repayment of notes payable................................        --          --     (20,000)
  Increase in debt borrowings...............................    15,000      40,000          --
  Principal payments on debt................................    (6,000)         --          --
  Principal payments on mortgage note payable...............      (139)       (127)       (115)
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................    21,096      15,000      37,675
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................     1,560       1,409          --
  Proceeds from private placement of preferred stock........     7,500          --          --
                                                              --------    --------    --------
Net cash provided by financing activities...................    39,017      56,282      17,560
                                                              --------    --------    --------
NET INCREASE (DECREASE) IN CASH.............................     3,158      (9,501)     10,354
Cash and cash equivalents at beginning of year..............     1,674      11,175         821
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  4,832    $  1,674    $ 11,175
                                                              ========    ========    ========


---------------


(1) Eliminated in consolidation.



(2)Beginning in 2001, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries.


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

                             (DOLLARS IN THOUSANDS)

                                                                                                                      BENEFITS,
                                                    FUTURE POLICY              OTHER POLICY                           CLAIMS,
                                      DEFERRED      BENEFITS,                  CLAIMS AND                NET          LOSSES AND
                                      ACQUISITION   LOSSES AND      UNEARNED   BENEFITS       PREMIUM    INVESTMENT   SETTLEMENT
                                      COSTS         CLAIMS          PREMIUMS   PAYABLE        REVENUE    INCOME       EXPENSES
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
                                        =======       ========      =======      ========     ========    =======      ========

                                      NET (DEFERRAL)
                                      AMORTIZATION
                                      AND CHANGE
                                      IN ACQUISITION
                                      COSTS AND
                                      VALUE OF         OTHER
                                      BUSINESS         OPERATING
                                      ACQUIRED         EXPENSES
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

                                                                     SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                               ASSUMED                  PERCENTAGE OF
                                                 CEDED TO       FROM                       AMOUNT
                                    GROSS         OTHER         OTHER         NET        ASSUMED TO
                                    AMOUNT      COMPANIES     COMPANIES      AMOUNT          NET
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.........  $4,566,816    $2,247,235    $ 80,178     $2,399,759        3.3%
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $   25,765    $    6,207    $  1,671     $   21,229        7.9%
  Accident and health
     insurance..................     726,516       251,349      15,146        490,313        3.1%
                                  ----------    ----------    --------     ----------
                                  $  752,281    $  257,556    $ 16,817     $  511,542        3.3%
                                  ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.........  $3,863,690    $1,165,579    $129,428     $2,827,539        4.6%
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $   17,735    $    5,757    $  1,958     $   13,936       14.1%
  Accident and health
     insurance..................     533,818       299,543      79,535        313,810       25.3%
                                  ----------    ----------    --------     ----------
                                  $  551,553    $  305,300    $ 81,493     $  327,746       24.9%
                                  ==========    ==========    ========     ==========
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.........  $1,239,853    $   88,477    $     --     $1,151,376         --
                                  ==========    ==========    ========     ==========
Premiums
  Life insurance................  $    6,817    $      201    $     --     $    6,616         --
  Accident and health
     insurance..................     251,454       149,805      45,923        147,572       31.1%
                                  ----------    ----------    --------     ----------
                                  $  258,271    $  150,006    $ 45,923     $  154,188       29.8%
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

     (b) Reports on Form 8-K: None.

     (c) Exhibits.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (2)  Plan of acquisition, reorganization,
      arrangement, liquidation, or succession.
      (1) Amended and Restated Stock Purchase                 0-8483           10-K     Mar. 1998        2.2
          Agreement, dated March 30, 1998, by and
          among Strategic Partners, Insurance
          Partners, L.P., Insurance Partners Offshore
          (Bermuda), L.P., and Central Reserve.
      (2) Merger Agreement and Plan of Reorganization         0-8483            8-K     Dec. 1998        2.1
          dated December 8, 1998 between Central
          Reserve Life Corporation and Ceres Group,
          Inc.
      (3) Stock Purchase Agreement dated as of                0-8483            8-K     Feb. 1999        2.2
          November 4, 1998 between The Western and
          Southern Life Insurance Company and Ceres
          Group, Inc.
      (4) Purchase Agreement dated October 7, 1999, by        0-8483            8-K     Aug. 2000        2.1
          and between United Insurance Company of
          America and Ceres Group, Inc.
      (5) Amendment of Purchase Agreement by and              0-8483            8-K     Aug. 2000        2.2
          between United Insurance Company of America
          and Ceres Group, Inc. dated as of April 17,
          2000.
      (6) Amendment No. 2 to Purchase Agreement by and        0-8483            8-K     Aug. 2000        2.3
          between United Insurance Company of America
          and Ceres Group, Inc. dated as of July 5,
          2000.
 (3)  Articles of Incorporation and By-laws.
      (1) Certificate of Incorporation of Ceres Group,        0-8483            8-K     Dec. 1998        3.1
          Inc. as filed with Secretary of Delaware on
          October 22, 1998.
      (2) Certificate of Amendment of the Certificate         0-8483            8-K     Aug. 2000        3.1
          of Incorporation of Ceres Group, Inc. dated
          July 25, 2000.
      (3) Bylaws of Ceres Group, Inc.                         0-8483            8-K     Dec. 1998        3.2

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
 (4)  Instruments defining the rights of security
      holders, including indentures.
      (1) Amended and Restated Voting Agreement dated         0-8483            8-K     Aug. 2000        4.2
          as of July 25, 2000 by and among Ceres
          Group, Inc. (as successor-in-interest to
          Central Reserve Life Corporation) and the
          security holders listed on the signature
          pages thereof.
      (2) Stockholders Agreement, dated as of July 1,         0-8483            8-K     Feb. 1999        4.2
          1998 by and among Ceres Group, Inc. (as
          successor-in-interest to Central Reserve
          Life Corporation) and the security holders
          listed on the signature pages thereof.
      (3) Amended and Restated Registration Rights            0-8483            8-K     Aug. 2000        4.1
          Agreement dated as of July 25, 2000 between
          Ceres Group, Inc. (as successor-in-interest
          to Central Reserve Life Corporation) and the
          persons and entities set forth on the
          signature pages attached thereto.
      (4) United Registration Rights Agreement dated          0-8483            8-K     Aug. 2000        4.4
          as of July 26, 2000 between Ceres Group,
          Inc. and United Insurance Company of
          America.
      (5) Form of Stockholders Agreement between              0-8483            S-1     Apr. 2001        4.5
          QQLink.com, Inc., Ceres Group, Inc. and the
          persons and entities listed on the signature
          pages thereto.
(10)  Material Contracts
      (1) Agreement of Lease.                                 0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note.                                      0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage.                                           0-8483           10-K     Mar. 1992       10(e)
      (4) Lease Extension Agreement.                          0-8483           10-K     Apr. 2001       10.1
      (5) First Loan Modification Agreement.                  0-8483           10-K     Apr. 2001       10.2
      (6) Warrant to purchase Common Shares, dated            0-8483            8-K     Dec. 1997       10.4
          December 16, 1997 by Central Reserve Life
          Corporation in favor of Peter W. Nauert.
      (7) Warrant to purchase Common Shares, dated            0-8483            8-K     Dec. 1997       10.5
          December 16, 1997, by Central Reserve Life
          Corporation in favor of the Turkey Vulture
          Fund XIII, Ltd.
      (8) Reinsurance Agreement between Central               0-8483           10-K     Mar. 1998      10.10
          Reserve Life Insurance Company and
          Reassurance Company of Hannover.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (9) Administrative Services Agreement, dated            0-8483         10-K/A     Mar. 1998      10.12
          March 25, 1998 by and between Mutual
          Management Company, Inc. and Central Reserve
          Life Insurance Company.
      (10) Amendment No. 1 to Warrant to purchase             0-8483           10-K     Mar. 1998      10.13
           Common Shares, dated March 30, 1998 by
           Central Reserve Life Corporation in favor
           of Peter Nauert.
      (11) Amendment No. 1 to Warrant to purchase             0-8483           10-K     Mar. 1998      10.14
           Common Shares, dated March 30, 1998 by
           Central Reserve in favor of the Turkey
           Vulture Fund XIII, Ltd.
      (12) Employment Agreement dated June 30, 1998,          0-8483           10-Q     Sept. 1998     10.17
           by and between Peter Nauert and Central
           Reserve Life Corporation.
      (13) Employment Agreement dated October 1, 1998,        0-8483           10-K     Mar. 1999      10.20
           by and between Charles Miller and Central
           Reserve Life Corporation.
      (14) Reinsurance Agreement dated February 1,            0-8483           10-K     Mar. 1999      10.21
           1999, between Continental General Life
           Insurance Company and Reassurance Company
           of Hannover.
      (15) Credit Agreement dated February 17, 1999,          0-8483            8-K     Feb. 1999      10.22
           among Ceres Group, Inc., the lending
           institutions and The Chase Manhattan Bank,
           as Administrative Agent.
      (16) First Amendment to the Credit Agreement,           0-8483            8-K     Aug. 2000       10.2
           dated as of May 3, 1999, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (17) Second Amendment to Credit Agreement, dated        0-8483            8-K     Aug. 2000       10.3
           as of July 25, 2000, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (18) First Amendment to Employment Agreement            0-8483           10-K     Mar. 2000      10.23
           between Peter W. Nauert and Ceres Group,
           Inc. dated March 18, 1999.
      (19) Second Amendment to Employment Agreement           0-8483           10-K     Mar. 2000      10.24
           between Peter W. Nauert and Ceres Group,
           Inc. dated June 15, 1999.
      (20) Third Amendment to Employment Agreement            0-8483           10-K     Mar. 2000      10.25
           between Peter W. Nauert and Ceres Group,
           Inc. dated December 19, 1999.
      (21) Third Amendment to Credit Agreement, dated         0-8483           10-Q     Nov. 2000       10.1
           as of September 22, 2000, among Ceres
           Group, Inc., the lending institutions party
           to the Credit Agreement and The Chase
           Manhattan Bank, as Administrative Agent.
      (22) Employment Agreement, dated October 1,             0-8483           10-K     Apr. 2001       10.3
           1999, by and between Anthony J. Pino and
           Ceres Group, Inc.
      (23) Fourth Amendment to Credit Agreement, dated        0-8483           10-K     Apr. 2001       10.4
           as of December 13, 2000, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (24) Fifth Amendment to Credit Agreement, dated         0-8483           10-K     Apr. 2001       10.5
           as of February 16, 2001, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and The Chase Manhattan
           Bank, as Administrative Agent.
      (25) Sixth Amendment to Credit Agreement, dated         0-8483            S-1     Apr. 2001      10.25
           as of March 30, 2001, among Ceres Group,
           Inc., the lending institutions party to the
           Credit Agreement and the Chase Manhattan
           Bank, as Administrative Agent
      (26) Ceres Group, Inc. 1998 Key Employee Share          0-8483            S-1     Apr. 2001      10.26
           Incentive Plan
      (27) Ceres Group, Inc. 1998 Employee Stock Option       0-8483            S-1     Apr. 2001      10.27
           Plan

                                                          INCORPORATED BY
                                                           REFERENCE TO
                                                          REGISTRATION OR    FORM OR                  EXHIBIT
                          EXHIBITS                          FILE NUMBER      REPORT        DATE       NUMBER
                          --------                        ---------------    -------    ----------    -------
      (28)Ceres Group, Inc. 1999 Special Agents' Stock        0-8483            S-1     Apr. 2001      10.28
          Option Plan
      (29)Ceres Group, Inc. 2000 Employee Stock               0-8483            S-8     Apr. 2000        4.1
          Purchase Plan
      (30)Ceres Group, Inc. 2000 Agent Stock Purchase         0-8483            S-8     Apr. 2000        4.2
          Plan
      (31)Employment Agreement dated April 10, 2001,          0-8483            S-1     Apr. 2001      10.29
          by and between Bruce M. Henry and Ceres
          Group, Inc.
      (32)Amendment No. 1 to Employment Agreement             0-8483            S-1     Apr. 2001      10.30
          dated April 10, 2001, by and between Anthony
          J. Pino and Ceres Group, Inc.
      (33)Amendment No. 1 to Employment Agreement             0-8483            S-1     Apr. 2001      10.31
          dated April 10, 2001, by and between Charles
          E. Miller
(21)  Subsidiaries of the registrant.
      (1) Subsidiaries.                                       0-8483           10-K     Mar. 2000         21
(23)  Consents of expert and counsel.
      (1) Consent of Ernst & Young LLP.                            *                                    23.1


* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                            CERES GROUP, INC.

Date: May 1, 2001                                            By:   /s/ PETER W. NAUERT
                                               -----------------------------------------------------
                                                             Peter W. Nauert, Chairman


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

May 1, 2001                                                   By: /s/ PETER W. NAUERT
                                              -------------------------------------------------------
                                                       Peter W. Nauert, Chairman, President
                                                            and Chief Executive Officer
                                                           (principal executive officer)

May 1, 2001                                               By: /s/ CHARLES E. MILLER, JR.
                                              -------------------------------------------------------
                                                 Charles E. Miller, Jr., Executive Vice President,
                                                              Chief Financial Officer
                                                   (principal financial and accounting officer)

May 1, 2001                                                   By: /s/ ANDREW A. BOEMI
                                              -------------------------------------------------------
                                                             Andrew A. Boemi, Director

May 1, 2001                                                 By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

May 1, 2001                                                  By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

May 1, 2001                                                   By: /s/ RODNEY L. HALE
                                              -------------------------------------------------------
                                                             Rodney L. Hale, Director

May 1, 2001                                                   By: /s/ ROBERT J. LUNN
                                              -------------------------------------------------------
                                                             Robert J. Lunn, Director

May 1, 2001                                                   By: /s/ WILLIAM J. RUH
                                              -------------------------------------------------------
                                                             William J. Ruh, Director

May 1, 2001                                                   By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director

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

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (2) Stockholders Agreement, dated as          0-8483            8-K     Feb. 1999        4.2
          of July 1, 1998 by and among Ceres
          Group, Inc. (as
          successor-in-interest to Central
          Reserve Life Corporation) and the
          security holders listed on the
          signature pages thereof.
      (3) Amended and Restated Registration         0-8483            8-K     Aug. 2000        4.1
          Rights Agreement dated as of July
          25, 2000 between Ceres Group, Inc.
          (as successor-in-interest to
          Central Reserve Life Corporation)
          and the persons and entities set
          forth on the signature pages
          attached thereto.
      (4) United Registration Rights                0-8483            8-K     Aug. 2000        4.4
          Agreement dated as of July 26,
          2000 between Ceres Group, Inc. and
          United Insurance Company of
          America.
      (5) Form of Stockholders Agreement            0-8483            S-1     Apr. 2001        4.5
          between QQLink.com, Inc., Ceres
          Group, Inc. and the persons and
          entities listed on the signature
          pages thereto.
(10)  Material Contracts
      (1) Agreement of Lease.                       0-8483           10-K     Mar. 1992       10(c)
      (2) Mortgage Note.                            0-8483           10-K     Mar. 1992       10(d)
      (3) Mortgage.                                 0-8483           10-K     Mar. 1992       10(e)
      (4) Lease Extension Agreement.                0-8483           10-K     Apr. 2001       10.1
      (5) First Loan Modification Agreement.        0-8483           10-K     Apr. 2001       10.2
      (6) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.4
          dated December 16, 1997 by Central
          Reserve Life Corporation in favor
          of Peter W. Nauert.
      (7) Warrant to purchase Common Shares,        0-8483            8-K     Dec. 1997       10.5
          dated December 16, 1997, by
          Central Reserve Life Corporation
          in favor of the Turkey Vulture
          Fund XIII, Ltd.
      (8) Reinsurance Agreement between             0-8483           10-K     Mar. 1998      10.10
          Central Reserve Life Insurance
          Company and Reassurance Company of
          Hannover.
      (9) Administrative Services Agreement,        0-8483         10-K/A     Mar. 1998      10.12
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
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated March
           18, 1999.

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (19) Second Amendment to Employment           0-8483           10-K     Mar. 2000      10.24
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated June
           15, 1999.
      (20) Third Amendment to Employment            0-8483           10-K     Mar. 2000      10.25
           Agreement between Peter W. Nauert
           and Ceres Group, Inc. dated
           December 19, 1999.
      (21) Third Amendment to Credit                0-8483           10-Q     Nov. 2000       10.1
           Agreement, dated as of September
           22, 2000, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
      (22) Employment Agreement, dated              0-8483           10-K     Apr. 2001       10.3
           October 1, 1999, by and between
           Anthony J. Pino and Ceres Group,
           Inc.
      (23) Fourth Amendment to Credit               0-8483           10-K     Apr. 2001       10.4
           Agreement, dated as of December
           13, 2000, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
      (24) Fifth Amendment to Credit                0-8483           10-K     Apr. 2001       10.5
           Agreement, dated as of February
           16, 2001, among Ceres Group,
           Inc., the lending institutions
           party to the Credit Agreement and
           The Chase Manhattan Bank, as
           Administrative Agent.
      (25) Sixth Amendment to Credit                0-8483            S-1     Apr. 2001      10.25
           Agreement, dated as of March 30,
           2001, among Ceres Group, Inc., the
           lending institutions party to the
           Credit Agreement and the Chase
           Manhattan Bank, as Administrative
           Agent
      (26) Ceres Group, Inc. 1998 Key               0-8483            S-1     Apr. 2001      10.26
           Employee Share Incentive Plan
      (27) Ceres Group, Inc. 1998 Employee          0-8483            S-1     Apr. 2001      10.27
           Stock Option Plan
      (28) Ceres Group, Inc. 1999 Special           0-8483            S-1     Apr. 2001      10.28
           Agents' Stock Option Plan
      (29) Ceres Group, Inc. 2000 Employee          0-8483            S-8     Apr. 2000        4.1
           Stock Purchase Plan

                                                INCORPORATED BY
                                                 REFERENCE TO
                                                REGISTRATION OR    FORM OR                  EXHIBIT
                     EXHIBITS                     FILE NUMBER      REPORT        DATE       NUMBER
                     --------                   ---------------    -------    ----------    -------
      (30)Ceres Group, Inc. 2000 Agent Stock        0-8483            S-8     Apr. 2000        4.2
          Purchase Plan
      (31)Employment Agreement dated April          0-8483            S-1     Apr. 2001      10.29
          10, 2001, by and between Bruce M.
          Henry and Ceres Group, Inc.
      (32)Amendment No. 1 to Employment             0-8483            S-1     Apr. 2001      10.30
          Agreement dated April 10, 2001, by
          and between Anthony J. Pino and
          Ceres Group, Inc.
      (33)Amendment No. 1 to Employment             0-8483            S-1     Apr. 2001      10.31
          Agreement dated April 10, 2001, by
          and between Charles E. Miller
(21)  Subsidiaries of the registrant.
      (1) Subsidiaries.                             0-8483           10-K     Mar. 2000         21
(23)  Consents of expert and counsel.
      (1) Consent of Ernst & Young LLP.                                 *                     23.1


---------------
* Filed herewith.