Form 10-Q
period 2001-03-31
CERES GROUP INC
filed 2001-05-21
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                           --------------

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

Common Stock, $.001 Par Value - 17,451,884 shares as of April 30, 2001.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                        PAGE
                                                                                            ----
Item 1.        Financial Statements - Unaudited

               Condensed Consolidated Balance Sheets - March 31, 2001 and
                    December 31, 2000                                                        3

               Condensed Consolidated Statements of Income - Three months ended
                    March 31, 2001 and 2000                                                  4

               Condensed Consolidated Statements of Stockholders' Equity - Three
                    months ended March 31, 2001                                              5

               Condensed Consolidated Statements of Cash Flows - Three months
                    ended March 31, 2001 and 2000                                            6

               Notes to Condensed Consolidated Financial Statements - March 31, 2001         7

Item 2.        Management's Discussion and Analysis of Financial Condition and              16
                    Results of Operations

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                       26

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                            27

Item 2.        Changes in Securities                                                        29

Item 6.        Exhibits and Reports on Form 8-K                                             29

SIGNATURES                                                                                  30

EXHIBITS                                                                                    31

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            MARCH 31,  DECEMBER 31,
                                                                                              2001        2000
                                                                                            ---------   ---------
                                                                                           (UNAUDITED)   (NOTE A)

ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                      $ 441,461   $ 415,287
    Surplus notes                                                                               4,992       4,995
    Policy and mortgage loans                                                                   5,798       5,829
                                                                                            ---------   ---------
        Total investments                                                                     452,251     426,111
Cash and cash equivalents (of which $11,388 and $9,397 is restricted, respectively)            46,995      59,512
Accrued investment income                                                                       6,540       7,496
Premiums receivable                                                                             6,069       5,852
Reinsurance receivable                                                                        229,313     238,185
Property and equipment, net                                                                    17,165      17,531
Deferred federal income taxes                                                                   7,084       3,797
Deferred acquisition costs                                                                     59,335      55,989
Value of business acquired                                                                     33,147      32,254
Goodwill                                                                                       25,274      25,425
Other assets                                                                                    7,473       8,377
                                                                                            ---------   ---------
        Total assets                                                                        $ 890,646   $ 880,529
                                                                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
    Future policy benefits, losses and claims                                               $ 413,310   $ 408,169
    Unearned premiums                                                                          47,950      42,751
    Other policy claims and benefits payable                                                  180,753     176,236
                                                                                            ---------   ---------
                                                                                              642,013     627,156
Deferred reinsurance gain                                                                      17,580      18,839
Other policyholders' funds                                                                     28,325      24,246
Federal income taxes payable                                                                    1,621       1,464
Mortgage note payable                                                                           7,981       8,018
Debt                                                                                           48,000      49,000
Other liabilities                                                                              40,810      48,523
                                                                                            ---------   ---------
        Total liabilities                                                                     786,330     777,246
                                                                                            ---------   ---------
Stockholders' equity
    Non-voting preferred stock, $.001 par value, 1,900,000 shares authorized, none issued          --          --
    Convertible voting preferred stock, $.001 par value, at stated value, 100,000 shares
       authorized, 75,000 shares issued and outstanding                                         7,500       7,500
    Common stock, $.001 par value, 50,000,000 shares authorized, 17,322,679 and
       17,278,704 shares issued and outstanding, respectively                                      17          17
    Additional paid-in capital                                                                 83,278      82,943
    Dividends distributable, convertible voting preferred stock                                   512         327
    Retained earnings                                                                          11,390      18,672
    Accumulated other comprehensive income (loss)                                               1,619      (6,176)
                                                                                            ---------   ---------
        Total stockholders' equity                                                            104,316     103,283
                                                                                            ---------   ---------
        Total liabilities and stockholders' equity                                          $ 890,646   $ 880,529
                                                                                            =========   =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CERES GROUP, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      2001         2000

REVENUES
  Premiums, net
       Medical                                                      $ 101,426    $  80,837
       Senior and other                                                51,786       23,887
                                                                    ---------    ---------
         Total premiums, net                                          153,212      104,724
  Net investment income                                                 7,670        5,731
  Net realized gains (losses)                                             648          (73)
  Fee and other income                                                  8,396        6,929
  Amortization of deferred reinsurance gain                             1,259        1,398
                                                                    ---------    ---------
                                                                      171,185      118,709
                                                                    ---------    ---------
BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                                         86,144       62,667
       Senior and other                                                43,052       18,891
                                                                    ---------    ---------
         Total benefits, claims, losses and settlement expenses       129,196       81,558
  Selling, general and administrative expenses                         53,848       37,699
  Net (deferral) amortization and change in acquisition costs and
     value of business acquired                                       (10,924)      (7,774)
  Amortization of goodwill                                                275          239
  Interest expense and financing costs                                  1,485        1,186
  Special charges - Note D                                              7,097           --
                                                                    ---------    ---------
                                                                      180,977      112,908
                                                                    ---------    ---------

Income (loss) before federal income taxes, minority interest, and
    preferred stock dividends                                          (9,792)       5,801
Federal income tax expense (benefit)                                   (2,680)       2,030
                                                                    ---------    ---------
Income (loss) after tax, before minority interest and preferred
    stock dividends                                                    (7,112)       3,771
Minority interest                                                         (15)          --
                                                                    ---------    ---------
NET INCOME (LOSS)                                                      (7,097)       3,771

Convertible voting preferred stock dividends                              185           --
                                                                    ---------    ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS               $  (7,282)   $   3,771
                                                                    =========    =========

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
     Basic                                                          $   (0.42)   $    0.28
     Diluted                                                            (0.42)        0.26

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                    UNAUDITED

CONVERTIBLE VOTING PREFERRED STOCK
      Balance at March 31, 2001                               $      7,500
                                                              ============

COMMON STOCK
      Balance at March 31, 2001                               $         17
                                                              ============

ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year                                  $     82,943
Issuance of stock:
   Employee benefit plans                                              335
                                                              ------------

      Balance at March 31, 2001                               $     83,278
                                                              ============
DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year                                  $        327
Dividends distributable                                                185
                                                              ------------
      Balance at March 31, 2001                               $        512
                                                              ============

RETAINED EARNINGS
Balance at beginning of year                                  $     18,672
Net loss                                                            (7,097)
Dividends distributable, convertible voting preferred stock           (185)
                                                              ------------

      Balance at March 31, 2001                               $     11,390
                                                              ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                  $     (6,176)
Unrealized gain on securities, net of tax of $813                    8,326
Other                                                                 (531)
                                                              ------------
      Balance at March 31, 2001                               $      1,619
                                                              ============


TOTAL STOCKHOLDERS' EQUITY                                    $    104,316
                                                              ============

NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
      Balance at March 31, 2001                                     75,000
                                                              ============

NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                    17,278,704

Issuance of stock:
   Employee benefit plans                                           43,975
                                                              ------------

      Balance at March 31, 2001                                 17,322,679
                                                              ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              --------------------
                                                                                                  2001        2000
                                                                                              --------    --------
OPERATING ACTIVITIES
    Net income (loss)                                                                         $ (7,097)   $  3,771
    Adjustments to reconcile net income (loss) to cash provided by (used in)
    operating activities:
        Depreciation and amortization                                                              808         611
        Net realized (gains) losses                                                               (648)         73
        Deferred federal income tax benefit                                                     (2,908)        (39)
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                                   8,655      (7,716)
           Value of business acquired                                                             (893)       (336)
           Goodwill                                                                                151         239
           Federal income taxes payable/recoverable                                                157       2,638
           Accrued investment income                                                               956         268
           Other assets                                                                            904     (11,555)
           Future policy benefits, claims and funds payable                                     12,481      11,965
           Unearned premium                                                                      5,199         869
           Reinsurance payable                                                                     682       2,408
           Other liabilities                                                                    (8,396)        875
           Deferred acquisition costs                                                           (4,162)     (7,439)
           Deferred reinsurance gain                                                            (1,259)     (1,398)
                                                                                              --------    --------
Net cash provided by (used in) operating activities                                              4,630      (4,766)
                                                                                              --------    --------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                                       (86)       (412)
    Purchase of fixed maturities available-for-sale                                            (55,339)    (12,514)
    Decrease in surplus notes                                                                       --         236
    Decrease (increase) in mortgage and policy loans, net                                           31         (10)
    Proceeds from sales of fixed maturities available-for-sale                                  15,447         991
    Proceeds from calls and maturities of fixed maturities available-for sale                   22,246       2,393
    Proceeds from sale of property held for sale                                                    --       1,954
                                                                                              --------    --------
Net cash used in investing activities                                                          (17,701)     (7,362)
                                                                                              ========    ========

FINANCING ACTIVITIES
    Increase in annuity account balances                                                        11,336       4,204
    Decrease in annuity account balances                                                       (10,080)     (6,690)
    Principal payments on mortgage note payable                                                    (37)        (33)
    Increase in debt borrowings                                                                 10,000       2,000
    Principal payments on debt                                                                 (11,000)     (3,000)
    Proceeds from issuance of common stock related to employee benefit plans                       335          --
                                                                                              --------    --------
Net cash provided by (used in) financing activities                                                554      (3,519)
                                                                                              --------    --------
NET DECREASE IN CASH                                                                           (12,517)    (15,647)
Cash and cash equivalents at beginning of year                                                  59,512      42,921
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 46,995    $ 27,274
                                                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                                  $  1,466    $  2,088
    Cash paid during the period for federal income taxes                                           500       1,000


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================
A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The condensed consolidated financial statements for March 31, 2001 include the accounts of Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company acquired on July 26, 2000.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Ceres' Annual Report on Form 10-K/A for the year ended December 31, 2000.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2001 and December 31, 2000, the Company had approximately $11.4 million and $9.4 million, respectively, in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

     The Company's insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FASB Statement No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard is effective for our December 31, 2000 financial statements. The adoption of this standard did not have a material effect on our financial position or results of operations as of December 31, 2000. In addition the provisions that will be effective June 30, 2001, are not expected to have a material effect on our financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FASB Statement No. 133 did not have a significant effect on our results of operations or financial position.

B.  DEBT
                                              MARCH 31, DECEMBER 31,
                                                2001       2000
                                               -------   -------
                                            (dollars in thousands)

Mortgage note payable                          $ 7,981   $ 8,018
                                               =======   =======

Bank credit facility                           $43,000   $34,000
Revolver                                         5,000    15,000
                                               -------   -------
                                               $48,000   $49,000
                                               =======   =======

    The mortgage note payable on our Cleveland headquarters bears interest at 9.5% per annum. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. Principal payments are due monthly with the final payment of

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

$7.7 million due on January 1, 2003. The Company has a right to prepay the loan with a 1.0% prepayment fee.

      To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments are due through February 2005.

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

      The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million loan. At March 31, 2001, the interest rate on the revolver was 10.5% on the outstanding balance of $5.0 million.

      On March 30, 2001, our credit agreement with Chase was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term loan bears interest at the same rate choices, as our $40.0 million term loan. At March 31, 2001, the interest rate on our $40.0 million term loan was 8.9% and the interest rate on our $10.0 million CIT term loan was 10.5%. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

      In addition, we pledged the common stock of Central Reserve, Continental General Corporation, Provident American Life, Pyramid Life, United Benefit Life and other subsidiaries as security for the credit agreement.

      In conjunction with the special charges taken in the first quarter of 2001, our credit agreement was amended to provide for a waiver of certain financial covenant requirements. The covenants of minimum interest coverage ratio and minimum net worth were waived as a result of the adverse effect of the special charges. At March 31, 2001, we were in compliance with our credit agreement, as amended.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

C.   REINSURANCE

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

The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2001            2000
                                                     ---------        ---------
                                                        (dollars in thousands)
Premiums
     Direct                                          $ 206,463        $ 169,957
     Assumed                                             1,965            2,776
     Ceded                                             (55,216)         (68,009)
                                                     ---------        ---------
        Net premiums                                 $ 153,212        $ 104,724
                                                     =========        =========

Benefits, claims, losses, and
   settlement expenses                               $ 178,186        $ 134,841
Reinsurance recoveries                                 (48,990)         (53,283)
                                                     ---------        ---------
                                                     $ 129,196        $  81,558
                                                     =========        =========

Selling, general, and administrative
   expenses
      Commissions                                    $  33,638        $  29,685
      Other operating expenses                          32,765           25,589
      Reinsurance expenses                                 504            1,040
      Reinsurance allowances                           (13,059)         (18,615)
                                                     ---------        ---------
                                                     $  53,848        $  37,699
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

     We have reclassified certain prior period amounts in accordance with current year treatment.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

D.   SPECIAL CHARGES

     The Company reported special charges of $7.1 million in the first quarter of 2001 related to:

     - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

     -      $1.2 million loss on the sale of United Benefit Life.

      The Company has experienced excessive losses on United Benefit Life and Provident American Life due to high benefit utilization. These blocks had a $4.2 million pre-tax loss, including legal expenses, for the first quarter of 2001 compared to a $1.2 million pre-tax loss for these blocks for the first quarter of 2000.

      In addition to the special charges, the Company has taken the following actions to mitigate these losses:

     - entered into a written agreement to sell the stock of United Benefit Life, including United Benefit Life's licenses and certain liabilities, to Pelagian, LLC.; and

     -      begun to implement a planned policyholder conversion program.


E.    COMPREHENSIVE INCOME

      Comprehensive income is as follows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                          2001            2000
                                                         -------        --------

                                                          (dollars in thousands)

Net income (loss)                                        $(7,097)       $ 3,771
Other comprehensive income, net
   Unrealized gain (loss) on securities,
      net of tax of $813 and $0                            8,326           (869)

   Other                                                    (531)          (266)
                                                         -------        -------
      Comprehensive income                               $   698        $ 2,636
                                                         =======        =======

F.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

outstanding during the period. Diluted earnings per common share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for the three months ended March 31, 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                         2001           2000
                                                       ----------     ----------
Weighted average shares:

     BASIC                                             17,321,702     13,706,726

     Incremental shares from assumed exercise
        of stock options                                       --        840,264
                                                       ----------     ----------

     DILUTED                                           17,321,702     14,546,990
                                                       ==========     ==========

G.  CONTINGENT MATTERS

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

     On March 5, 2001, plaintiffs amended their complaint to again include Billy Hill; to add additional defendants, including Rhonda Immoos (a paralegal at Ceres), Pyramid Life and

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

Continental General; to add additional allegations of civil conspiracy, tortious interference with business and existing and future contractual relationships towards Nauert, Hill and Immoos; and to demand a jury trial. Plaintiffs now seek monetary damages in excess of $100.0 million, including damages for lost profits, unpaid commissions and unpaid administrative fees. In addition, plaintiffs now seek punitive damages in excess of $100.0 million.

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

     We have denied liability to plaintiffs in the Texas action and we intend to vigorously contest plaintiffs' claims in that action, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Management believes the allegations in the Texas action to be groundless and does not believe that the outcome of this matter, after consideration of the provision in our financial statements, will have a material adverse impact on us. However, because litigation and jury trials are inherently unpredictable and the amounts sought by plaintiffs are large, there can be no assurance that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

punitive damages and, therefore, we cannot predict the financial impact on us. We intend to vigorously contest these actions.

     Other than the above matters, neither Ceres nor any of our subsidiaries is party to, or the subject of, any material legal proceeding.

     The company is also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

H.  SEGMENT INFORMATION

     In conjunction with the Company's continued growth and refinement of a organization structure, the Company expanded its operating segments to the following three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products included in the medical segment include comprehensive major medical plans. Significant products in the senior and other include Medicare supplement, long-term care, dental, life insurance, and annuities.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2001
                                   (UNAUDITED)
================================================================================

     The corporate and other segment encompasses all other activities of the Company, including interest income, interest expense, and corporate expenses of the parent company. Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            2001         2000
                                                                          ---------    --------
                                                                         (dollars in thousands)
MEDICAL
     Revenues
          Net premiums                                                    $ 101,426    $ 80,837
          Investment income, realized gains (losses)                          2,383       1,799
          Other income                                                        9,201       7,957
                                                                          ---------    --------
                                                                            113,010      90,593
                                                                          ---------    --------
     Expenses
          Benefits and claims                                                86,144      62,667
          Other operating expenses                                           29,169      23,505
          Special charges                                                     7,097          --
                                                                          ---------    --------
                                                                            122,410      86,172
                                                                          ---------    --------
     Segment  profit  (loss)  before  federal  income  taxes,  minority
         interest and preferred stock dividends                           $  (9,400)   $  4,421
                                                                          =========    ========

SENIOR AND OTHER
     Revenues
          Net premiums                                                    $  51,786    $ 23,887
          Investment income, realized gains (losses)                          5,760       3,793
          Other income                                                          454         370
                                                                          ---------    --------
                                                                             58,000      28,050
                                                                          ---------    --------
     Expenses
          Benefits and claims                                                43,052      18,891
          Other operating expenses                                           13,108       5,873
                                                                          ---------    --------
                                                                             56,160      24,764
                                                                          ---------    --------
     Segment profit before federal income taxes, minority interest and
          preferred stock dividends                                       $   1,840    $  3,286
                                                                          =========    ========
CORPORATE AND OTHER
     Revenues
          Investment income, realized gains (losses)                      $     175    $     66
                                                                          ---------    --------
     Expenses
          Interest and financing costs                                        1,485       1,186
          Other operating expenses                                              922         786
                                                                          ---------    --------
                                                                              2,407       1,972
                                                                          ---------    --------
     Segment loss before federal income taxes, minority interest
          and preferred stock dividends                                   $  (2,232)   $ (1,906)
                                                                          =========    ========
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY INTEREST AND
      PREFERRED STOCK DIVIDENDS                                           $  (9,792)   $  5,801
                                                                          =========    ========

     The Company does not separately allocate investments or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

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

OVERVIEW

     We provide a wide array of health and life insurance products to over 700,000 insureds. Our core businesses are major medical health insurance for individuals, associations and small businesses, and senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 48,000 independent and exclusive agents and QQLink.com, our new web-based service.

       The financial information for the quarter ended March 31, 2000 included the operations of Central Reserve, Continental General, United Benefit Life and Provident American Life for the entire period. The financial information for the quarter ended March 31, 2001 also included the operations of Pyramid Life for the entire period.

RECENT EVENTS

     On May 8, 2001, Central Reserve entered into an agreement to sell the stock of United Benefit Life, including United Benefit Life's licenses and certain liabilities, to Pelagian, LLC, a Texas limited liability company. The purchase price will be equal to the statutory capital and surplus of United Benefit Life as of the closing date. The sale is subject to approval by the State of Ohio Department of Insurance and other customary terms and conditions. We expect that the transaction will close in the third quarter of 2001. In the first quarter of 2001, we recorded a $1.2 million loss on the sale of United Benefit Life.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

                                                                                                                 INCREASE
                                             THREE MONTHS                  THREE MONTHS                      (DECREASE) FROM
                                                 ENDED             % OF        ENDED            % OF          PREVIOUS YEAR
                                               MARCH 31,       CONSOLIDATED  MARCH 31,      CONSOLIDATED     ---------------
                                                  2001           REVENUES      2000           REVENUES   DOLLARS           %
                                               ---------           ----     ---------           ----     --------         ----
                                                                              (dollars in thousands)
Premiums, net
       Medical                                 $ 101,426           59.2%    $  80,837           68.1%    $ 20,589         25.5%
       Senior and other                           51,786           30.3%       23,887           20.1%      27,899        116.8%
                                               ---------           ----     ---------           ----     --------
           Total                                 153,212           89.5%      104,724           88.2%      48,488         46.3%

Net investment income                              7,670            4.5%        5,731            4.8%       1,939         33.8%
Net realized gains (losses)                          648            0.4%          (73)          --            721         N/M
Fee and other income                               8,396            4.9%        6,929            5.8%       1,467         21.2%
Amortization of deferred
   reinsurance gain                                1,259            0.7%        1,398            1.2%        (139)        (9.9)%
                                               ---------           ----     ---------           ----     --------
           Consolidated Revenues                 171,185          100.0%      118,709          100.0%      52,476         44.2%
                                               ---------           ----     ---------           ----     --------
Benefits, claims, losses and settlement
   expenses
      Medical                                     86,144           50.3%       62,667           52.8%      23,477         37.5%
      Senior and other                            43,052           25.2%       18,891           15.9%      24,161        127.9%
                                               ---------           ----     ---------           ----     --------
           Total                                 129,196           75.5%       81,558           68.7%      47,638         58.4%

Selling, general and administrative
   expenses                                       53,848           31.5%       37,699           31.8%      16,149         42.8%
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                      (10,924)          (6.4)%      (7,774)          (6.6)%     (3,150)       (40.5)%
Amortization of goodwill                             275            0.2%          239            0.2%          36         15.1%
Interest expense and financing costs               1,485            0.9%        1,186            1.0%         299         25.2%
Special charges                                    7,097            4.1%           --           --          7,097         --
Federal income tax expense (benefit)              (2,680)          (1.6)%       2,030            1.7%      (4,710)        N/M
Minority interest                                    (15)          --              --           --            (15)        --
                                               ---------           ----     ---------           ----     --------
Net income (loss)                                 (7,097)          (4.2)%       3,771            3.2%     (10,868)        N/M
Convertible voting preferred stock
   dividends                                         185            0.1%           --           --            185         --
                                               ---------           ----     ---------           ----     --------
Net income (loss) attributable to
   common stockholders                         $  (7,282)          (4.3)%   $   3,771            3.2%    $(11,053)        N/M
                                               =========           ====     =========           ====     ========
Net income (loss) per share attributable
   to common stockholders
      Basic                                    $   (0.42)                  $     0.28                    $  (0.70)        N/M
      Diluted                                      (0.42)                        0.26                       (0.68)        N/M

-------------------------------------------
N/M = not meaningful

1.   NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended March 31, 2001, total net premiums were $153.2 million, an increase of 46.3%, from $104.7 million for the same quarter in 2000.

     Medical premiums for the quarter ended March 31, 2001 were $101.4 million compared to $80.8 million for the quarter ended March 31, 2000, an increase of 25.5%. The increase in medical premiums was primarily the result of increased new sales, premium rate increases and the acquisition of Pyramid Life in July 2000.

     Senior and other premiums were $51.8 million for the quarter ended March 31, 2001 compared to $23.9 million for the quarter ended March 31, 2000, an increase of 116.8%. The increase in senior and other premiums was primarily the result of $17.0 million attributable to Pyramid, increased new sales and premium rate increases.

2.   OTHER REVENUES

     Net investment income increased to $7.7 million for the first quarter of 2001 from $5.7 million for the first quarter of 2000, an increase of 33.8%, due primarily to an increased investment base from the addition of Pyramid.

     Fee and other income increased to $8.4 million for the quarter ended March 31, 2001 compared to $6.9 million for the same quarter of 2000, an increase of 21.2%. This increase was attributable to new administrative fees introduced at Continental General after the first quarter of 2000 and fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $1.3 million for the quarter ended March 31, 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $17.6 million at March 31, 2001 was accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims and settlement expenses increased to $129.2 million for the quarter ended March 31, 2001 compared to $81.6 million for the same quarter in 2000, an increase of 58.4%.

     Medical benefits, claims, losses and settlement expenses were $86.1 million for the quarter ended March 31, 2001 compared to $62.7 million for the same quarter in 2000, an increase of 37.5%. The increase was a result of higher than anticipated benefit utilization in the first quarter of 2001 versus the same quarter of 2000 on a larger volume of business in force, particularly with respect to United Benefit Life and Provident American Life, increased medical costs, and $1.2 million attributable to Pyramid Life. The medical loss ratio was 84.9% for the quarter ended March 31, 2001 compared to 77.5% for the same quarter of 2000. The increase was due to increased medical inflation

                       CERES GROUP, INC. AND SUBSIDIARIES
                                 MARCH 31, 2001
         ==============================================================

and higher than anticipated medical benefit utilization, particularly with respect to United Benefit Life and Provident American Life, as well as higher claims utilization in selected states on specific product lines that were terminated in 2000. As a result of these developments, claims reserves at Central Reserve increased by $7.5 million at March 31, 2001.

     Senior and other benefits, claims, losses and settlement expenses were $43.1 million for the quarter ended March 31, 2001 compared to $18.9 million for the same quarter of 2000, an increase of 127.9%. The increase was a result of $13.7 million attributable to Pyramid Life, seasonality in the Medicare supplement business, and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio increased to 83.1% for the first quarter of 2001 compared to 79.1% for the first quarter of 2000, primarily attributable to increased claims on Medicare supplement due to seasonality. This seasonality had a larger impact this year due to the addition of Pyramid Life in July 2000 and increased sales of Medicare supplement policies. Medicare deductible amounts are typically submitted as claims on these supplemental policies during the first quarter, leading to a higher benefit and claims loss ratio during the period.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $53.8 million in the first quarter of 2001 compared to $37.7 million in the first quarter of 2000, an increase of 42.8%. The increase in selling, general and administrative expenses represented a $4.0 million increase in commissions and a $12.1 million increase in other operating expenses and reinsurance charges and allowances attributable to our increased business base. Pyramid Life accounted for $6.6 million of the $16.1 million increase. As a percentage of revenues, selling, general and administrative expenses decreased to 31.5% in the first quarter of 2001 compared to 31.8% in the first quarter of 2000.

     The net amortization and change in deferral of acquisition costs and value of business acquired resulted in a net deferral of $10.9 million for the first quarter of 2001 compared to a net deferral of $7.8 million for the first quarter of 2000. Pyramid Life accounted for $1.7 million of the net deferral. The remaining increase in the deferral was a result of capitalized acquisition expenses on new business.

     Interest expense and financing costs increased to $1.5 million in the first quarter of 2001 compared to $1.2 million in the first quarter of 2000 as a result of a higher outstanding balance and increased interest rates under our credit agreement.

     Special charges of $7.1 million represented a $5.9 million write-off of the deferred acquisition cost (DAC) asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with the loss on the sale of United Benefit Life, including the write-off of United Benefit Life's deferred tax costs. Due to higher than anticipated benefit utilization and the planned policyholder conversion program, the DAC asset was written-off because it was believed to no longer be recoverable.

     A federal income tax benefit of $2.7 million, or 34.0% of the loss before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized due to the sale) was established for the first quarter of 2001. A similar effective rate was used for 2000.

     As a result of the foregoing, for the first quarter of 2001, the net loss was $7.1 million and the net loss attributable to common stockholders was $7.3 million, or $(0.42) basic and diluted earnings per share of common stock, compared to net income of $3.8 million, or $0.28 basic and $0.26 diluted earnings per share of common stock, for the first quarter of 2000. Net income attributable to common stockholders excluding the United Benefit Life and Provident American Life operating losses of $4.2 million (including legal expenses) and the special charges of $7.1 million was $0.8 million, or $.05 per diluted share.

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

     Assets of $452.3 million, or 50.8% of the total assets, were in investments at March 31, 2001. Fixed maturities, our primary investment, were $441.5 million or 97.6% of total investments, at March 31, 2001. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at March 31, 2001.

     We hold few high-yield type securities, with 97.2% of our bonds being investment grade quality at March 31, 2001. In addition to the fixed maturities, we also had $47.0 million in cash and cash equivalents, and a $5.0 million revolver, that was fully drawn, at March 31, 2001. At March 31, 2001, there was no amount available for additional borrowings under the revolver.

     The total reinsurance receivable was $229.3 million at March 31, 2001. Of this amount, $211.5 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     Assets increased 1.1% to $890.6 million at March 31, 2001 from $880.5 million at December 31, 2000. The increase was primarily due to an increase in new business.

     The total policy liabilities and accruals (reserves) were 81.6% of the total liabilities at March 31, 2001 compared to 80.7% at December 31, 2000.

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

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million loan. At March 31, 2001, the interest rate was 10.5% on the outstanding balance of $5.0 million.

     On March 30, 2001, our credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term loan bears interest at the same rate choices, as our $40.0 million term loan. On March 31, 2001, the interest rate on our $40.0 million term loan was 8.9% and the interest rate on our $10.0 million CIT term loan was 10.5%. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     Our credit agreement, as amended, contains financial and other covenants that, among other matters:

     - prohibit the payment of cash dividends on our shares of common stock;

     -      restrict the creation of liens and sales of assets; and

     -      require that we, at a minimum, maintain:

            - a leverage ratio (consolidated debt to consolidated total capital) of 0.35 to 1.00 through December 31, 2001, and 0.30 to 1.00 thereafter;

            - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

            - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;

            - consolidated net worth of $110.0 million through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

     - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.05 to 1.00 through June 30, 2001, 1.10 to 1.00 thereafter through June 30, 2002, 1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

         In addition, we pledged the common stock of Central Reserve, Continental General, Provident American Life, Pyramid Life, United Benefit Life and other subsidiaries as security for the credit agreement.

         In conjunction with the special charges taken in the first quarter of 2001, our credit agreement was amended to provide for a waiver of certain financial covenant requirements. The covenants of minimum interest coverage ratio and minimum net worth were waived as a result of the adverse effect of the special charges. At March 31, 2001, we were in compliance with our credit agreement, as amended.

     The mortgage note on our Cleveland headquarters bears interest at 9.5% per annum. Principal payments are due monthly with the final payment of $7.7 million due on January 1, 2003.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. In addition, we believe that funds from our non-regulated subsidiaries will be sufficient to meet our debt obligations over the next 12 months. In the future, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of these non-regulated subsidiaries. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. If additional funds become necessary, additional financing may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth or make any additional acquisitions. Our inability to raise capital could adversely affect our business.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes comprehensive major medical plans, senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities, and corporate and other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H, Segment Information to the Notes to our Condensed Consolidated Financial Statements for further information.

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. For example, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing our exposure to any single product and by employing underwriting practices that identify and minimize the adverse impact of this risk.

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

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $18.3 million after-tax at March 31, 2001. This amount represents approximately 17.5% of our stockholders' equity.

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

     - developments in healthcare reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states in which we operate;

     - our ability to develop, distribute and administer competitive products and services in a timely, cost effective manner;

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

                         PART II. FINANCIAL INFORMATION

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

     We have denied liability to plaintiffs in the Texas action and we intend to vigorously contest plaintiffs' claims in that action, as well as pursue the claims we have against Insurance Advisors, Jimmy Walker and their affiliates both in the litigation we initiated in Ohio and in our counterclaim in the Texas action. Management believes the allegations in the Texas action to be groundless and does not believe that the outcome of this matter, after consideration of the provision in our financial statements, will have a material adverse impact on us. However, because litigation and jury trials are inherently unpredictable and the amounts sought by plaintiffs are large, there can be no assurance that the litigation will not have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 2. CHANGES IN SECURITIES

     On January 2, 2001, we issued 34,626 shares of our common stock to Peter W. Nauert, our Chairman of the Board, President and Chief Executive Officer, pursuant to the stock award provision of his current employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     Also on January 2, 2001, we issued 3,847 shares of our common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

           (10) Seventh Amendment to Credit Agreement, dated as of May 17, 2001, among Ceres Group, Inc., the lending institutions party to the Credit Agreement referred to therein and The Chase Manhattan Bank, as Administrative Agent.

                   Stock Purchase Agreement, dated as of May 8, 2001, between Central Reserve Life Insurance Company and Pelagian, LLC.

     (b)   Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CERES GROUP, INC.


Date:  May 21, 2001             By:  /s/ Charles E. Miller, Jr.
       -------------------           --------------------------------------
                                     Charles E. Miller, Jr.
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial
                                     Officer and Chief Accounting Officer)

                                    EXHIBITS
                                    --------


10.35 Seventh Amendment to Credit Agreement, dated as of May 17, 2001 among Ceres Group, Inc., the lending institutions party to the Credit Agreement referred to therein and The Chase Manhattan Bank, as Administrative Agent.

10.36 Stock Purchase Agreement, dated as May 8, 2001, between Central Reserve Life Insurance Company and Pelagian, LLC.