Form 10-Q
period 2001-06-30
CERES GROUP INC
filed 2001-08-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                                             -------------

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

                               17800 Royalton Road
                           Cleveland, Ohio 44136-5197
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


Common Stock, $.001 Par Value - 17,624,652 shares as of August 1, 2001.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                                           PAGE
                                                                                                               ----
Item 1.        Financial Statements - Unaudited

               Condensed Consolidated Balance Sheets - June 30, 2001 and                                         3
                    December 31, 2000

               Condensed Consolidated Statements of Income - Three and six months
                    ended June 30, 2001 and 2000                                                                 4

               Condensed Consolidated Statements of Stockholders' Equity - Six
                    months ended June 30, 2001                                                                   5

               Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 2001 and 2000                                                                 6

               Notes to Condensed Consolidated Financial Statements - June 30, 2001                              7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       16

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                           28

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                29

Item 2.        Changes in Securities and Use of Proceeds                                                        29

Item 4.        Submission of Matters to a Vote of Security Holders                                              30

Item 6.        Exhibits and Reports on Form 8-K                                                                 31

SIGNATURES                                                                                                      32

EXHIBITS                                                                                                        33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------
                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              2001         2000
                                                                                            ---------    ---------
                                                                                          (UNAUDITED)    (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                      $ 449,180    $ 415,287
    Surplus notes                                                                               4,992        4,995
    Policy and mortgage loans                                                                   5,816        5,829
                                                                                            ---------    ---------
        Total investments                                                                     459,988      426,111
Cash and cash equivalents (of which $9,355 and
  $9,397 is restricted, respectively)                                                          43,918       59,512
Accrued investment income                                                                       7,301        7,496
Premiums receivable                                                                             5,321        5,852
Reinsurance receivable                                                                        225,757      238,185
Property and equipment, net                                                                    17,096       17,531
Deferred federal income taxes                                                                   5,209        3,797
Deferred acquisition costs                                                                     66,564       55,989
Value of business acquired                                                                     33,338       32,254
Goodwill                                                                                       24,999       25,425
Federal income tax recoverable                                                                    484         --
Other assets                                                                                    7,992        8,377
                                                                                            ---------    ---------
        Total assets                                                                        $ 897,967    $ 880,529
                                                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
    Future policy benefits, losses and claims                                               $ 410,031    $ 408,169
    Unearned premiums                                                                          49,456       42,751
    Other policy claims and benefits payable                                                  196,209      176,236
                                                                                            ---------    ---------
                                                                                              655,696      627,156
Deferred reinsurance gain                                                                      16,185       18,839
Other policyholders' funds                                                                     25,124       24,246
Federal income taxes payable                                                                     --          1,464
Mortgage note payable                                                                           7,944        8,018
Debt                                                                                           46,500       49,000
Other liabilities                                                                              44,001       48,523
                                                                                            ---------    ---------
        Total liabilities                                                                     795,450      777,246
                                                                                            ---------    ---------
Stockholders' equity
    Non-voting preferred stock, $.001 par value, 1,900,000 shares authorized, none issued        --           --
    Convertible voting preferred stock, $.001 par value, at stated value, 100,000 shares
       authorized, 81,986 and 75,000 shares issued and outstanding                              8,199        7,500
    Common stock, $.001 par value, 50,000,000 shares authorized, 17,509,750 and
       17,278,704 shares issued and outstanding, respectively
                                                                                                   17           17
    Additional paid-in capital                                                                 84,408       82,943
    Dividends distributable, convertible voting preferred stock                                  --            327
    Retained earnings                                                                          11,914       18,672
    Accumulated other comprehensive income (loss)                                              (2,021)      (6,176)
                                                                                            ---------    ---------
        Total stockholders' equity                                                            102,517      103,283
                                                                                            ---------    ---------
        Total liabilities and stockholders' equity                                          $ 897,967    $ 880,529
                                                                                            =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CERES GROUP, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                          ----------------------    ----------------------
                                                            2001          2000         2001         2000
                                                          ---------    ---------    ---------    ---------
REVENUES
  Premiums, net
       Medical                                            $  99,865    $  92,652    $ 201,291    $ 173,489
       Senior and other                                      55,688       26,288      107,474       50,175
                                                          ---------    ---------    ---------    ---------
         Total premiums, net                                155,553      118,940      308,765      223,664
Net investment income                                         8,480        5,884       16,150       11,615
Net realized gains (losses)                                     951            9        1,599          (64)
Fee and other income                                          9,287        8,411       17,683       15,340
Amortization of deferred reinsurance gain                     1,396        1,799        2,655        3,197
                                                          ---------    ---------    ---------    ---------
                                                            175,667      135,043      346,852      253,752
                                                          ---------    ---------    ---------    ---------

BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                               83,109       69,350      169,253      132,017
       Senior and other                                      39,953       20,673       83,005       39,564
                                                          ---------    ---------    ---------    ---------
         Total benefits, claims, losses and
                   settlement expenses                      123,062       90,023      252,258      171,581
  Selling, general and administrative expenses               57,250       43,699      111,098       81,398
  Net (deferral) amortization and change in
     acquisition costs and value of business acquired        (7,525)      (7,163)     (18,449)     (14,937)
  Amortization of goodwill                                      275          237          550          476
  Interest expense and financing costs                        1,279        1,192        2,764        2,378
  Special charges - Note D                                     --           --          7,097         --
                                                          ---------    ---------    ---------    ---------
                                                            174,341      127,988      355,318      240,896
                                                          ---------    ---------    ---------    ---------


  Income (loss) before federal income taxes, minority
     interest, and preferred stock dividends                  1,326        7,055       (8,466)      12,856
  Federal income tax expense (benefit)                          623        2,470       (2,057)       4,500
                                                          ---------    ---------    ---------    ---------
  Income (loss) after tax, before minority interest and
     preferred stock dividends                                  703        4,585       (6,409)       8,356
  Minority interest                                              (8)        --            (23)        --
                                                          ---------    ---------    ---------    ---------
  NET INCOME (LOSS)                                             711        4,585       (6,386)       8,356

  Convertible voting preferred stock dividends                  187         --            372         --
                                                          ---------    ---------    ---------    ---------
  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
      STOCKHOLDERS                                        $     524    $   4,585    $  (6,758)   $   8,356
                                                          =========    =========    =========    =========

  NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
     COMMON STOCKHOLDERS
     Basic                                                $    0.03    $    0.33    $   (0.39)   $    0.61
     Diluted                                                   0.03         0.32        (0.39)        0.58


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year                                       $      7,500
Issuance of stock:
   Dividends distributed                                                    699
                                                                   ------------
      Balance at June 30, 2001                                     $      8,199
                                                                   ============
COMMON STOCK
      Balance at June 30, 2001                                     $         17
                                                                   ============
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                       $     82,943
Issuance of stock:
   Employee benefit plans                                                 1,465
                                                                   ------------
      Balance at June 30, 2001                                     $     84,408
                                                                   ============

DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year                                       $        327
Dividends distributable                                                     372
Dividends distributed                                                      (699)
                                                                   ------------

      Balance at June 30, 2001                                     $       --
                                                                   ============

RETAINED EARNINGS
Balance at beginning of year                                       $     18,672

Net loss                                                                 (6,386)

Dividends distributable, convertible voting preferred stock                (372)
                                                                   ------------

      Balance at June 30, 2001                                     $     11,914
                                                                   ============

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                       $     (6,176)

Unrealized gain on securities, net of tax of $0                           4,755

Other                                                                      (600)
                                                                   ------------
      Balance at June 30, 2001                                     $     (2,021)
                                                                   ============


TOTAL STOCKHOLDERS' EQUITY                                         $    102,517
                                                                   ============

NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year                                             75,000
Issuance of stock:
   Dividends distributed                                                  6,986
                                                                   ------------
      Balance at June 30, 2001                                           81,986
                                                                   ============

NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                         17,278,704

Issuance of stock:
   Employee benefit plans                                               231,046
                                                                   ------------

      Balance at June 30, 2001                                       17,509,750
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                            -----------------------
                                                                                               2001         2000
                                                                                            ---------    ---------
OPERATING ACTIVITIES
    Net income (loss)                                                                       $  (6,386)   $   8,356
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation and amortization                                                           1,624        1,285
        Net realized (gains) losses                                                            (1,599)          64
        Deferred federal income tax (benefit) expense                                            (183)       4,760
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                                 12,959        6,670
           Value of business acquired                                                          (1,084)        (587)
           Goodwill                                                                               426          477
           Federal income taxes payable/recoverable                                            (1,948)        (286)
           Accrued investment income                                                              195         (501)
           Other assets                                                                           385       (7,592)
           Future policy benefits, claims and funds payable                                    20,849       15,440
           Unearned premium                                                                     6,705        2,013
           Reinsurance payable                                                                    505        2,234
           Other liabilities                                                                   (5,027)       3,351
           Deferred acquisition costs                                                         (11,497)     (14,349)
           Deferred reinsurance gain                                                           (2,655)      (3,197)
                                                                                            ---------    ---------
Net cash provided by operating activities                                                      13,269       18,138
                                                                                            ---------    ---------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                                     (513)        (645)
    Purchase of fixed maturities available-for-sale                                          (116,749)     (31,098)
    Decrease in mortgage and policy loans, net                                                     13          159
    Proceeds from sales of fixed maturities available-for-sale                                 42,184          991
    Proceeds from calls and maturities of fixed maturities available-for sale                  45,447        7,021
    Proceeds from sale of property held for sale                                                 --          2,115
                                                                                            ---------    ---------
Net cash used in investing activities                                                         (29,618)     (21,457)

                                                                                            ---------    ---------
FINANCING ACTIVITIES
    Increase in annuity account balances                                                       16,459        8,256
    Decrease in annuity account balances                                                      (14,595)     (13,323)
    Principal payments on mortgage note payable                                                   (74)         (68)
    Increase in debt borrowings                                                                10,000        2,000
    Principal payments on debt                                                                (12,500)      (4,000)
    Proceeds from issuance of common stock related to employee benefit plans                    1,465          507
                                                                                            ---------    ---------
Net cash provided by (used in) financing activities                                               755       (6,628)
                                                                                            ---------    ---------
NET DECREASE IN CASH                                                                          (15,594)      (9,947)
Cash and cash equivalents at beginning of year                                                 59,512       42,921
                                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  43,918    $  32,974
                                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                                $   2,777    $   3,260
    Cash paid during the period for federal income taxes                                          500        1,000


The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The condensed consolidated financial statements for June 30, 2001 include the accounts of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company acquired on July 26, 2000.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2001 and December 31, 2000, the Company had approximately $9.4 million in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

     The Company's insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Tangible Assets, which replaces APB Opinion No. 17, Intangible Assets. The Statement, "addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements." This
Statement:

    - specifies that "goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment";

    -    "provides specific guidance for testing goodwill for impairment"; and

    -    requires additional disclosures not previously required.

The effective date of this Statement is fiscal years beginning after December 15, 2001. Impairment losses are to be reported as resulting from a change in accounting principle. The Company is in the process of evaluating the potential impact of this Statement on its results of operations and financial position.

     In September 2000, the FASB, issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FASB Statement No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this Statement is effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this Statement was effective for our December 31, 2000 financial statements. The adoption of this Statement did not have a material effect on our financial position or results of operations as of December 31, 2000. In addition, the provisions effective June 30, 2001 did not have a material effect on our financial position or results of operations.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FASB Statement No. 133 did not have a significant effect on our results of operations or financial position.

B.  DEBT

                                                       JUNE 30,        DECEMBER 31,
                                                         2001             2000
                                                       -------           -------
                                                         (dollars in thousands)
Mortgage note payable                                  $ 7,944           $ 8,018
                                                       =======           =======

Bank credit facility                                   $41,500           $34,000
Revolver                                                 5,000            15,000
                                                       -------           -------
                                                       $46,500           $49,000
                                                       =======           =======


      The mortgage note payable on our Cleveland headquarters bears interest at 9.5% per annum. The mortgage note is collateralized by the home office building and by an assignment of the tenant lease for the building. The Company has a right to prepay the loan with a 1.0% prepayment fee. This mortgage note was prepaid in full on August 3, 2001 in connection with the sale transaction. See
Note I, Subsequent Event for further information.

      To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million, the tranche A term loan, under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments of $1.5 million are due through February 17, 2002 and $2.25 million thereafter through February 2005.

      Interest on the outstanding balance will be determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of
(a) the rate which is 0.50% of 1.0% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

      The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million tranche A term loan. At June 30, 2001, the interest rate on the revolver was 7.8% on the outstanding balance of $5.0 million. On August 6, 2001, we permanently repaid $2.5 million of our revolver from the net proceeds of the sale transaction. See Note I, Subsequent Event for further information.

      On March 30, 2001, our credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

loan bears interest at the same rate choices as our $40.0 million term loan. At June 30, 2001, the interest rate on the balance of our tranche A term loan (the original $40.0 million loan) of $31.5 million was 7.4% and the interest rate on our $10.0 million CIT tranche B term loan was 7.8%. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     The common stock of Central Reserve, Continental General Corporation, and other non-regulated subsidiaries are pledged as security for the credit agreement.

      At June 30, 2001, we were in compliance with our credit agreement, as amended and as waived.

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

The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                       -----------------------  ----------------------
                                                          2001        2000         2001         2000
                                                       ---------    ---------    ---------    ---------
                                                                     (dollars in thousands)
Premiums, net
     Direct                                            $ 204,941    $ 175,728    $ 411,404    $ 345,685
     Assumed                                               2,104        8,870        4,069       11,646
     Ceded                                               (51,492)     (65,658)    (106,708)    (133,667)
                                                       ---------    ---------    ---------    ---------
          Total premiums, net                          $ 155,553    $ 118,940    $ 308,765    $ 223,664
                                                       =========    =========    =========    =========

Benefits, claims, losses, and settlement expenses      $ 169,531    $ 142,027    $ 347,717    $ 276,868
Reinsurance recoveries                                   (46,469)     (52,004)     (95,459)    (105,287)
                                                       ---------    ---------    ---------    ---------
           Total benefits, claims, losses and
                settlement expenses                    $ 123,062    $  90,023    $ 252,258    $ 171,581
                                                       =========    =========    =========    =========

Selling, general, and administrative expenses
     Commissions                                       $  32,279    $  31,966    $  65,917    $  61,651
     Other operating expenses                             35,648       27,103       68,413       52,692
     Reinsurance expenses                                    450          865          954        1,905
     Reinsurance allowances                              (11,127)     (16,235)     (24,186)     (34,850)
                                                       ---------    ---------    ---------    ---------
           Total selling, general and administrative
                expenses                               $  57,250    $  43,699    $ 111,098    $  81,398
                                                       =========    =========    =========    =========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------


of the underlying policies reinsured, except for interest sensitive products, which are amortized over the expected profit stream of the in force business.

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

      The Company has experienced excessive losses on United Benefit Life and Provident American Life due to high benefit utilization and higher than anticipated claims costs. These blocks had a $4.5 million pre-tax loss, including legal expenses, for the second quarter of 2001 compared to a $0.7 million pre-tax loss for these blocks for the second quarter of 2000. Consequently, for the first half of 2001, these blocks had a $8.7 million pre-tax loss, including legal expenses, compared to a $1.9 million pre-tax loss for these blocks for the first half of 2000.

E. COMPREHENSIVE INCOME

      Comprehensive income (loss) is as follows:

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                           -------------------   ------------------
                                             2001       2000      2001        2000
                                           -------    -------    -------    -------
                                                     (dollars in thousands)
Net income (loss)                          $   711    $ 4,585    $(6,386)   $ 8,356
Other comprehensive income, net
   unrealized gain (loss) on securities,
   net of tax of $0                         (3,571)      (431)     4,755     (1,300)
Other                                          (69)       (26)      (600)      (292)
                                           -------    -------    -------    -------
   Comprehensive income                    $(2,929)   $ 4,128    $(2,231)   $ 6,764
                                           =======    =======    =======    =======

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

F.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for the three and six months ended June 30, 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                 -------------------------     -------------------------
                                                    2001           2000           2001          2000
                                                 ----------     ----------     ----------     ----------
Weighted average shares:
    BASIC                                        17,473,231     13,758,027     17,397,885     13,732,688
    Incremental shares from assumed exercise
       of stock options                                --          503,216           --          676,988
                                                 ----------     ----------     ----------     ----------

    DILUTED                                      17,473,231     14,261,243     17,397,885     14,409,676
                                                 ==========     ==========     ==========     ==========

G.  CONTINGENT MATTERS

     On July 19, 2001, the previously disclosed litigation, including the counter-suits, entitled Insurance Advisors of America, Inc., Transcend Group, Inc. and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, HealthPlan Services, Inc., United Benefit Life Insurance Company, Billy B. Hill, Rhonda Immoos, Continental General Insurance Company and Pyramid Life Insurance Company, case no. 17-184-65-00, in State District Court of Tarrant County, Texas, was settled. All cases regarding this matter, including the Ohio countersuit, were dismissed with prejudice. The settlement did not have a material adverse effect on our business, financial condition or results of operations.

     Neither Ceres nor any of our subsidiaries is party to, or the subject of, any material legal proceeding.

     The company is also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

H.  SEGMENT INFORMATION

     The Company has three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------

in the medical segment include comprehensive major medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2001
                                    UNAUDITED
-------------------------------------------------------------------------------


     The corporate and other segment encompasses all other activities of the Company, including interest income, interest expense, and corporate expenses of the parent company. Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                              JUNE 30,                JUNE 30,
                                                                     ----------------------    -----------------------
                                                                       2001          2000         2001         2000
                                                                     ---------    ---------    ---------    ---------
                                                                                       (dollars in thousands)
MEDICAL
     Revenues
          Net premiums                                               $  99,865    $  92,652    $ 201,291    $ 173,489
          Investment income, realized gains (losses)                     3,364        2,018        5,747        3,817
          Other income                                                   9,269        9,410       18,470       17,367
                                                                     ---------    ---------    ---------    ---------
                                                                       112,498      104,080      225,508      194,673
                                                                     ---------    ---------    ---------    ---------
     Expenses
          Benefits and claims                                           83,109       69,350      169,253      132,017
          Other operating expenses                                      32,201       29,681       61,370       53,186
          Special charges                                                 --           --          7,097         --
                                                                     ---------    ---------    ---------    ---------
                                                                       115,310       99,031      237,720      185,203
                                                                     ---------    ---------    ---------    ---------
     Segment profit (loss) before federal income taxes, minority
         interest and preferred stock dividends                      $  (2,812)   $   5,049    $ (12,212)   $   9,470
                                                                     =========    =========    =========    =========

SENIOR AND OTHER

     Revenues
          Net premiums                                               $  55,688    $  26,288    $ 107,474    $  50,175
          Investment income, realized gains (losses)                     5,942        3,779       11,702        7,572
          Other income                                                   1,414          800        1,868        1,170
                                                                     ---------    ---------    ---------    ---------
                                                                        63,044       30,867      121,044       58,917
                                                                     ---------    ---------    ---------    ---------
     Expenses
          Benefits and claims                                           39,953       20,673       83,005       39,564
          Other operating expenses                                      16,645        7,913       29,753       13,786
                                                                     ---------    ---------    ---------    ---------
                                                                        56,598       28,586      112,758       53,350
                                                                     ---------    ---------    ---------    ---------
     Segment profit before federal income taxes, minority
          interest and preferred stock dividends                     $   6,446    $   2,281    $   8,286    $   5,567
                                                                     =========    =========    =========    =========

CORPORATE AND OTHER
     Revenues
          Investment income, realized gains (losses)                 $     125    $      96    $     300    $     162
                                                                     ---------    ---------    ---------    ---------
     Expenses
          Interest and financing costs                                   1,279        1,192        2,764        2,378
          Other operating expenses                                       1,154         (821)       2,076          (35)
                                                                     ---------    ---------    ---------    ---------
                                                                         2,433          371        4,840        2,343
                                                                     ---------    ---------    ---------    ---------
     Segment loss before federal income taxes, minority interest
          and preferred stock dividends                              $  (2,308)   $    (275)   $  (4,540)   $  (2,181)
                                                                     =========    =========    =========    =========

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY INTEREST
      AND PREFERRED STOCK DIVIDENDS                                  $   1,326    $   7,055    $  (8,466)   $  12,856
                                                                     =========    =========    =========    =========


     The Company does not separately allocate investments or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

I.   SUBSEQUENT EVENT

     On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold for $16.0 million and concurrently leased back for a term of 15 years with four optional five year extensions. Monthly rent payments began in August 2001 and annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016. The net proceeds were used to:

         -        pay off the outstanding $7.9 million mortgage note;

         - permanently reduce our revolving line of credit by $2.5 million; and

         -        contribute $5.0 million to the capital of Central Reserve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements" for further information.

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

     The financial information for the quarter and six months ended June 30, 2000 included the operations of Central Reserve, Continental General, United Benefit Life and Provident American Life for the entire period. The financial information for the quarter and six months ended June 30, 2001 also included the operations of Pyramid Life, acquired on July 25, 2000, for the entire period.

RECENT EVENTS

     On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold for $16.0 million and concurrently leased back for a term of 15 years with four optional five year extensions. Monthly rent payments began in August 2001 and annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016. The net proceeds were used to:

         -        pay off the outstanding $7.9 million mortgage note;

         - permanently reduce our revolving line of credit by $2.5 million; and

         -        contribute $5.0 million to the capital of Central Reserve.

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

     In addition to the proposed sale of United Benefit Life's licenses and certain liabilities, United Benefit Life and Provident American Life policyholders were notified in July 2001 that their coverages would be terminated or replaced by the end of the year. We expect the business in these two subsidiaries to wind down by the early part of next year.

     Based on periodic reviews, we have had recent discussions with our rating agencies, including A.M. Best Company, regarding the financial ratings of our insurance subsidiaries. These discussions have focused on the losses in our medical segment and their effect on our ability to raise capital. A decline, or downgrade, in any of our ratings could affect our business, financial condition and results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

                                                                                                            INCREASE
                                              THREE MONTHS              THREE MONTHS                    (DECREASE) FROM
                                                 ENDED          % OF        ENDED          % OF           PREVIOUS YEAR
                                                JUNE 30,     CONSOLIDATED  JUNE 30,     CONSOLIDATED --------------------------
                                                 2001          REVENUES      2000         REVENUES    DOLLARS          %
                                               ---------      ---------   ---------      ---------   ---------      ---------
                                                                     (dollars in thousands)
Premiums, net
       Medical                                 $  99,865           56.9%  $  92,652           68.6%  $   7,213            7.8%
       Senior and other                           55,688           31.7%     26,288           19.5%     29,400          111.8%
                                               ---------      ---------   ---------      ---------   ---------
           Total                                 155,553           88.6%    118,940           88.1%     36,613           30.8%

Net investment income                              8,480            4.8%      5,884            4.4%      2,596           44.1%
Net realized gains                                   951            0.5%          9           --           942            N/M
Fee and other income                               9,287            5.3%      8,411            6.2%        876           10.4%
Amortization of deferred
   reinsurance gain                                1,396            0.8%      1,799            1.3%       (403)         (22.4)%
                                               ---------      ---------   ---------      ---------   ---------
           Consolidated revenues                 175,667          100.0%    135,043          100.0%     40,624           30.1%
                                               ---------      ---------   ---------      ---------   ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                     83,109           47.3%     69,350           51.4%     13,759           19.8%
      Senior and other                            39,953           22.7%     20,673           15.3%     19,280           93.3%
                                               ---------      ---------   ---------      ---------   ---------
           Total                                 123,062           70.0%     90,023           66.7%     33,039           36.7%

Selling, general and administrative
   expenses                                       57,250           32.6%     43,699           32.3%     13,551           31.0%
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                       (7,525)          (4.3)%    (7,163)          (5.3)%      (362)           5.1%
Amortization of goodwill                             275            0.2%        237            0.2%         38           16.0%
Interest expense and financing costs               1,279            0.7%      1,192            0.9%         87            7.3%
Federal income tax expense                           623            0.4%      2,470            1.8%     (1,847)         (74.8)%
Minority interest                                     (8)          --          --             --            (8)          --
                                               ---------      ---------   ---------      ---------   ---------
Net income                                           711            0.4%      4,585            3.4%     (3,874)         (84.5)%

Convertible voting preferred stock
   dividends                                         187            0.1%       --             --           187           --
                                               ---------      ---------   ---------      ---------   ---------
Net income attributable to
   common stockholders                         $     524            0.3%  $   4,585            3.4%  $  (4,061)         (88.6)%
                                               =========      =========   =========      =========   =========

Net income per share attributable
   to common stockholders
      Basic                                    $    0.03                  $    0.33                  $   (0.30)         (90.9)%
      Diluted                                       0.03                       0.32                      (0.29)         (90.6)%

-------------------------------------------
N/M = not meaningful

1.   NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended June 30, 2001, total net premiums were $155.6 million, an increase of 30.8%, from $118.9 million for the same quarter in 2000.

     MEDICAL

     Medical premiums for the quarter ended June 30, 2001 were $99.9 million compared to $92.7 million for the quarter ended June 30, 2000, an increase of 7.8%. The increase in medical premiums was primarily the result of reduced premiums ceded under reinsurance agreements and premium rate increases. New sales in the medical segment have decreased.

     SENIOR AND OTHER

     Senior and other premiums were $55.7 million for the quarter ended June 30, 2001 compared to $26.3 million for the quarter ended June 30, 2000, an increase of 111.8%. The increase in senior and other premiums was primarily the result of $17.9 million attributable to Pyramid Life, increased new sales and premium rate increases.

2.   OTHER REVENUES

     Net investment income was $8.5 million for the second quarter of 2001 compared to $5.9 million for the second quarter of 2000, an increase of 44.1%, due primarily to an increased investment base from the addition of Pyramid Life.

     Fee and other income increased to $9.3 million for the quarter ended June 30, 2001 compared to $8.4 million for the same quarter of 2000, an increase of 10.4%. This increase was attributable to new administrative fees introduced at Continental General after the first quarter of 2000 and fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $1.4 million for the quarter ended June 30, 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $16.2 million at June 30, 2001 was accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims and settlement expenses increased to $123.1 million for the quarter ended June 30, 2001 compared to $90.0 million for the same quarter in 2000, an increase of 36.7%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $83.1 million for the quarter ended June 30, 2001 compared to $69.4 million for the same quarter in 2000, an increase of 19.8%. The increase was a result of higher than anticipated benefit utilization in the second quarter of 2001 versus the same quarter of 2000 on a larger volume of business in force, $4.5 million in pre-tax operating losses in the second quarter with respect to United Benefit Life and Provident American Life and increased medical costs. The medical loss ratio was 83.2% for the quarter ended June 30, 2001 compared to 74.8% for the same quarter of 2000. The increase was due to increased medical inflation and higher than anticipated medical benefit utilization, particularly with respect to United Benefit Life and Provident American Life, as well as higher claims utilization in selected states on specific product lines that were terminated in 2000.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses were $40.0 million for the quarter ended June 30, 2001 compared to $20.7 million for the same quarter of 2000, an increase of 93.3%. The increase was a result of $12.6 million attributable to Pyramid Life and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 71.7% for the second quarter of 2001 compared to 78.6% for the second quarter of 2000, primarily attributable to increased volume of new premiums and lower benefit utilization.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $57.3 million in the second quarter of 2001 compared to $43.7 million in the second quarter of 2000, an increase of 31.0%. The increase in selling, general and administrative expenses represented a $0.3 million increase in commissions, an $8.2 million increase in other operating and reinsurance expenses attributable to our increased business base and reduced reinsurance allowances of $5.1 million resulting from a lower volume of ceded premiums. Pyramid Life accounted for $6.5 million of the $13.6 million increase. As a percentage of revenues, selling, general and administrative expenses increased to 32.6% in the second quarter of 2001 compared to 32.3% in the second quarter of 2000.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $7.5 million for the second quarter of 2001 compared to a net deferral of $7.2 million for the second quarter of 2000. The increase is primarily attributable to Pyramid Life and offset by the write-off of approximately $1.0 million in Central Reserve's DAC in two states due to the unprofitability and cancellation of the business in those states.

     Interest expense and financing costs increased to $1.3 million in the second quarter of 2001 compared to $1.2 million in the second quarter of 2000 as a result of a higher outstanding balance due primarily to the acquisition of Pyramid Life in July, 2000.

     A federal income tax expense of $0.6 million, or 34.0% of the income before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized due to the sale) was established for the second quarter of 2001. A similar effective rate was used for 2000.

     As a result of the foregoing, for the second quarter of 2001, net income was $0.7 million and net income attributable to common stockholders was $0.5 million, or $0.03 basic and diluted earnings per share of common stock, compared to net income of $4.6 million, or $0.33 basic and $0.32 diluted earnings per share of common stock, for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

                                                                                                           INCREASE
                                               SIX MONTHS                 SIX MONTHS                    (DECREASE) FROM
                                                 ENDED           % OF        ENDED          % OF         PREVIOUS YEAR
                                                JUNE 30,     CONSOLIDATED   JUNE 30,    CONSOLIDATED --------------------------
                                                  2001         REVENUES       2000       REVENUES     DOLLARS            %
                                               ---------      ---------   ---------       --------   ---------      ---------
                                                                     (dollars in thousands)
Premiums, net
       Medical                                 $ 201,291           58.0%  $ 173,489           68.4%  $  27,802           16.0%
       Senior and other                          107,474           31.0%     50,175           19.8%     57,299          114.2%
                                               ---------      ---------   ---------       --------   ---------
           Total                                 308,765           89.0%    223,664           88.2%     85,101           38.0%

Net investment income                             16,150            4.7%     11,615            4.6%      4,535           39.0%
Net realized gains (losses)                        1,599            0.4%        (64)          --         1,663            N/M
Fee and other income                              17,683            5.1%     15,340            6.0%      2,343           15.3%
Amortization of deferred
   reinsurance gain                                2,655            0.8%      3,197            1.2%       (542)         (17.0)%
                                               ---------      ---------   ---------       --------   ---------

           Consolidated revenues                 346,852          100.0%    253,752          100.0%     93,100           36.7%
                                               ---------      ---------   ---------       --------   ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                    169,253           48.8%    132,017           52.0%     37,236           28.2%
      Senior and other                            83,005           23.9%     39,564           15.6%     43,441          109.8%
                                               ---------      ---------   ---------       --------   ---------
           Total                                 252,258           72.7%    171,581           67.6%     80,677           47.0%

Selling, general and administrative
   expenses                                      111,098           32.0%     81,398           32.0%     29,700           36.5%
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                      (18,449)          (5.3)%   (14,937)          (5.9)%    (3,512)          23.5%
Amortization of goodwill                             550            0.2%        476            0.2%         74           15.5%

Interest expense and financing costs               2,764            0.8%      2,378            1.0%        386           16.2%
Special charges                                    7,097            2.0%       --             --         7,097           --
Federal income tax expense (benefit)              (2,057)          (0.6)%     4,500            1.8%     (6,557)           N/M
Minority interest                                    (23)          --          --             --           (23)          --
                                               ---------      ---------   ---------       --------   ---------
Net income (loss)                                 (6,386)          (1.8)%     8,356            3.3%    (14,742)           N/M

Convertible voting preferred stock
   dividends                                         372            0.1%       --             --           372           --
                                               ---------      ---------   ---------       --------   ---------
Net income (loss) attributable to
   common stockholders                         $  (6,758)          (1.9)% $   8,356            3.3%  $ (15,114)           N/M
                                               =========      =========   =========       ========   =========

Net income (loss) per share attributable to common stockholders

      Basic                                    $   (0.39)                 $    0.61                  $   (1.00)           N/M
      Diluted                                      (0.39)                      0.58                      (0.97)           N/M

---------
N/M = not meaningful

1.   NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the six months ended June 30, 2001, total net premiums were $308.8 million, an increase of 38.0%, from $223.7 million for the same period in 2000.

     MEDICAL

     Medical premiums for the six months ended June 30, 2001 were $201.3 million compared to $173.5 million for the six months ended June 30, 2000, an increase of 16.0%. The increase in medical premiums was primarily the result of premium rate increases and reduced premiums ceded under reinsurance agreements.

     SENIOR AND OTHER

     Senior and other premiums were $107.5 million for the six months ended June 30, 2001 compared to $50.2 million for the six months ended June 30, 2000, an increase of 114.2%. The increase in senior and other premiums was primarily the result of $34.9 million attributable to Pyramid Life, increased new sales and premium rate increases.

2.   OTHER REVENUES

     Net investment income increased to $16.2 million for the first six months of 2001 from $11.6 million for the first six months of 2000, an increase of 39.0%, due primarily to an increased investment base from the addition of Pyramid Life.

     Fee and other income increased to $17.7 million for the six months ended June 30, 2001 compared to $15.3 million for the same period in 2000, an increase of 15.3%. This increase was attributable to new administrative fees introduced at Continental General in May 2000 and fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $2.7 million for the six months ended June 30, 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $16.2 million at June 30, 2001 was accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims and settlement expenses increased to $252.3 million for the six months ended June 30, 2001 compared to $171.6 million for the same period in 2000, an increase of 47.0%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $169.3 million for the six months ended June 30, 2001 compared to $132.0 million for the same period in 2000, an increase of 28.2%. The increase was a result of higher than anticipated benefit utilization in the first six months of 2001 versus the same period in 2000 on a larger volume of business in force, $8.7 million in pre-tax operating losses for the first six months of 2001 with respect to United Benefit Life and Provident American Life, increased medical costs, and $2.4 million attributable to Pyramid Life. The medical loss ratio was 84.1% for the six months ended June 30, 2001 compared to 76.1% for the same period in 2000. The increase was due to increased medical inflation and higher than anticipated medical benefit utilization, particularly with respect to United Benefit Life and Provident American Life, as well as higher claims utilization in selected states on specific product lines that were terminated in 2000.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses were $83.0 million for the six months ended June 30, 2001 compared to $39.6 million for the same period in 2000, an increase of 109.8%. The increase was a result of $26.3 million attributable to Pyramid Life, including the seasonality on a much larger block of Medicare supplement business, and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 77.2% for the first six months of 2001 compared to 78.9% for the first six months of 2000, primarily attributable to increased volume of new premiums and lower benefit utilization.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $111.1 million in the first six months of 2001 compared to $81.4 million in the first six months of 2000, an increase of 36.5%. The increase in selling, general and administrative expenses represented a $4.3 million increase in commissions, a $14.8 million increase in other operating and reinsurance expenses attributable to our increased business base, and reduced reinsurance allowances of $10.6 million resulting from a lower volume of ceded premiums. Pyramid Life accounted for $13.1 million of the $29.7 million increase. As a percentage of revenues, selling, general and administrative expenses remained the same at 32.0% for the first six months of 2001 compared to the same period in 2000.

     The net (deferral) amortization and change in acquisition costs and value of business acquired resulted in a net deferral of $18.4 million for the first six months of 2001 compared to a net deferral of $14.9 million for the first six months of 2000. Pyramid Life accounted for $3.7 million of the net deferral.

     Interest expense and financing costs increased to $2.8 million in the first six months of 2001 compared to $2.4 million in the first six months of 2000 as a result of a higher outstanding balance due to the acquisition of Pyramid Life in July 2000.

     Special charges of $7.1 million represented a $5.9 million write-off of the deferred acquisition cost (DAC) asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with the loss on the sale of United Benefit Life, including the write-off of United Benefit Life's deferred tax costs. The DAC asset was written-off due to the termination of the business.

     A federal income tax benefit of $2.1 million, or 34.0% of the loss before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized due to the sale) was established for the first six months of 2001. A similar effective rate was used for 2000.

     As a result of the foregoing, for the first six months of 2001, net loss was $6.4 million and net loss attributable to common stockholders was $6.8 million, or $(0.39) basic and diluted earnings per share of common stock, compared to net income of $8.4 million, or $0.61 basic and $0.58 diluted earnings per share of common stock, for the first six months of 2000. Net income attributable to common stockholders excluding the United Benefit Life and Provident American Life operating losses of $8.7 million (including legal expenses) and the special charges of $7.1 million was $4.5 million, or $0.26 per diluted share for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts.

     Assets of $460.0 million, or 51.2% of the total assets, were in investments at June 30, 2001. Fixed maturities, our primary investment, were $449.2 million or 97.7% of total investments, at June 30, 2001. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at June 30, 2001.

     We hold few high-yield type securities, with 94.7% of our bonds being investment grade quality at June 30, 2001. In addition to the fixed maturities, we also had $43.9 million in cash and cash equivalents, and a $5.0 million revolver, that was fully drawn, at June 30, 2001. At June 30, 2001, there was no amount available for additional borrowings under the revolver.

     The total reinsurance receivable was $225.8 million at June 30, 2001. Of this amount, $216.5 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     Assets increased 2.0% to $898.0 million at June 30, 2001 from $880.5 million at December 31, 2000.

     The total policy liabilities and accruals (reserves) were 82.4% of the total liabilities at June 30, 2001 compared to 80.7% at December 31, 2000.

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

     Interest on the outstanding balance will be determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of
(a) the rate which is 0.50% of 1.0% in excess of a federal funds rate and (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million loan, the tranche A term loan. At June 30, 2001, the interest rate was 7.8% on the outstanding balance of $5.0 million. On August 6, 2001, we permanently repaid $2.5 million of our revolver from the net proceeds of the sale.

     On March 30, 2001, our credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT term loan bears interest at the same rate choices, as our $40.0 million term loan. At June 30, 2001, the interest rate on our tranche A term loan balance of $31.5 million was 7.4% and the interest rate on our $10.0 million CIT tranche B term loan was 7.8%. The first principal payment on the CIT term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

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

     In addition, we pledged the common stock of Central Reserve, Continental General, and other non-regulated subsidiaries as security for the credit agreement.

     At June 30, 2001, we were in compliance with our credit agreement, as amended and as waived.

     The mortgage note on our Cleveland headquarters bears interest at 9.5% per annum. On August 3, 2001, the mortgage note was prepaid in full in connection with the sale transaction.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. In addition, we believe that funds from our non-regulated subsidiaries will be sufficient to meet our bank revolver interest and term debt obligations over the next 12 months. Maturity of our outstanding $2.5 million bank revolver in February 2002 may require additional funds from capital or refinancing. However, we have put programs in place that we expect to generate additional income to enable us to meet all our debt obligations. In the future, we intend to rely primarily on dividends from our non-regulated subsidiaries to meet our outstanding debt obligations. Dividends from our non-regulated, non-insurance subsidiaries may be derived from their retained earnings, which are generated by fees paid by unaffiliated and affiliated companies under various agreements of these subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of these non-regulated subsidiaries. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. If additional funds become necessary, additional financing may not be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our growth or make any additional acquisitions. Our inability to raise capital could materially affect our business, including our ability to meet all our debt obligations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes comprehensive major medical plans; senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and corporate and other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H, Segment Information, to the Notes to our Condensed Consolidated Financial Statements for further information.

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

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels. Recent increased medical inflation and higher than anticipated utilization has had the effect in the first six months of 2001 of exceeding premium rate increases.

     Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of its assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, an insurer would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $19.6 million after-tax at June 30, 2001. This amount represents approximately 19.1% of our stockholders' equity.

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

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating healthcare costs. An article in The New York Times on May 25, 2001 "Medical Costs Surge as Hospitals Force Insurers to Raise Payments" cited a number of statistics related to medical cost increases:

     -    medical costs increased 10-15% in the first quarter of 2001;

     - this 10-15% first quarter increase is two to three times higher than increases during the past decade;

     - prescription drug costs increased almost 19% in 2000, with more increases expected this year and next; and

     - utilization of medical services has increased significantly, especially with new diagnostic and treatment equipment.

We will continue to attempt to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, as evidenced by the first six months of 2001, there can be no assurance that these efforts by us will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

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

     - our financial and claims paying ratings, including any potential downgrade due to the losses in our medical segment and its effect on our ability to raise capital;

     -    the risk of material adverse outcomes in litigation;

     -    a new and untested business plan;

     -    dependence on senior management and key personnel;

     - the failure to successfully manage our growth and integrate future acquisitions, including the failure to achieve cost savings;

     - the successful completion of the termination or replacement program with respect to the policies of United Benefit Life and Provident American Life;

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

                         PART II. FINANCIAL INFORMATION
                         ------------------------------

All items in Part II other than Items 1, 2, 4 and 6 are either inapplicable to Ceres, would not require a response or have been previously reported.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         On July 19, 2001, the previously disclosed litigation, including the countersuits, entitled Insurance Advisors of America, Inc., Transcend Group, Inc. and Jimmy K. Walker vs. Ceres Group, Inc., Ceres Financial Services, Inc., Peter W. Nauert, Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, HealthPlan Services, Inc., United Benefit Life Insurance Company, Billy B. Hill, Rhonda Immoos, Continental General Insurance Company and Pyramid Life Insurance Company, case no. 17-184-65-00, in State District Court of Tarrant County, Texas, was settled. All cases regarding this matter, including the Ohio countersuit, were dismissed with prejudice. The settlement did not have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         On July 2, 2001, we issued 103,412 shares of our common stock to Peter
W. Nauert, our Chairman, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         Also on July 2, 2001, we issued 11,490 shares of our common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         On April 2, 2001, we issued 37,166 shares of our common stock to Peter
W. Nauert, our Chairman, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

         Also on April 2, 2001, we issued 4,129 shares of our common stock to Billy B. Hill, Jr., our General Counsel, pursuant to his retainer agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act and exemptions available under applicable state securities laws.

         Also on April 2, 2001, we issued 68,025 shares of our common stock to eligible officers in connection with our 2000 Officer Bonus Plan. These issuances were not required to be registered under the Securities Act because the issuances were not "sales" within the meaning of Section 2(3) of the Securities Act. The issuances were also exempt from registration in accordance with exemptions available under applicable state securities laws.

         Also on April 2, 2001, we issued 7,170 shares of our common stock pursuant to our 2001 Stock Bonus Plan. Each employee who was employed by us from July 1, 2000 to March 31,

2001 received a one-time bonus of 10 shares of our common stock. These issuances were not required to be registered under the Securities Act because the issuances were not "sales" within the meaning of Section 2(3) of the Securities Act. The issuances were also exempt from registration in accordance with exemptions available under applicable state securities laws.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

a)       The Annual Meeting of Stockholders was held on June 12, 2001.

b) Proxies were solicited for election of directors by Ceres' management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement were made. All of management's nominees were elected to hold office until the next annual election of directors and until their successors are elected and qualified pursuant to a vote of stockholders.

c)       The matters voted upon were the following:

         1. With respect to the election of nine directors to serve until the next annual election of directors and until their successors are elected and qualified:

                           NAME                               FOR
                           Andrew A. Boemi                    15,168,873
                           Michael A. Cavataio                15,168,873
                           Bradley E. Cooper                  15,168,873
                           Susan S. Fleming                   15,168,376
                           Rodney L. Hale                     15,168,873
                           Robert J. Lunn                     15,168,873
                           Peter W. Nauert                    14,996,611
                           William J. Ruh                     15,168,873
                           Robert A. Spass                    15,150,173

         2. With respect to amendments to Ceres' 1998 Key Employee Share Incentive Plan to authorize an additional 1,000,000 shares, to include non-employee directors, consultants and advisors as eligible recipients of options under the plan, and to include a provision limiting the maximum number of options or stock appreciation rights granted under the plan to any one employee:

                                    For                     12,976,457
                                    Against                  1,149,477
                                    Withheld                    36,112

         3. With respect to a proposal to approve the QQLink.com, Inc. 2000 Key Employee Share Incentive Plan for Ceres' subsidiary, QQLink.com, Inc.:

                                    For                13,237,369
                                    Against               653,390
                                    Withheld              271,287

         4. With respect to a proposal to approve performance-based compensation for Peter W. Nauert, Ceres' Chairman of the Board, President and Chief Executive Officer:

                                    For                13,520,274
                                    Against               602,679
                                    Withheld               39,093

         5. With respect to a proposal to approve and ratify Ernst & Young, LLP as Ceres' independent accountants for fiscal year ending December 31, 2001:

                                    For                 15,507,660
                                    Against                 12,762
                                    Withheld                 6,852

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       Exhibits:

         10.37 Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.

b)       Reports on Form 8-K:  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CERES GROUP, INC.


Date:      August 14, 2001         By:  /s/ Charles E. Miller, Jr.
           ------------------           ---------------------------------------
                                        Charles E. Miller, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer and Chief Accounting Officer)

                                    EXHIBITS
                                    --------

         10.37 Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.