Form 10-Q
period 2001-09-30
CERES GROUP INC
filed 2001-11-13
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                           ------------------

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


                               17800 Royalton Road
                           Cleveland, Ohio 44136-5197
                           --------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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

Common Stock, $.001 Par Value - 17,664,847 shares as of November 1, 2001.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        PAGE
                                                                       ----
Item 1.   Financial Statements - Unaudited

          Condensed Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                     3

          Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 2001 and 2000      4

          Condensed Consolidated Statements of Stockholders' Equity -
            Nine months ended September 30, 2001                         5

          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2001 and 2000                6

          Notes to Condensed Consolidated Financial Statements -
            September 30, 2001                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    17

Item 3.   Quantitative and Qualitative Disclosure of Market Risk         30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              31

Item 2.   Changes in Securities and Use of Proceeds                      31

Item 6.   Exhibits and Reports on Form 8-K                               31

SIGNATURES                                                               32

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------


                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                                          2001            2000
                                                                                                      -------------    -----------
                                                                                                       (UNAUDITED)      (NOTE A)

ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                                   $463,877       $ 415,287
    Surplus notes                                                                                           4,994           4,995
    Policy and mortgage loans                                                                               5,920           5,829
                                                                                                         --------       ---------
        Total investments                                                                                 474,791         426,111
Cash and cash equivalents (of which $7,172 and $9,397 is restricted, respectively)                         56,847          59,512
Accrued investment income                                                                                   6,387           7,496
Premiums receivable                                                                                         5,136           5,852
Reinsurance receivable                                                                                    216,627         238,185
Property and equipment, net                                                                                 8,344          17,531
Deferred federal income taxes                                                                               1,007           3,797
Deferred acquisition costs                                                                                 68,288          55,989
Value of business acquired                                                                                 33,505          32,254
Goodwill                                                                                                   24,723          25,425
Other assets                                                                                               10,627           8,377
                                                                                                         --------       ---------
        Total assets                                                                                     $906,282       $ 880,529
                                                                                                         ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
    Future policy benefits, losses and claims                                                            $411,561       $ 408,169
    Unearned premiums                                                                                      46,938          42,751
    Other policy claims and benefits payable                                                              195,022         176,236
                                                                                                         --------       ---------
                                                                                                          653,521         627,156
Deferred reinsurance gain                                                                                  15,538          18,839
Other policyholders' funds                                                                                 25,334          24,246
Federal income taxes payable                                                                                  923           1,464
Mortgage note payable                                                                                          --           8,018
Debt                                                                                                       42,500          49,000
Other liabilities                                                                                          53,171          48,523
                                                                                                         --------       ---------
        Total liabilities                                                                                 790,987         777,246
                                                                                                         --------       ---------
Stockholders' equity
    Non-voting preferred stock, $.001 par value, 1,900,000 shares authorized, none issued                      --              --
    Convertible voting preferred stock, $.001 par value, at stated value, 100,000 shares
       authorized, 81,986 and 75,000 shares issued and outstanding                                          8,199           7,500
    Common stock, $.001 par value, 50,000,000 shares authorized, 17,636,444 and
       17,278,704 shares issued and outstanding, respectively                                                  18              17
    Additional paid-in capital                                                                             85,176          82,943
    Dividends distributable, convertible voting preferred stock                                               207             327
    Retained earnings                                                                                      17,265          18,672
    Accumulated other comprehensive income (loss)                                                           4,430          (6,176)
                                                                                                         --------       ---------
        Total stockholders' equity                                                                        115,295         103,283
                                                                                                         --------       ---------
        Total liabilities and stockholders' equity                                                       $906,282       $ 880,529
                                                                                                         ========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        CERES GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    --------------------------        --------------------------
                                                                       2001            2000             2001             2000
                                                                    ---------        ---------        ---------        ---------

REVENUES
Premiums, net
     Medical                                                        $ 103,987        $ 102,402        $ 305,278        $ 275,891
     Senior and other                                                  58,568           38,438          166,042           88,613
                                                                    ---------        ---------        ---------        ---------
       Total premiums, net                                            162,555          140,840          471,320          364,504
Net investment income                                                   8,124            7,707           24,274           19,322
Net realized gains                                                      3,616               99            5,215               35
Fee and other income                                                    9,885            8,077           27,568           23,417
Amortization of deferred reinsurance gain                                 646            1,298            3,301            4,495
                                                                    ---------        ---------        ---------        ---------
                                                                      184,826          158,021          531,678          411,773
                                                                    ---------        ---------        ---------        ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
     Medical                                                           79,385           74,506          248,638          206,523
     Senior and other                                                  42,946           29,512          125,951           69,076
                                                                    ---------        ---------        ---------        ---------
       Total benefits, claims, losses and
         settlement expenses                                          122,331          104,018          374,589          275,599

Selling, general and administrative expenses                           54,167           52,615          165,265          134,013
Net (deferral) amortization and change in
   acquisition costs and value of business acquired                    (1,839)          (6,633)         (20,288)         (21,570)
Amortization of goodwill                                                  274              306              824              782
Interest expense and financing costs                                    1,170            1,605            3,934            3,983
Special charges - Note D                                                   --               --            7,097               --
                                                                    ---------        ---------        ---------        ---------
                                                                      176,103          151,911          531,421          392,807
                                                                    ---------        ---------        ---------        ---------

Income before federal income taxes, minority
     interest, and preferred stock dividends                            8,723            6,110              257           18,966
Federal income tax expense                                              3,179            2,138            1,122            6,638
                                                                    ---------        ---------        ---------        ---------
Income (loss) after tax, before minority interest and
     preferred stock dividends                                          5,544            3,972             (865)          12,328
Minority interest                                                         (14)              --              (37)              --
                                                                    ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                                       5,558            3,972             (828)          12,328

Convertible voting preferred stock dividends                              207              138              579              138
                                                                    ---------        ---------        ---------        ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS               $   5,351        $   3,834        $  (1,407)       $  12,190
                                                                    =========        =========        =========        =========

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
     COMMON STOCKHOLDERS
     Basic                                                          $    0.30        $    0.23        $   (0.08)       $    0.84
     Diluted                                                             0.29             0.21            (0.08)            0.79

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

      CONVERTIBLE VOTING PREFERRED STOCK
      Balance at beginning of year                                                  $      7,500
      Issuance of stock:
         Dividends distributed                                                               699
                                                                                    ------------
            Balance at September 30, 2001                                           $      8,199
                                                                                    ============
      COMMON STOCK
      Balance at beginning of year                                                  $         17
      Issuance of shares:
         Employee benefit plans                                                                1
                                                                                    ------------
            Balance at September 30, 2001                                           $         18
                                                                                    ============
      ADDITIONAL PAID-IN CAPITAL
      Balance at beginning of year                                                  $     82,943
      Issuance of stock:
         Employee benefit plans                                                            2,233
                                                                                    ------------
            Balance at September 30, 2001                                           $     85,176
                                                                                    ============
      DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
      Balance at beginning of year                                                  $        327
      Dividends distributable                                                                579
      Dividends distributed                                                                 (699)
                                                                                    ------------
            Balance at September 30, 2001                                           $        207
                                                                                    ============
      RETAINED EARNINGS
      Balance at beginning of year                                                  $     18,672
      Net loss                                                                              (828)
      Dividends distributable, convertible voting preferred stock                           (579)
                                                                                    ------------
            Balance at September 30, 2001                                           $     17,265
                                                                                    ============
      ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
      Balance at beginning of year                                                  $     (6,176)
      Unrealized gain on securities, net of tax of $1,466                                 11,173
      Other                                                                                 (567)
                                                                                    ------------
            Balance at September 30, 2001                                           $      4,430
                                                                                    ============

      TOTAL STOCKHOLDERS' EQUITY                                                    $    115,295
                                                                                    ============
      NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
      Balance at beginning of year                                                        75,000
      Issuance of stock:
         Dividends distributed                                                             6,986
                                                                                    ------------
            Balance at September 30, 2001                                                 81,986
                                                                                    ============
      NUMBER OF SHARES OF COMMON STOCK
      Balance at beginning of year                                                    17,278,704
      Issuance of stock:
         Employee benefit plans                                                          357,740
                                                                                    ------------
            Balance at September 30, 2001                                             17,636,444
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                        -------------------------
                                                                                                          2001             2000
                                                                                                        ---------        --------

OPERATING ACTIVITIES
    Net income (loss)                                                                                   $    (828)       $ 12,328
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation and amortization                                                                       2,495           2,053
        Net realized gains                                                                                 (5,215)            (35)
        Deferred federal income tax expense                                                                 1,630           8,273
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                                             22,274          15,215
           Value of business acquired                                                                      (1,251)         (1,516)
           Goodwill                                                                                           702           1,943
           Federal income taxes payable/recoverable                                                          (541)         (3,062)
           Accrued investment income                                                                        1,109             998
           Other assets                                                                                    (2,250)            941
           Future policy benefits, claims and funds payable                                                21,752          14,679
           Unearned premium                                                                                 4,187          10,451
           Other liabilities                                                                               (2,530)          3,857
           Deferred acquisition costs                                                                     (13,171)        (20,054)
           Deferred reinsurance gain                                                                       (3,301)         (4,495)
                                                                                                        ---------        --------
Net cash provided by operating activities                                                                  25,062          41,576
                                                                                                        ---------        --------
INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                                                 (597)         (1,376)
    Purchase of fixed maturities available-for-sale                                                      (193,986)        (40,846)
    Proceeds from sale of Cleveland headquarters                                                           15,586              --
    Acquisition of Pyramid Life Insurance Company, net of $7,159 cash acquired                                 --         (37,339)
    Decrease (increase) in mortgage and policy loans, net                                                     (91)            321
    Proceeds from sales of fixed maturities available-for-sale                                            104,822          11,527
    Proceeds from calls and maturities of fixed maturities available-for sale                              57,309          27,462
    Proceeds from sale of property held for sale                                                               --           2,115
                                                                                                        ---------        --------
Net cash used in investing activities                                                                     (16,957)        (38,136)
                                                                                                        ---------        --------
FINANCING ACTIVITIES
    Increase in annuity account balances                                                                   20,297          12,408
    Decrease in annuity account balances                                                                  (18,783)        (23,160)
    Principal payments on mortgage note payable                                                            (8,018)           (103)
    Increase in debt borrowings                                                                            10,000          15,000
    Principal payments on debt                                                                            (16,500)         (5,000)
    Proceeds from issuance of common stock related to employee benefit plans                                2,234           1,094
    Proceeds from private placement of common stock, net of acquisition costs                                  --          18,400
    Proceeds from private placement of preferred stock                                                         --           7,500
                                                                                                        ---------        --------
Net cash provided by (used in) financing activities                                                       (10,770)         26,139
                                                                                                        ---------        --------
NET INCREASE (DECREASE) IN CASH                                                                            (2,665)         29,579
Cash and cash equivalents at beginning of year                                                             59,512          42,921
                                                                                                        ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                              $  56,847        $ 72,500
                                                                                                        =========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                                            $   3,659        $  4,031
    Cash paid during the period for federal income taxes                                                      500           1,000


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------

A. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

   The condensed consolidated financial statements for September 30, 2001 include the accounts of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company acquired on July 26, 2000.

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


CASH AND CASH EQUIVALENTS

   Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2001 and December 31, 2000, the Company had approximately $7.2 million and $9.4 million, respectively, in cash and cash equivalents that were not available due to restrictions on the cash held for self-funded accident and health accounts. The Company is entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.


INVESTMENTS

   The Company's insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

   In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends ARB No. 51, Consolidated Financial Statements.

   This Statement requires that "one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions." Additionally, this Statement resolves "significant implementation issues...which will improve compliance."

   The effective date of this Statement is for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company anticipates that the adoption of this standard will not have a significant effect on its results of operations, financial position or liquidity.

   In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which "addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs." This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company anticipates that the adoption of this standard will not have a significant effect on its results of operations, financial position or liquidity.

   In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which replaces APB Opinion No. 17, Intangible Assets. The Statement, "addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements." This
Statement:

   - specifies that "goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment";

   - "provides specific guidance for testing goodwill for impairment"; and

   - requires additional disclosures not previously required.

   The effective date of this Statement is for fiscal years beginning after December 15, 2001. Impairment losses are to be reported as resulting from a change in accounting principle. The

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------

Company is in the process of evaluating the potential impact of this Statement on its results of operations, financial position, and liquidity.

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, the Company adopted this Statement which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FASB Statement No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this Statement was effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this Statement was effective for our December 31, 2000 financial statements. The adoption of this Statement did not have a material effect on our financial position or results of operations as of December 31, 2000. In addition, the provisions effective June 30, 2001 did not have a material effect on our results of operations, financial position or liquidity.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FASB Statement No. 133 did not have a significant effect on our results of operations, financial position or liquidity.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------


B. DEBT

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2001               2000
                                                 -------------      -----------
                                                     (dollars in thousands)

   Mortgage note payable                           $    --            $ 8,018
                                                   =======            =======
   Bank credit facility                            $40,000            $34,000
   Revolver                                          2,500             15,000
                                                   -------            -------
                                                   $42,500            $49,000
                                                   =======            =======

   On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for $16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions. Monthly rent payments began in August 2001 and annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016. The net proceeds were used to:

   - prepay in full the outstanding $7.9 million mortgage note on our Cleveland headquarters on August 3, 2001;

   - permanently reduce our revolving line of credit by $2.5 million on August 6, 2001; and

   - contribute $5.0 million to the capital of Central Reserve.

   To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million, the tranche A term loan, under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and JPMorganChase, formerly The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments of $1.5 million are due through February 17, 2002 and $2.25 million thereafter through February 2005.

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

   The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------


the same rate choices as the $40.0 million tranche A term loan. At September 30, 2001, the interest rate on the revolver was 7.0% on the outstanding balance of $2.5 million.

   On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT tranche B term loan bears interest at the same rate choices as our tranche A term loan. At September 30, 2001, the interest rate on our tranche A term loan balance of $30.0 million and our $10.0 million CIT tranche B term loan was 7.2% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

   The common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At September 30, 2001, we were in compliance with our credit agreement, as amended.

   We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. However, we believe that funds will not be sufficient to meet all our bank debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of September 30, 2001, none of our insurance subsidiaries could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory deficits in unassigned surplus. Without any restructuring or refinancing of our current debt obligations, we will require additional funds to meet our obligations. We currently are in discussions with our banks with respect to such restructuring or refinancing. However, our banks may not agree to any restructuring, and additional financing may not be available on terms favorable to us or at all. If we are not able to raise capital, our business could be materially adversely affected, including our ability to meet all our debt obligations.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------


C. REINSURANCE

   The Company has entered into several quota-share reinsurance treaties, including treaties with Hannover Life Reassurance Company of America, on various blocks of business of its subsidiaries. Under the provisions of the treaties, the Company cedes between 50% and 100% of the premiums for these policies and in return receives reimbursement, for the same percentage, of the claims. In addition, the Company receives a commission and expense allowance. In another reinsurance arrangement, the Company also assumes certain policies, in which it paid certain commission and expense allowances, which are classified as reinsurance expenses below.

The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  ---------------------------         ---------------------------
                                                                    2001               2000             2001               2000
                                                                  ---------         ---------         ---------         ---------
                                                                                       (dollars in thousands)

Premiums, net
  Direct                                                          $ 207,742         $ 201,127         $ 619,146         $ 546,812
  Assumed                                                             2,045             2,728             6,114            14,374
  Ceded                                                             (47,232)          (63,015)         (153,940)         (196,682)
                                                                  ---------         ---------         ---------         ---------
    Total premiums, net                                           $ 162,555         $ 140,840         $ 471,320         $ 364,504
                                                                  =========         =========         =========         =========

Benefits, claims, losses, and settlement expenses                 $ 157,255         $ 152,465         $ 504,972         $ 429,333
Reinsurance recoveries                                              (34,924)          (48,447)         (130,383)         (153,734)
                                                                  ---------         ---------         ---------         ---------
    Total benefits, claims, losses and
      settlement expenses                                         $ 122,331         $ 104,018         $ 374,589         $ 275,599
                                                                  =========         =========         =========         =========

Selling, general, and administrative expenses
  Commissions                                                     $  32,119         $  33,195         $  98,036         $  94,846
  Other operating expenses                                           31,610            33,721           100,023            86,413
  Reinsurance expenses                                                  395               794             1,349             2,699
  Reinsurance allowances                                             (9,957)          (15,095)          (34,143)          (49,945)
                                                                  ---------         ---------         ---------         ---------
    Total selling, general and administrative expenses            $  54,167         $  52,615         $ 165,265         $ 134,013
                                                                  =========         =========         =========         =========

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------

   The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products, which are amortized over the expected profit stream of the in force business.

   We have reclassified certain prior period amounts in accordance with current year treatment.


D. SPECIAL CHARGES

   The Company reported special charges of $7.1 million in the first quarter of 2001 related to:

   - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

   - $1.2 million loss on United Benefit Life.

   The Company has experienced excessive losses at United Benefit Life and Provident American Life due to high benefit utilization and higher than anticipated claims costs. These blocks had $0.3 million pre-tax income for the third quarter of 2001 compared to a $2.3 million pre-tax loss for the third quarter of 2000, in each case including legal expenses. Consequently, for the nine months of 2001, these blocks had a $8.4 million pre-tax loss compared to a $4.2 million pre-tax loss for the same period in 2000, in each case including legal expenses.

   As previously reported, on May 8, 2001, Central Reserve entered into an agreement to sell the stock of United Benefit Life, including United Benefit Life's licenses and certain liabilities, to Pelagian, LLC, a Texas limited liability company. The sale was subject to approval by the State of Ohio Department of Insurance and other customary terms and conditions. Based on recent discussions with the Ohio Department of Insurance, we believe that approval of this transaction is unlikely. We expect that the parties will mutually terminate the stock purchase agreement within the next several days. In July 2001, we implemented a program to mitigate future losses of United Benefit Life by notifying policyholders that their policies would be terminated or replaced. We expect the business in United Benefit Life to substantially wind down by the early part of 2002.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------


E. COMPREHENSIVE INCOME

      Comprehensive income (loss) is as follows:

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                                  -----------------------          ---------------------------
                                                                   2001             2000             2001               2000
                                                                  -------          ------          --------           --------
                                                                                  (dollars in thousands)

Net income (loss)                                                 $ 5,558          $3,972          $   (828)          $ 12,328

Other comprehensive income (loss), net of tax:
  Unrealized  gain (loss) on securities, net of
    tax of $1,466 for 2001 and $0 for 2000 (1)                      6,418           4,592            11,173              3,292

Other                                                                  33             228              (567)               (64)
                                                                  -------          ------          --------           --------
  Comprehensive income                                            $12,009          $8,792          $  9,778           $ 15,556
                                                                  =======          ======          ========           ========

(1) Net of reclassification adjustments for net gains (losses) included in net income.



F. EARNINGS PER SHARE

   Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options are antidilutive for the nine months ended September 30, 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                          ------------------------------          ------------------------------
                                                            2001                 2000                2001                2000
                                                          ----------          ----------          ----------          ----------

Weighted average shares:

BASIC                                                     17,623,758          16,301,049          17,474,004          14,595,057

Convertible voting preferred stock                         1,334,195             888,845                  --             298,444

Stock awards and incremental shares from
  assumed exercise of stock options                           28,403             801,972                  --             683,736
                                                          ----------          ----------          ----------          ----------
DILUTED                                                   18,986,356          17,991,866          17,474,004          15,577,237
                                                          ==========          ==========          ==========          ==========


G. CONTINGENT MATTERS

   The Company has been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict the

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------


outcome of the lawsuits, including the award of punitive damages and, therefore, we cannot predict the financial impact on us of these lawsuits. We intend to vigorously contest these actions.

   In addition to the above, the Company is also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.


H. SEGMENT INFORMATION

   The Company has three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products in the medical segment include catastrophic and comprehensive major medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities of the Company, including interest income, interest expense, and corporate expenses of the parent company.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2001
                                    UNAUDITED
--------------------------------------------------------------------------------

     Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                                 ------------------------   -------------------------
                                                                      2001        2000          2001         2000
                                                                 ------------  ----------   -----------  ------------
                                                                                (dollars in thousands)
MEDICAL
     Revenues
          Net premiums                                             $ 103,987    $ 102,402    $ 305,278    $ 275,891
          Investment income, realized gains                            3,688        2,806        9,435        6,623
          Other income                                                10,133        8,809       28,603       26,176
                                                                   ---------    ---------    ---------    ---------
                                                                     117,808      114,017      343,316      308,690
                                                                   ---------    ---------    ---------    ---------
     Expenses
          Benefits and claims                                         79,385       74,506      248,638      206,523
          Other operating expenses                                    36,996       32,956       98,366       86,142
          Special charges                                               --           --          7,097         --
                                                                   ---------    ---------    ---------    ---------
                                                                     116,381      107,462      354,101      292,665
                                                                   ---------    ---------    ---------    ---------

     Segment profit (loss) before federal income taxes, minority
         interest and preferred stock dividends                    $   1,427    $   6,555    $ (10,785)   $  16,025
                                                                   =========    =========    =========    =========
SENIOR AND OTHER
     Revenues
          Net premiums                                             $  58,568    $  38,438    $ 166,042    $  88,613
          Investment income, realized gains                            7,878        4,662       19,580       12,234
          Other income                                                   398          566        2,266        1,736
                                                                   ---------    ---------    ---------    ---------
                                                                      66,844       43,666      187,888      102,583
                                                                   ---------    ---------    ---------    ---------
     Expenses
          Benefits and claims                                         42,946       29,512      125,951       69,076
          Other operating expenses                                    14,850       10,774       44,603       24,560
                                                                   ---------    ---------    ---------    ---------
                                                                      57,796       40,286      170,554       93,636
                                                                   ---------    ---------    ---------    ---------
     Segment profit before federal income taxes, minority
          interest and preferred stock dividends                   $   9,048    $   3,380    $  17,334    $   8,947
                                                                   =========    =========    =========    =========

CORPORATE AND OTHER
     Revenues
          Investment income, realized gains                        $     174    $     338    $     474    $     500
                                                                   ---------    ---------    ---------    ---------
     Expenses
          Interest and financing costs                                 1,170        1,605        3,934        3,983
          Other operating expenses                                       756        2,558        2,832        2,523
                                                                   ---------    ---------    ---------    ---------
                                                                       1,926        4,163        6,766        6,506
                                                                   ---------    ---------    ---------    ---------
     Segment loss before federal income taxes, minority interest
          and preferred stock dividends                            $  (1,752)   $  (3,825)   $  (6,292)   $  (6,006)
                                                                   =========    =========    =========    =========
INCOME BEFORE FEDERAL INCOME TAXES, MINORITY INTEREST AND
      PREFERRED STOCK DIVIDENDS                                    $   8,723    $   6,110    $     257    $  18,966
                                                                   =========    =========    =========    =========


     The Company does not separately allocate investments or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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

OVERVIEW

     We provide a wide array of health and life insurance products to approximately 560,000 insureds through two primary business segments. Our medical segment includes catastrophic and major medical health insurance for individuals, associations and small businesses. The senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 48,000 independent and exclusive agents and QQLink.com, Inc., our proprietary, patent pending electronic distribution system.

       The financial information for the quarter and nine months ended September 30, 2000 included the operations of Central Reserve, Provident American Life, Continental General, and United Benefit Life for the entire period. It also includes the operations of Pyramid Life, acquired on July 25, 2000, for the period subsequent to its acquisition. The financial information for the quarter and nine months ended September 30, 2001 includes the operations of all these subsidiaries for the entire period.

RECENT EVENTS

       As previously reported, on May 8, 2001, Central Reserve entered into an agreement to sell the stock of United Benefit Life, including United Benefit Life's licenses and certain liabilities, to Pelagian, LLC, a Texas limited liability company. The sale was subject to approval by the State of Ohio Department of Insurance and other customary terms and conditions. Based on recent discussions with the Ohio Department of Insurance, we believe that approval of this transaction is unlikely. We expect that the parties will mutually terminate the stock purchase agreement within the next several days. In July 2001, we implemented a program to mitigate future losses of United Benefit Life by notifying policyholders that their policies would be terminated or replaced. We expect the business in United Benefit Life to substantially wind down by the early part of 2002.

        In August 2001, the A.M. Best ratings of our insurance subsidiaries were downgraded, all with negative outlooks, due primarily to the losses at United Benefit Life and our need to raise capital. Central Reserve's rating was downgraded from B+(very good) to B(fair). Continental General's and Pyramid Life's ratings were downgraded from A-(excellent) to B+(very good). Also, in August 2001, Fitch downgraded Continental General from A- to BBB with "rating watch evolving" and downgraded Central Reserve from BBB+ to BB with a negative outlook.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                                INCREASE
                                           THREE MONTHS                   THREE MONTHS                       (DECREASE) FROM
                                               ENDED          % OF           ENDED           % OF             PREVIOUS YEAR
                                           SEPTEMBER 30,  CONSOLIDATED    SEPTEMBER 30,   CONSOLIDATED  -------------------------
                                                2001        REVENUES         2000           REVENUES      DOLLARS          %
                                           -------------  ------------    -------------   ------------  ----------    -----------
                                                                          (dollars in thousands)
Premiums, net
       Medical                               $ 103,987        56.3%       $ 102,402          64.8%     $   1,585          1.5%
       Senior and other                         58,568        31.7%          38,438          24.3%        20,130         52.4%
                                           -------------  ------------    -------------   ------------  ----------
           Total                               162,555        88.0%         140,840          89.1%        21,715         15.4%

Net investment income                            8,124         4.4%           7,707           4.9%           417          5.4%
Net realized gains                               3,616         2.0%              99           0.1%         3,517           N/M
Fee and other income                             9,885         5.3%           8,077           5.1%         1,808         22.4%
Amortization of deferred
   reinsurance gain                                646         0.3%           1,298           0.8%          (652)       (50.2)%
                                           -------------  ------------    -------------   ------------  ----------
           Consolidated revenues               184,826       100.0%         158,021         100.0%        26,805         17.0%
                                           -------------  ------------    -------------   ------------  ----------

Benefits, claims, losses and settlement
   expenses
      Medical                                   79,385        43.0%          74,506          47.1%         4,879          6.5%
      Senior and other                          42,946        23.2%          29,512          18.7%        13,434         45.5%
                                           -------------  ------------    -------------   ------------  ----------
           Total                               122,331        66.2%         104,018          65.8%        18,313         17.6%

Selling, general and administrative
   expenses                                     54,167        29.3%          52,615          33.3%         1,552          2.9%
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                     (1,839)       (1.0)%         (6,633)         (4.2)%        4,794         72.3%
Amortization of goodwill                           274         0.2%             306           0.2%           (32)       (10.5)%
Interest expense and financing costs             1,170         0.6%           1,605           1.0%          (435)       (27.1)%
Federal income tax expense                       3,179         1.7%           2,138           1.4%         1,041         48.7%
Minority interest                                  (14)         --               --            --            (14)
                                           -------------  ------------    -------------   ------------  ----------
Net income                                       5,558         3.0%           3,972           2.5%         1,586         39.9%

Convertible voting preferred stock
   dividends                                       207         0.1%             138           0.1%            69         50.0%
                                           -------------  ------------    -------------   ------------  ----------
Net income attributable to
   common stockholders                       $   5,351         2.9%       $   3,834           2.4%     $   1,517         39.6%
                                           =============  ============    =============   ============  ==========

Net income per share attributable
   to common stockholders
      Basic                                  $    0.30                    $    0.23                    $    0.07         30.4%
      Diluted                                     0.29                         0.21                         0.08         38.1%

--------------------------------
N/M = not meaningful

1. NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended September 30, 2001, total net premiums were $162.6 million, an increase of 15.4% from $140.8 million for the same quarter in 2000.

     MEDICAL
     -------

     Medical premiums for the quarter ended September 30, 2001 were $104.0 million compared to $102.4 million for the quarter ended September 30, 2000, an increase of 1.5%. The increase in medical premiums was primarily the result of reduced premiums ceded under reinsurance agreements and premium rate increases.

     SENIOR AND OTHER
     ----------------

     Senior and other premiums were $58.6 million for the quarter ended September 30, 2001 compared to $38.4 million for the quarter ended September 30, 2000, an increase of 52.4%. The increase in senior and other premiums was primarily the result of $8.6 million attributable to Pyramid Life premiums, increased new sales and premium rate increases.

2. OTHER REVENUES

     Net investment income was $8.1 million for the third quarter of 2001 compared to $7.7 million for the third quarter of 2000, an increase of 5.4%, due primarily to an increased investment base from the addition of Pyramid Life for three months in 2001 compared to two months in 2000.

     Net realized gains were $3.6 million for the third quarter of 2001 compared to $0.1 million for the same quarter of 2000 as a result of the sale of 30-year mortgage pass-through securities which reduced prepayment risk, and the sale of callable agency bonds which reduced call risk. Portfolio durations were also shortened to reduce the impact on bond values in a potentially rising interest rate environment. Cash was reinvested in corporate bonds and planned amortization class non-agency mortgage securities, which provide average life protection in a fluctuating interest rate environment.

     Fee and other income increased to $9.9 million for the quarter ended September 30, 2001 compared to $8.1 million for the same quarter of 2000, an increase of 22.4%. This increase was primarily attributable to Continental General's administrative fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $0.6 million for the quarter ended September 30, 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $15.5 million at September 30, 2001 was accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3. BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $122.3 million for the quarter ended September 30, 2001 compared to $104.0 million for the same quarter in 2000, an increase of 17.6%.

     MEDICAL
     -------

     Medical benefits, claims, losses and settlement expenses were $79.4 million for the quarter ended September 30, 2001 compared to $74.5 million for the same quarter in 2000, an increase of 6.5%. The increase was a result of higher benefit utilization in the third quarter of 2001 versus the same quarter of 2000 and due to increased medical inflation. The medical loss ratio was 76.3% for the quarter ended September 30, 2001 compared to 72.8% for the same quarter of 2000. The increase was due to higher medical benefit utilization.

     SENIOR AND OTHER
     ----------------

     Senior and other benefits, claims, losses and settlement expenses were $42.9 million for the quarter ended September 30, 2001 compared to $29.5 million for the same quarter of 2000, an increase of 45.5%. The increase was a result of $5.2 million attributable to Pyramid Life and additional claims and benefits paid on a larger volume of business in force, which was partially offset by medical inflation. The senior and other loss ratio decreased to 73.3% for the third quarter of 2001 compared to 76.8% for the third quarter of 2000, primarily attributable to Pyramid Life, increased volume of new premiums and lower benefit utilization.

4. OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $54.2 million in the third quarter of 2001 compared to $52.6 million in the third quarter of 2000, an increase of 2.9%. Expenses attributable to Pyramid Life increased $2.9 million. Commissions and other operating expenses, excluding Pyramid Life, decreased $6.4 million offset by reduced reinsurance allowances of $5.1 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 29.3% in the third quarter of 2001 compared to 33.3% in the third quarter of 2000.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $1.8 million for the third quarter of 2001 compared to a net deferral of $6.6 million for the third quarter of 2000. The decrease was primarily attributable to the write-off of approximately $4.9 million in Central Reserve's DAC in two states due to the unprofitability of the business in those states.

     Interest expense and financing costs decreased to $1.2 million in the third quarter of 2001 compared to $1.6 million in the third quarter of 2000 as a result of a decrease in outstanding debt and declining interest rates.

     A federal income tax expense of $3.2 million, or 35.0% of the income before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized) was established for the third quarter of 2001. A similar effective rate was used for 2000.

     As a result of the foregoing, for the third quarter of 2001, net income was $5.6 million and net income attributable to common stockholders was $5.4 million, or $0.30 basic and $0.29 diluted earnings per share of common stock, compared to net income of $4.0 million and net income attributable to common stockholders of $3.8 million, or $0.23 basic and $0.21 diluted earnings per share of common stock, for the third quarter of 2000.


     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000
                                                                                                                INCREASE
                                            NINE MONTHS                   NINE MONTHS                        (DECREASE) FROM
                                               ENDED          % OF           ENDED           % OF             PREVIOUS YEAR
                                           SEPTEMBER 30,  CONSOLIDATED    SEPTEMBER 30,   CONSOLIDATED  -------------------------
                                                2001        REVENUES         2000           REVENUES      DOLLARS          %
                                           -------------  ------------    -------------   ------------  ----------    -----------
                                                                          (dollars in thousands)
Premiums, net
       Medical                               $ 305,278       57.4%          $ 275,891         67.0%      $  29,387        10.7%
       Senior and other                        166,042       31.2%             88,613         21.5%         77,429        87.4%
                                           -------------  ------------    -------------   ------------  ----------
           Total                               471,320       88.6%            364,504         88.5%        106,816        29.3%

Net investment income                           24,274        4.6%             19,322          4.7%          4,952        25.6%
Net realized gains                               5,215        1.0%                 35           --           5,180         N/M
Fee and other income                            27,568        5.2%             23,417          5.7%          4,151        17.7%
Amortization of deferred
   reinsurance gain                              3,301        0.6%              4,495          1.1%         (1,194)      (26.6)%
                                           -------------  ------------    -------------   ------------  ----------
           Consolidated revenues               531,678      100.0%            411,773        100.0%        119,905        29.1%
                                           -------------  ------------    -------------   ------------  ----------

Benefits, claims, losses and settlement
   expenses
      Medical                                  248,638       46.8%            206,523         50.1%         42,115        20.4%
      Senior and other                         125,951       23.7%             69,076         16.8%         56,875        82.3%
                                           -------------  ------------    -------------   ------------  ----------
           Total                               374,589       70.5%            275,599         66.9%         98,990        35.9%

Selling, general and administrative
   expenses                                    165,265       31.1%            134,013         32.5%         31,252        23.3%
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                    (20,288)      (3.8)%           (21,570)        (5.2)%         1,282         5.9%
Amortization of goodwill                           824        0.2%                782          0.2%             42         5.4%
Interest expense and financing costs             3,934        0.7%              3,983          1.0%            (49)       (1.2)%
Special charges                                  7,097        1.3%                 --           --           7,097          --
Federal income tax expense                       1,122        0.2%              6,638          1.6%         (5,516)      (83.1)%
Minority interest                                  (37)        --                  --           --             (37)         --
                                           -------------  ------------    -------------   ------------  ----------


Net income (loss)                                 (828)      (0.2)%            12,328          3.0%        (13,156)        N/M

Convertible voting preferred stock
   dividends                                       579        0.1%                138           --             441         N/M
                                           -------------  ------------    -------------   ------------  ----------
Net income (loss) attributable to
   common stockholders                       $  (1,407)      (0.3)%         $  12,190          3.0%      $ (13,597)        N/M
                                           =============  ============    =============   ============  ==========
Net income (loss) per share attributable
   to common stockholders
      Basic                                  $   (0.08)                     $    0.84                    $   (0.92)        N/M
      Diluted                                    (0.08)                          0.79                        (0.87)        N/M

-------------------------------------------
N/M = not meaningful

1. NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the nine months ended September 30, 2001, total net premiums were $471.3 million, an increase of 29.3% from $364.5 million for the same period in 2000.

     MEDICAL
     -------
     Medical premiums for the nine months ended September 30, 2001 were $305.3 million compared to $275.9 million for the nine months ended September 30, 2000, an increase of 10.7%. The increase in medical premiums was primarily the result of premium rate increases and reduced premiums ceded under reinsurance agreements.

     SENIOR AND OTHER
     ----------------

     Senior and other premiums were $166.0 million for the nine months ended September 30, 2001 compared to $88.6 million for the nine months ended September 30, 2000, an increase of 87.4%. The increase in senior and other premiums was primarily the result of $43.6 million attributable to Pyramid Life premiums, increased new sales and premium rate increases.

2. OTHER REVENUES

     Net investment income increased to $24.3 million for the first nine months of 2001 from $19.3 million for the first nine months of 2000, an increase of 25.6%, due primarily to an increased investment base from the addition of Pyramid Life.

     Net realized gains increased to $5.2 million for the first nine months of 2001 from zero for the first nine months of 2000 as a result of the sale of 30-year mortgage pass-through securities which reduced prepayment risk, and the sale of callable agency bonds which reduced call risk. Portfolio durations were also shortened to reduce the impact on bond values in a potentially rising interest rate environment. Cash was reinvested in corporate bonds and planned amortization class non-agency mortgage securities, which provide average life protection in a fluctuating interest rate environment.

     Fee and other income increased to $27.6 million for the nine months ended September 30, 2001 compared to $23.4 million for the same period in 2000, an increase of 17.7%. This increase was attributable to new administrative fees introduced at Continental General in May 2000 and fees received on a larger volume of business in force.

     The amortization of deferred reinsurance gain of $3.3 million for the nine months ended September 30, 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $15.5 million at September 30, 2001 was accounted for as a deferred reinsurance gain on the consolidated condensed balance sheet.

3. BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $374.6 million for the nine months ended September 30, 2001 compared to $275.6 million for the same period in 2000, an increase of 35.9%.

     MEDICAL
     -------
     Medical benefits, claims, losses and settlement expenses were $248.6 million for the nine months ended September 30, 2001 compared to $206.5 million for the same period in 2000, an increase of 20.4%. The increase was a result of higher than anticipated benefit utilization in the first nine months of 2001 versus the same period in 2000 on a larger volume of business in force, $8.4 million in pre-tax operating losses for the first nine months of 2001 with respect to United Benefit Life and Provident American Life, increased medical costs, and $2.5 million attributable to Pyramid Life. The medical loss ratio was 81.4% for the nine months ended September 30, 2001 compared to 74.9% for the same period in 2000. The increase was due to increased medical inflation in the first half of 2001 and higher than anticipated medical benefit utilization, particularly with respect to United Benefit Life and Provident American Life, as well as higher claims utilization in selected states on specific product lines that were terminated in 2000.

     SENIOR AND OTHER
     ----------------

     Senior and other benefits, claims, losses and settlement expenses were $126.0 million for the nine months ended September 30, 2001 compared to $69.1 million for the same period in 2000, an increase of 82.3%. The increase was a result of $31.5 million attributable to Pyramid Life and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 75.9% for the first nine months of 2001 compared to 78.0% for the first nine months of 2000, primarily attributable to increased volume of new premiums and lower benefit utilization.

4. OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $165.3 million in the first nine months of 2001 compared to $134.0 million in the first nine months of 2000, an increase of 23.3%. The increase in selling, general and administrative expenses represented a $3.2 million increase in commissions, a $12.3 million increase in other operating and reinsurance expenses attributable to our increased business base, and reduced reinsurance allowances of $15.8 million resulting from a lower volume of ceded premiums. Pyramid Life accounted for $16.0 million of the $31.3 million increase. As a percentage of revenues, selling, general and administrative expenses have decreased to 31.1% for the first nine months of 2001 compared to 32.5% for the same period in 2000.

     The net (deferral) amortization and change in acquisition costs and value of business acquired resulted in a net deferral of $20.3 million for the first nine months of 2001 compared to a net deferral of $21.6 million for the first nine months of 2000. Pyramid Life accounted for $4.7 million of the net deferral. The decrease was primarily attributable to the write-off of Central Reserve's DAC of approximately $5.9 million in four states due to the unprofitability of the business in those states.

     Interest expense and financing costs decreased to $3.9 million in the first nine months of 2001 compared to $4.0 million in the first nine months of 2000 as a result of lower interest rates.

     Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life (see Note D, Special Charges, to the Notes to our Condensed Consolidated Financial Statements for further information), including the write-off of United Benefit Life's deferred tax costs. The DAC asset was written off due to the planned termination of the business.

     A federal income tax expense of $1.1 million, or 35.0% of the income before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized) was established for the first nine months of 2001. A similar effective rate was used for 2000.

     As a result of the foregoing, for the first nine months of 2001, the net loss was $0.8 million and the net loss attributable to common stockholders was $1.4 million, or $(0.08) basic and diluted earnings per share of common stock, compared to net income of $12.3 million, or $0.84 basic and $0.79 diluted earnings per share of common stock, for the first nine months of 2000. Net income attributable to common stockholders excluding the United Benefit Life and Provident American Life operating losses totaling $8.4 million (including legal expenses) and the special charges of $7.1 million was $9.7 million, or $0.54 per diluted share for the nine months ended September 30, 2001.

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

     Assets of $474.8 million, or 52.4% of the total assets, were in investments at September 30, 2001. Fixed maturities, our primary investment, were $463.9 million or 97.7% of total investments, at September 30, 2001. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at September 30, 2001.

     Approximately 94.8% of our bonds are of investment grade quality at September 30, 2001. In addition to the fixed maturities, we also had $56.8 million in cash and cash equivalents, and a $2.5 million revolver, at September 30, 2001. At September 30, 2001, there was no amount available for additional borrowings under the revolver.

     The total reinsurance receivable was $216.6 million at September 30, 2001. Of this amount, $205.7 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     Assets increased 2.9% to $906.3 million at September 30, 2001 from $880.5 million at December 31, 2000.

     The total policy liabilities and accruals (reserves) were 82.6% of the total liabilities at September 30, 2001 compared to 80.7% at December 31, 2000.

     On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for

$16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions. Monthly rent payments began in August 2001 and annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016. The net proceeds were used to:

     - prepay in full the outstanding $7.9 million mortgage note on our Cleveland headquarters on August 3, 2001;

     - permanently reduce our revolving line of credit by $2.5 million on August 6, 2001; and

     -    contribute $5.0 million to the capital of Central Reserve.

     To provide funds for the acquisition of Continental General in February 1999, we incurred debt of $40.0 million , the tranche A term loan, under a credit agreement. Under the terms of the credit agreement, dated as of February 17, 1999, among Ceres, various lending institutions and JPMorganChase, formerly The Chase Manhattan Bank, as Administrative Agent, quarterly principal payments of $1.5 million through February 17, 2002 and $2.25 million thereafter are due through February 2005.

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

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver must be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million tranche A term loan. At September 30, 2001, the interest rate on the revolver was 7.0% on the outstanding balance of $2.5 million.

     On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT to participate equally with the syndicate of banks and Chase under the credit agreement. The $10.0 million CIT tranche B term loan bears interest at the same rate choices as our tranche A term loan. At September 30, 2001, the interest rate on our tranche A term loan balance of $30.0 million and our $10.0 million CIT tranche B term loan was 7.2% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

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

          - consolidated net worth of $110.0 million through December 31, 2001, $160.0 million thereafter through December 31, 2002, and $200.0 million thereafter; and

          - a fixed charge coverage ratio (borrower cash flow to the sum of consolidated interest expense and scheduled repayments) of not less than 1.10 to 1.00 through June 30, 2002, 1.20 to 1.00 thereafter through June 30, 2003, and 1.30 to 1.00 thereafter.

     In addition, we pledged the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries as security for the credit agreement. At September 30, 2001, we were in compliance with our credit agreement, as amended.

       We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. However, we believe that funds will not be sufficient to meet all our bank debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of September 30, 2001, none of our insurance subsidiaries could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory deficits in unassigned surplus. Without any restructuring or refinancing of our current debt obligations, we will require additional funds to meet our obligations. We currently are in discussions with our banks with respect to such restructuring or refinancing. However, our banks may not agree to any restructuring, and additional financing may not be available on terms favorable to us or at all. If we are not able to raise capital, our business could be materially adversely affected, including our ability to meet all our debt obligations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes catastrophic and comprehensive major medical plans; senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and corporate and other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H, Segment Information, to the Notes to our Condensed Consolidated Financial Statements for further information.

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. For example, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing our exposure to any single product or state and by employing underwriting practices that identify and minimize the adverse impact of this risk.

         In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance company's operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company's state of domicile. For example, states have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an insurer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2000, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities. However, without additional capital or reinsurance, the capital levels at Central Reserve may be below "Company Action Level" at December 31, 2001, requiring it to submit a comprehensive plan to the Ohio Department of Insurance that discusses proposed corrective actions to improve Central Reserve's capital position.

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels. Recent increased medical inflation and higher than anticipated utilization has had the effect in the nine months ended September 30, 2001 of exceeding premium rate increases.

     Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of our liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $19.0 million after-tax at September 30, 2001. This amount represented approximately 16.5% of our stockholders' equity at such date.

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

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating healthcare costs. We will continue to attempt to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, as evidenced by the nine months ended September 30, 2001, there can be no assurance that these efforts by us will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

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

     - developments in healthcare reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996, and increased privacy regulation, and changes in laws and regulations in key states in which we operate;

     - our ability to implement increases in premium rates and to develop, distribute and administer competitive products and services in a timely, cost effective manner;

     -    our ability to maintain our current PPO network agreements;

     - the performance of others on whom we rely for reinsurance, particularly Hannover upon whom we have relied for substantially all of our reinsurance;

     -    our ability to meet risk-based capital requirements;

     - the adequacy of funds, including fee income, received from our non-regulated subsidiaries to meet Ceres' debt obligations;

     -    the risk of material adverse outcomes in litigation;

     -    dependence on senior management and key personnel;

     - the failure to successfully manage our expanding operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

     - our financial and claims paying ratings including any potential downgrades;

     - the performance of others on whom we rely for administrative and operations services;

     - restrictions on our insurance subsidiaries' ability to pay dividends to Ceres;

     - the failure to comply with financial and other covenants in our loan agreements;

     -    payments to state assessment funds;

     -    business conditions and competition in the healthcare industry;

     -    changes in tax laws;

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

                         PART II. FINANCIAL INFORMATION
                         ------------------------------

All items in Part II other than Items 1, 2, and 6 are either inapplicable to Ceres, would not require a response or have been previously reported.

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     We have been sued for compensatory damages and, in some cases, unspecified punitive damages in a number of actions pertaining to the insureds of United Benefit Life arising from claims payment issues. While we do not believe that United Benefit Life has harmed any of the plaintiffs in these lawsuits and we believe our reserves are adequate, we cannot predict the outcome of the lawsuits, including the award of punitive damages and, therefore, we cannot predict the financial impact on us of these lawsuits. We intend to vigorously contest these actions.

     In addition to the above, the Company is also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      On October 1, 2001, we issued 28,403 shares of our common stock to Peter
W. Nauert, our Chairman, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)   Exhibits: None.

b)   Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CERES GROUP, INC.


Date: November 9, 2001               By:  /s/ Charles E. Miller, Jr.
      ----------------------------        --------------------------------------
                                          Charles E. Miller, Jr.
                                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial
                                          Officer and Chief Accounting Officer)