Form 10-K405
period 2001-12-31
CERES GROUP INC
filed 2002-03-26
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001                 COMM FILE NO. 0-8483

                               CERES GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       34-1017531
         ---------------------------                ------------------------------------
       (State of Other Jurisdiction of             (I.R.S. Employer Identification Number)
       Incorporation or Organization)

    17800 ROYALTON ROAD, CLEVELAND, OHIO                            44136
  -----------------------------------------                       ---------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required led by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $65,516,420 computed based on the closing price of the common stock on March 1, 2002. (The Registrant considers affiliates to be directors, executive officers, and those persons subject to the Voting and Stockholders' Agreements.)

     The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2002 was 33,901,112.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2002 are incorporated by reference into Part
                             III of this Form 10-K.
--------------------------------------------------------------------------------

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                            PAGE
                                                                            ----
PART I
Item 1        Business....................................................    1
Item 2        Properties..................................................   20
Item 3        Legal Proceedings...........................................   20
Item 4        Submission of Matters to a Vote of Security Holders.........   20

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   21
Item 6        Selected Financial Data.....................................   23
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   25
Item 7A       Quantitative and Qualitative Disclosures about Market
              Risk........................................................   42
Item 8        Financial Statements and Supplemental Data..................   43
              Schedule II - Condensed Financial Information of
              Registrant..................................................   79
              Schedule III - Supplemental Insurance Information...........   82
              Schedule IV - Reinsurance...................................   83
Item 9        Changes in and Disagreement with Accountants on Accounting
              and Financial Disclosure....................................   84

PART III
Item 10       Directors and Executive Officers of the Registrant..........   84
Item 11       Executive Compensation......................................   84
Item 12       Security Ownership of Certain Beneficial Owners and
              Management..................................................   84
Item 13       Certain Relationships and Related Transactions..............   84

PART IV
Item 14       Exhibits, Financial Statements, Financial Statement
              Schedules, and Reports on Form 8-K..........................   84

Signatures................................................................   90

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Ceres provides a wide array of health and life insurance products to approximately 535,000 insureds through two primary business segments. Our senior segment includes senior health, life and annuity products for Americans age 55 and over. The medical segment includes catastrophic and major medical health insurance for individuals, associations and small businesses. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 48,000 independent and exclusive agents and QQLink, our proprietary, patent pending electronic distribution system.

     In 1998, a new management team led by Peter W. Nauert took control of Ceres and its then only insurance subsidiary, Central Reserve Life Insurance Company. The management team implemented a complete restructuring of the company and its operations by initiating a series of remedial actions designed to stabilize our operating performance, including repricing and eliminating unprofitable products, improving underwriting and reducing administrative expenses. Throughout the restructuring, we added experienced management personnel to our financial, actuarial, underwriting, claims, marketing and operations areas. We also initiated a growth strategy that included expanded distribution channels and product offerings and a series of strategic acquisitions, which included our entry into the senior market.

     We acquired Continental General Insurance Company, Provident American Life & Health Insurance Company and United Benefit Life Insurance Company to supplement our major medical platform at Central Reserve Life. In addition, we acquired selected major medical insureds of Central Benefits Mutual Insurance Company and a block of individual and small group health insurance written by American Chambers Life Insurance Company. We entered into the senior market by acquiring Continental General, with its significant senior health insurance business, and Pyramid Life Insurance Company, a company primarily in the senior market.

     The strategic acquisitions completed since 1998 have given us sufficient size and scope to compete in our markets. Since 1998, we increased our distribution channels from one to five, expanded our agent force from 16,000 to approximately 48,000 and increased our product offerings from five to approximately 40 in our major medical and senior markets. Assets increased from $135.8 million at December 31, 1997 to $946.0 million at December 31, 2001, and our gross premiums increased from $253.0 million for 1997 to $828.7 million for the year ended 2001.

     Our operating results have been negatively impacted by the results of United Benefit Life and Provident American Life. These companies have not met our expectations due to significantly higher than anticipated claims and benefit utilization and losses from unanticipated litigation. However, we limited our losses by reinsuring portions of these businesses under various reinsurance agreements and by halting new sales in these subsidiaries in July 2000. In addition, in July 2001, we implemented a program to mitigate future losses of these subsidiaries by notifying policyholders that their policies would be terminated or replaced. The business in these two subsidiaries will be substantially wound down by the early part of 2002.

     In addition, our operating results have been adversely impacted by industry-wide and historically high medical inflation. This environment has caused us to enhance and accelerate a number of programs to lessen the inflationary impact, including:

     - premium rate increases;

     - modified product lines for new sales;

     - target marketing;

     - proactive medical cost management; and

     - lowered administrative and sales expenses.

     Our senior segment continued to produce increasing profits for 2001, totaling $25.9 million in pre-tax segment profits for the year ended 2001. Our medical segment improved from the first half of 2001, and without the losses attributable to United Benefit Life and Provident American Life, this segment would have shown a pre-tax gain of $4.7 million. However, our acquisitions and internal growth have strained our capital levels. We have shifted our focus to achieving internal growth while controlling our costs, although we will still be open to selected strategic acquisitions.

     On December 27, 2001, we completed a follow-on public offering of 16,100,000 shares of our common stock, including the exercise of the underwriters' over-allotment option, at $3.20 per share for net proceeds of $46.5 million. The proceeds of the offering were used as follows:

     - $28.0 million contributed to the capital of our insurance subsidiaries;

     - $12.5 million to repay a portion of our bank debt;

     - $5.0 million to repurchase our convertible voting preferred stock; and

     - $1.0 million for working capital and general corporate purposes.

The offering significantly strengthened our balance sheet. We believe our focus on internal growth, along with increased capital, will lead to more predictable earnings, enhanced profitability and higher financial agency ratings of our insurance subsidiaries, which in turn will support greater internal growth capacity and enable us to enter into more favorable reinsurance agreements.

OUR CORE BUSINESSES

     SENIOR HEALTH, LIFE AND ANNUITY PRODUCTS. We increasingly focus on the senior segment because we believe this market has the potential for greater revenue growth and higher profit potential than our medical segment. In 2001, new sales of our senior health and life products rose 12.6% to $82.4 million of new annualized sales premiums from $73.2 million in 2000.

     These products are designed specifically for Americans age 55 and over, one of the country's fastest growing age segments that is projected to increase to 103 million people by 2025. In addition, the senior population controls 72% of the nation's wealth. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Health Care Financing Administration (HCFA), the number of Medicare enrollees, age 65 and over, nearly doubled between 1967 and 1999, growing to 33.9 million from 19.5 million. By 2007, the Medicare population is expected to exceed 44 million.

     CATASTROPHIC AND MAJOR MEDICAL INSURANCE. Historically, major medical insurance has been our core business, accounting for a greater percentage of our revenue than our senior segment. Our major medical segment includes insurance for individuals under age 65, associations and small businesses. With increasingly stringent federal and state restrictions on small group insurance, we now emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater regulatory latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters. We plan to maintain the current premium level of our medical segment by continuing the targeted market that we implemented in 2000 and 2001, adjusting premium rates as necessary to keep pace with medical inflation and by focusing on increasing profit margins through our medical management and expense management programs.

     We market and administer preferred provider organization (PPO) and traditional indemnity medical plans. We believe that increased costs and consumer dissatisfaction with limitations on choice of doctors and treatment have caused health maintenance organization (HMO) enrollments to decrease. Approximately 40% of U.S. workers have PPO coverage, providing them with greater freedom of choice of doctors and opportunity to seek care from doctors and facilities within networks to deliver healthcare at favorable rates compared to

HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments and deductibles. Traditional indemnity insurance usually allows policyholders substantial freedom of choice in selecting healthcare providers but without the financial incentives or cost-control measures typical of managed care plans.

     At the end of 2001, we restructured our management organization to increase the responsibility and accountability of key senior officers and improve our overall efficiency. We established three strategic business units: senior, individual medical and group medical. Each unit has its own separate business plans, goals, profit expectations and budgets. Individual medical and group medical are both part of our medical segment but each has different marketing, product development, underwriting, claims and administrative support needs. We believe that managing these as separate business and administrative units provides a greater opportunity to enhance the service we provide to our insureds and agents.

BUSINESS STRATEGY

     Principal elements of our business strategy include:

     INCREASING SENIOR MARKET FOCUS. Because of favorable demographics and higher profit potential in the senior segment, we are focusing more of our capital and sales efforts on this part of our business. We believe the senior market will continue to produce more predictable earnings, particularly since these products are designed to generate higher profit margins and are not as sensitive to medical inflation as major medical products. With the July 2000 acquisition of Pyramid Life, we significantly increased our senior business. We have been concentrating more of our agent recruiting and a significant amount of our product development efforts on the senior market. We also intend to transition our major medical insureds into our senior products as they age. For the year ended December 31, 2001, our senior segment comprised 36% of our total net premium revenues compared to 27% for 2000, and 33% of total new sales in 2001 compared to 25% in 2000.

     With our growing focus on the senior market, we have expanded our marketing for this segment. In addition, in October, we consolidated all administrative service functions for our senior segment into our Kansas City facility to enhance service as well as help reduce administrative expenses in 2002. Previously, part of our senior business was administered at our Omaha facility.

     ENHANCING MEDICAL COST MANAGEMENT. Our approach is to manage the cost of healthcare. We focus on reducing medical costs for our insureds by actively managing medical inflation and utilization rate costs. National health expenditures have grown from $41.0 billion, or $205 per capita, in 1965 to $1.1 trillion, or $4,164 per capita, in 1998, according to statistics compiled by HCFA. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals (which have increased almost 19% in 2000 to nearly $132 billion nationwide) and the aging of the population.

     In addition to monthly reviews of premium rate adequacy and taking actions to adjust rates on a product and state basis as needed, we also have numerous programs designed to lower medical costs for our insureds. Some of these programs include:

     - focusing our business with national and regional preferred provider organizations with superior pricing and management of costs;

     - use of a "Centers of Excellence" network providing our insureds access to transplant and other necessary high-risk procedures at approximately 50 renowned medical institutions that have the staff, experience and volume of patients to produce higher recovery rates while offering discounted costs;

     - a multiple benefit level pharmacy coverage to promote use of lower cost drugs when possible;

     - screening techniques to identify and move high-cost and high-risk insureds as early as possible into case management programs to enhance treatment programs and lower the long-term total medical expenses;

     - strengthening of our program to detect fraud and abuse by medical providers, policyholders or agents;

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

The purpose of these programs is to provide quality care and improved treatment outcomes while reducing total costs. We also offer insureds opportunities to make changes in their benefits to lower their premium payments. Our benefit design department works with our insureds to structure benefit packages to meet their budgets.

     Our "Personal Healthcare Management" program provides our insureds with 24-hour access to medical information, case management early intervention programs and non-network negotiation processes to lower medical expenses, as well as additional services to help them extend and make better use of insurance benefits.

     In 2000, we also developed new medical provider network discount programs to help our insureds maximize their insurance benefits. Since the beginning of 2001, we reduced our PPO networks from 51 to 23, without significantly reducing the number of insureds. We expect this reduction to result in network access fee savings and additional provider discounts, along with quicker claims processing for our insureds.

     IMPROVING UNDERWRITING AND PRODUCT DESIGN. We have improved our underwriting through more consistent and rigorous risk evaluation and controls that reflect current medical practices and treatment patterns. To anticipate and respond to regulatory changes and actual market and profitability experience, we closely monitor and manage premium rate adjustments and provide our policyholders opportunities to adjust their co-insurance and deductible provisions. We actively pursue product redesign and curtailment of unprofitable product offerings, where necessary.

     In 2001, we made material changes to our underwriting process to improve quality, timeliness and customer service. Changes in risk selection have been made to improve profitability. An underwriting philosophy based on rational selection of risks has produced a number of changes to our underwriting guidelines. We have aligned our pricing decisions to more accurately reflect the associated morbidity. Through review of claim charges, we have also made general enhancements to our underwriting guidelines to better reflect current medical practices and treatment patterns.

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

     Because of HIPAA and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. For 2001, our major medical certificates included 70.6% for individual and association products and 29.4% for small group products compared to 68.2% and 31.8%, respectively, in the year ended December 31, 2000.

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

     We have developed "Ceres Standards," a guideline of our best practices for underwriting of new business. These standards were implemented for all major medical business processed at our insurance subsidiaries, and include standardization of organizational design, business rules, risk selection and processing requirements.

     We selectively pursue geographic markets, products and sales agencies that provide us the greatest potential for profitability. This strategy includes exiting markets that are unprofitable for specific products. In addition, our ongoing product design efforts in both of our business segments keeps our product portfolio attractive to our sales force. In our medical segment, we are emphasizing new product lines that provide consumers with lower monthly premiums offset by greater out-of-pocket payments for routine and elective cases.

     REDUCING ADMINISTRATIVE COSTS. We are committed to reducing administrative costs through increases in efficiency, streamlined procedures and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses and consolidation of corporate services, such as accounting, marketing, and distribution. Administrative changes in 2002 will involve the utilization of new electronic technology. We expect to improve our efficiency and service as we move closer to a paperless environment. Our COAST (Ceres Online Access SysTem) program was implemented in 2000 to provide direct online communication for our agents who are able to check the status of business they submit via their computers 24 hours a day.

     We review expense variances to budgets on a monthly basis and make needed adjustments. If cost-effective, we outsource certain functions to independent third parties. We outsource all information and telephone systems at our Cleveland headquarters, the claims processing for our Central Reserve Life Ohio insureds, and the claims processing and other administrative services for the American Chambers Life Insurance Company business and for our insurance subsidiaries, Provident American Life and United Benefit Life. We believe this outsourcing offers us the following advantages:

     - predictable operational, administrative and systems costs;

     - variable expenses based upon volume of business;

     - the benefits of the vendors' expertise in specialized areas;

     - freeing our capital to be used for other aspects of growth strategy;

     - efficiency and economies of scale; and

     - system consolidation and integration.

     We began implementing a strong expense reduction program in the fourth quarter of 2001. For 2002, we expect to further streamline operations and reduce our general and administrative expenses through efficiency improvements and elimination of functions that do not support our core businesses.

     In 2001, our selling, general and administrative expenses as a percentage of consolidated revenue decreased to 31.4% compared to 32.3% in 2000.

     EXPANDING DISTRIBUTION CHANNELS. We have five distribution channels with approximately 48,000 independent agents. We believe that multiple distribution channels provide the greatest sales opportunities for our products. We are continuing to expand our marketing reach by recruiting new agents for our existing distribution systems. Beginning in 2001, we initiated a systematic program to focus our marketing expenses on more productive agents. We have also implemented tighter controls of agent sales activities which are designed to enhance the quality of business they generate for us.

     Our five distribution channels are:

     - senior career;

     - senior brokerage;

     - medical career;

     - medical brokerage; and

     - QQLink electronic distribution.

Our distribution channels are discussed in greater detail in "Marketing and Sales." Through compensation incentives, we encourage our agents to cross-sell our complementary, supplemental and non-insurance products and services that typically have higher profit margins.

     We believe that health and other insurance products increasingly will be marketed on the Internet. Other companies have launched a number of insurance e-commerce initiatives, including health insurance, with and without agent involvement in sales. Due to the complexity of health insurance and some life insurance products, we believe agent involvement is critical to the success of these ventures both for consumers and the insurance company. We believe our proprietary, patent pending QQLink electronic distribution system, which includes an agent interface to explain the complexity of many health and life products, should be favorably positioned for this emerging trend.

     In addition, in this challenging business environment, we believe our marketing and administrative structure provides us with competitive advantages in the medical market, including distribution strength, selective marketing programs, product design and cost management programs. We target our marketing on products, geographic areas and marketing organizations that offer the best opportunity for profitable growth. We have reduced our activities in a number of strengths and focused product support in states that provide greater profit potential.

     INCREASING FEE REVENUE. We enhance our revenue by charging fees for services such as:

     - medical care coordination programs;

     - claims processing on certain products;

     - administration for direct billing;

     - reinsurance management; and

     - management services for associations.

     Our fee revenue generates higher margins because fees are not generally subject to premium tax or commission payments. In 2001, our fee and other income increased 10.5% to $36.2 million from $32.7 million in 2000. Fee and other income from our non-regulated subsidiaries accounted for $11.4 million in 2001. Fees from our non-regulated subsidiaries, such as medical care coordination and management services, are used by Ceres to meet our debt obligations.

     In addition, QQLink generates revenue from fees and is expected to generate revenue from sales commissions. Fee income for QQLink includes:

     - monthly website hosting fees charged to participating agents for use of QQlink;

     - agent support service fees for training and certification programs; and

     - marketing fees from unaffiliated vendor companies.

PRODUCTS AND SERVICES

     We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, associations and small businesses, and senior Americans. We have specialized teams that focus on new product development for each of our markets. These teams review our current product offerings and compare them with our competitors' products and changing insured needs. We systematically review our individual and small group major medical plans to help us further develop our product mix.

     MAJOR MEDICAL. Our major medical products include catastrophic, comprehensive and basic coverage options from PPO benefit plans to traditional indemnity health insurance plans. Our major medical plans can also be configured as medical savings account plans.

     Because our PPO products provide for healthcare delivery at lower premium costs than traditional indemnity plans, we emphasize our PPO products and encourage our insureds to purchase them or convert from traditional indemnity health insurance. Our medical networks provide favorable rates and include other cost control measures to save money for our insureds.

     Our traditional indemnity health insurance products provide coverage for services from any qualified medical provider. Like our PPO products, our traditional indemnity health insurance products offer access to our negotiated network savings. Although our indemnity insureds are not required to use our network providers, we have established programs that reduce claims costs and out-of-pocket expenses for our insureds who do use network providers. We communicate these cost saving methods to our insureds.

     In July 1999, we also implemented a program to reduce claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for all maintenance prescription drugs.

     Our new Simplicity Series catastrophic products, released in the fourth quarter of 2001, are designed with higher profit margins. These products provide higher deductibles and co-payments and are designed to shift to consumers a greater portion of the risk for discretionary medical and brand-name pharmaceutical benefits. This benefit structure reduces premium payments for consumers and is designed to lower the level of future premium rate adjustments. We are also emphasizing medical savings account plans, which enable insureds to lower their insurance costs and have more control over their healthcare dollars. In addition, we are marketing a new hospital-only plan.

     SHORT-TERM MAJOR MEDICAL. This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.

     SMALL GROUP PRODUCTS. Our new Employer's Choice product provides higher deductibles and co-payments and lower premium payments for our small business customers. In addition, we offer small businesses with 2-100 employees a major medical plan in which we share the medical cost risk with the employer. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits, including coverage for vision care, dental, critical illness coverage or supplemental life insurance.

     LIFE AND ANNUITY. We also market group life insurance and annuity plans. We offer term life insurance as an ancillary product to our major medical insureds. We also offer various single premium deferred annuities.

     SENIOR HEALTH INSURANCE PRODUCTS. Our senior market products include a wide range of comprehensive and supplemental major medical benefit products. In 2000, we began releasing our new "Senior Power Portfolio," featuring 12 health, life and annuity products for Americans age 55 and over. The medical benefit products in this package include Medicare supplement, long-term care, home healthcare, extended convalescent care, cancer coverage and acute recovery care that includes shorter length facility care.

     We are focusing more product development attention in our senior segment on long-term care insurance and Medicare Select products. Long-term care products provide needed benefits to supplement Medicare and Medicare Supplement coverage for nursing home and home healthcare expenses. Medicare Select is a specific type of Medicare Supplement plan that provides lower premiums for consumers through hospitals that have agreed to waive the Medicare Part A deductible amount.

     SENIOR LIFE INSURANCE AND ANNUITIES. The life insurance and annuity products in our "Senior Power Portfolio" include lower face amount life insurance policies offering coverages up to $50,000 and annuity plans with first-year bonus interest or interest rate guarantees.

     SPECIALTY AND SUPPLEMENTAL INSURANCE PRODUCTS. We enhance our base medical insurance products with a select group of complementary supplemental products. These products provide increased protection for our insureds and additional commission income for our agents, and are designed with higher profit margins for us. We provide compensation and marketing support programs to encourage our agents to use these products for cross-selling purposes. These supplemental products include:

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

MARKETING AND SALES

     Our distribution channels are critical for our continued growth. We market our products through approximately 48,000 agents in 49 states, the District of Columbia and the U.S. Virgin Islands. In 2001, we recruited approximately 14,200 new agents. Our total number of agents has remained approximately the same as at the beginning of 2001 because we initiated a systematic program to focus our marketing expenses on more productive agents by reducing the number of low and non-producing agents.

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

     DISTRIBUTION CHANNELS. We use a variety of distribution systems in marketing our products, including independent agents, exclusive agents and electronic distribution. Because product lines vary among many of these distribution systems, we have some overlap of agents between channels. Some of our agents are licensed and contracted with more than one of our distribution channels.

     We base our five distribution channels on organization of the agents and specific markets or products:

     1. SENIOR CAREER. With our acquisition of Pyramid Life, we gained a distribution system of agents who sell primarily for Pyramid Life. This distribution channel targets the 59 million Americans age 55 and over, with a product line including Medicare supplement, long-term care, home healthcare, convalescent and acute recovery care, and senior life and annuities. We are initiating a program to expand our senior marketing reach into new areas, including the Western and Mountain States and several Midwestern States.

     2. SENIOR BROKERAGE. Agents in this distribution channel target the 59 million Americans age 55 and over with a comprehensive product line, similar to the career channel. However, these agents may represent multiple insurance carriers.

     3. MEDICAL CAREER. This channel is comprised of well-established marketing organizations and our newly-developed exclusive agent agency, HealthMark Sales, LLC. This operation concentrates on individual catastrophic health insurance and supplemental health insurance sales of specially designed products primarily in rural markets. At December 31, 2001, HealthMark had approximately 500 dedicated agents.

     4. MEDICAL BROKERAGE. This distribution system concentrates on individuals, associations and small business owners. The product portfolio creates cross-selling and package-selling opportunities and includes catastrophic medical coverage, individual medical plans, small group medical plans, medical savings account plans, basic medical coverage, short-term major medical, dental and supplemental products, including life insurance and annuities. These agents may represent multiple insurance carriers.

     5. QQLINK ELECTRONIC DISTRIBUTION. In addition to the traditional agent distribution channels, in the fall of 2000, we began enrolling agents to participate in our proprietary, patent pending electronic distribution system, QQLink. QQLink is 94% owned by Ceres with most of the remaining 6% primarily owned by 16 of our agents.

        QQLink combines a traditional agent distribution system with direct online sales of insurance and other financial service products. Consumers are able to review and receive premium quotes and apply for insurance online, with or without the assistance of an agent. We believe that QQLink will enable agents to substantially increase the client base they serve.

        QQLink has established marketing alliances with unaffiliated insurance, financial service and other vendors of products and services. We are continuing to pursue additional alliances in order to position QQLink as a distributor of many products from a growing number of companies.

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

     - user-friendly proposal software;

     - training seminars to introduce new products and sales material for our agents; and

     - consistent agent communication and quality sales materials.

CUSTOMER BASE

     We had approximately 400,000 certificates and individual policies in force as of December 31, 2001, representing approximately 535,000 insureds. One association, Eagle Association, had approximately 44,000 certificate holders, or 11.0% of all our certificates and individual policies in force as of December 31, 2001. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2001 and 2000.

                                                 DECEMBER 31, 2001     DECEMBER 31, 2000
                                                -------------------   -------------------
                                                INDEMNITY     PPO     INDEMNITY     PPO
                                                ---------   -------   ---------   -------
Major Medical.................................    30,960    137,224     45,539    174,982
Senior and Supplemental Products..............   168,643         --    173,137         --
                                                 -------    -------    -------    -------
     Total Health.............................   199,603    137,224    218,676    174,982
Life and Annuity Products.....................    63,530         --     68,703         --
                                                 -------    -------    -------    -------
     Total....................................   263,133    137,224    287,379    174,982
                                                 =======    =======    =======    =======

     The geographic distribution of direct and assumed premiums, before reinsurance ceded, on a statutory basis of all of our subsidiaries in 2001 and 2000, including only five months for Pyramid Life in 2000, is presented in the table below. The presentation on a statutory basis differs from generally accepted accounting principles (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes.

DECEMBER 31, 2001                                  DECEMBER 31, 2000
(IN THOUSANDS)                                     (IN THOUSANDS)
---------------------------------------------      ----------------------------------------------
                                     PERCENT                                             PERCENT
STATE                      AMOUNT    OF TOTAL      STATE                       AMOUNT    OF TOTAL
-----                     --------   --------      -----                      --------   --------
Ohio....................  $101,868     11.7%       Ohio....................   $104,179     13.0%
Texas...................    92,341     10.6        Florida.................     77,490      9.7
Florida.................    73,522      8.4        Texas...................     67,306      8.4
Indiana.................    56,831      6.5        Indiana.................     54,555      6.8
Pennsylvania............    44,250      5.1        Georgia.................     35,576      4.5
Tennessee...............    34,471      3.9        North Carolina..........     34,988      4.4
Georgia.................    34,429      3.9        Tennessee...............     29,896      3.7
Missouri................    30,755      3.5        Missouri................     28,424      3.6
Illinois................    28,721      3.3        South Carolina..........     28,356      3.6
Nebraska................    26,844      3.1        Kansas..................     27,711      3.5
Other...................   349,753     40.0        Other...................    310,082     38.8
                          --------    -----                                   --------    -----
          Total.........  $873,785    100.0%       Total...................   $798,563    100.0%
                          ========    =====                                   ========    =====

PRICING AND UNDERWRITING

     Effective, consistent and accurate underwriting is an important element of our profitability and depends on our ability to adequately predict claims liability when determining the prices for our products. Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience and competitive factors. We have adopted and follow "Ceres Standards," a guideline for underwriting of new business. These detailed uniform underwriting procedures are designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, we employ an experienced professional underwriting staff.

     In most circumstances, our pricing and underwriting decisions follow a prospective rating process. A fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs may not be able to be recovered in the current policy year. However, prior experience, in the aggregate, is considered in determining premium rates for future periods.

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

     Our profitability depends on our ability to adequately increase rates for both new business and at renewal. We have implemented procedures that permit us to apply to regulatory authorities for corrective rate actions on a timely basis with respect to both new business rates and the current market rates. This allows us to analyze whether these rates sufficiently cover benefits, expenses and commissions. For renewal business, we analyze our loss ratios and compare them to our target loss ratios. When this analysis is complete, we immediately implement any necessary corrective action, including rate increases.

CLAIMS

     All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We outsource claims processing for our Central Reserve Life Ohio insureds and claims processing and other administrative services for the Chambers business to Antares Management Solutions, a division of Medical Mutual Services, which is a subsidiary of Medical Mutual of Ohio. We also outsource claims processing for Provident American Life and United Benefit Life policies prior to their termination or replacement to HealthPlan Services Corporation. In 2001, as part of the termination or replacement of United Benefit Life's and Provident American Life's policies, we also outsource claims processing for the replacement product, HealthEdge, to Antares.

     We periodically utilize the services of personnel from our medical cost management subsidiary to review certain claims. When a claim is filed, we may engage medical cost management personnel to review the claim, including the specific health problem of the insured and the nature and extent of healthcare services being provided. Medical cost management personnel often assist the insured by determining that the services provided to the insured, and the corresponding benefits paid, are appropriate under the circumstances.

     In 2001, we also expanded our claims review process by establishing a unit that focuses on potential cases of fraud or abuse, including investigating fraud or misrepresentation by medical providers, policyholders or agents. Claims that exceed a certain dollar amount or fit a certain profile based on diagnosis or time period following policy issuance are subject to detailed review.

     All of our claims processing, including the claims that are outsourced, must apply the same claims management standards. In addition, we perform random audits of both our internal and outsourced claims processing. Although from time-to-time we experience backlogs in claims inventory, we, together with our vendors, actively work to meet our goals relating to turnaround time, accuracy and call response.

SYSTEMS

     Our ability to continue providing quality service to our insureds and agents, including policy issuance, billing, claims processing, commission reports and accounting functions is critical to our ongoing success. We believe that our overall systems are an integral part in delivering that service. We regularly evaluate, upgrade and enhance the information systems that support our operations.

     Our business depends significantly on effective information systems. We have many different information systems for our various businesses, including the use of our third party vendors' systems. Our information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems or relationships with third party vendors in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. A significant portion of our systems is obtained through third party vendors.

     Pursuant to an administrative services agreement with Antares Management Solutions, we outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Life Ohio insureds. In addition, we outsource claims processing and other administrative services for the Chambers business to Antares. The claims processing and other administrative services for our insurance subsidiaries, Provident American Life and United Benefit Life, prior to their termination or replacement, are outsourced to HealthPlan Services. In 2001, as part of the termination or replacement of United Benefit Life's and Provident American Life's policies, we also outsource claims processing for the replacement product, HealthEdge, to Antares. We receive regular reports from our third party vendors that enable us to closely monitor our business on those systems.

INVESTMENTS

     We attempt to minimize our business risk through conservative investment policies. Our investment objectives are to maximize yields, preserve principal and maintain liquidity. Investments for insurance companies must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments that may be made. Due to the restrictive nature of these laws, there may be occasions when we may be precluded from making certain otherwise attractive investments. We periodically evaluate these securities. The effective durations of our investments vary from subsidiary to subsidiary with the life insurance subsidiaries between four and five years and the health companies between two and three years.

     At December 31, 2001, approximately 98.8% of our invested assets were fixed maturity securities, including surplus notes. At December 31, 2001, 94.8% of our fixed maturity securities were of investment grade quality with 80.6% in securities rated A or better (typically National Association of Insurance Commissioners (NAIC I) and 14.2% in securities rated BBB (typically NAIC II). We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.

     At December 31, 2001, our investments in mortgage-backed securities totaled $138.0 million, or 28.6% of total invested assets. We minimize the credit risk of our mortgage-backed securities by holding primarily issues of U.S. Government agencies or high-quality non-agency issuers rated AA or better. Among the agency mortgage-backed securities, which comprises 10.5% of the portfolio, the securities are comprised of pass-through securities and planned amortization class collateralized mortgage obligations. The pass-through securities primarily are invested in current market coupons that should exhibit only moderate prepayments in a declining interest rate environment, while the planned amortization class collateralized mortgage obligations provide strong average life protection over a wide range of interest rates. The non-agency mortgage-backed securities, which represent 18.1% of the portfolio, consist of commercial and jumbo residential mortgage securities. The commercial mortgage-backed securities provide very strong prepayment protection through lockout and yield maintenance provisions, while the residential mortgage-backed securities are concentrated in non-accelerating securities that have several years of principal lockout provisions.

     The amortized cost and estimated fair value of invested assets as of December 31, 2001, were as follows:

                                                            GROSS UNREALIZED
                                                AMORTIZED   ----------------   ESTIMATED
                                                  COST      GAINS    LOSSES    FAIR VALUE
                                                ---------   ------   -------   ----------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities....................  $ 29,051    $  611   $    (5)   $ 29,657
  U.S. Agencies...............................    10,323       347       (11)     10,659
  State and political subdivisions............     1,083        --       (11)      1,072
  Corporate bonds.............................   273,915     4,049    (5,137)    272,827
  Mortgage- and asset-backed securities.......   154,309     2,569    (1,303)    155,575
  Preferred stock.............................     1,520       182        (7)      1,695
                                                --------    ------   -------    --------
     Total available-for-sale.................   470,201     7,758    (6,474)    471,485
Surplus notes.................................     5,045       166        --       5,211
Mortgage loans................................        57        --        --          57
Policy notes..................................     5,869        --        --       5,869
                                                --------    ------   -------    --------
     Total investments........................  $481,172    $7,924   $(6,474)   $482,622
                                                ========    ======   =======    ========

RESERVES

     We establish and report liabilities or reserves on our balance sheet for unpaid healthcare costs by estimating the ultimate cost of incurred claims that have not yet been reported to us by our policyholders or their providers and reported claims that we have not yet paid. Since these reserves represent our estimates, the process requires a degree of judgment. Reserves are established according to Actuarial Standards of Practice and generally accepted actuarial principles and are based on a number of factors, including experience derived from historical claims payments and actuarial assumptions to arrive at loss development factors.

     Such assumptions and other factors include:

     - healthcare cost trends;

     - the incidence of incurred claims;

     - the extent to which all claims have been reported; and

     - internal claims processing charges.

Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening, or improvement, of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change.

     The majority of Central Reserve's, Provident American Life's and United Benefit Life's reserves and liabilities for claims are for the health insurance business. The majority of Continental General's and Pyramid Life's reserves and liabilities for claims are for the life and annuity business. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not yet reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities also are impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on extensive estimates and prior years' statistics.

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

     We may from time to time need to increase our claims reserves significantly in excess of our estimates. For example, in 2001, we increased claims reserves for our medical segment to provide for an increase in medical benefit utilization and increased medical inflation which emerged during the first quarter. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations.

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

     EXISTING ARRANGEMENTS. In the ordinary course of business, we maintain reinsurance arrangements designed to limit the maximum amount of exposure that we retain on a given policy. For ordinary and group life claims, Continental General's maximum retention is $125,000, Pyramid Life's maximum retention is $100,000, and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, including recent reinsurance agreements, see Note J, Reinsurance Arrangements, to our consolidated financial statements.

     A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. Hannover accounted for 94.4% of the total premiums ceded by our subsidiaries. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve Life, Provident American Life, United Benefit Life and Continental General. Our reinsurance agreements with Hannover are not cancelable or terminable by Hannover. In recent years, we have reduced our reliance on reinsurance. Our arrangements are generally for closed blocks of business which means that Hannover, since we discontinued sales activities of United Benefit Life and Provident American Life in July 2000, is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements, except for the new HealthEdge product as explained below. Hannover is reinsuring the business under the reinsurance agreements until those policies lapse or are terminated by us.

     In July 2001, we implemented a program to terminate or replace the United Benefit Life and Provident American Life policies. Some policyholders in some states were offered a replacement product, HealthEdge, underwritten by Provident American Life. Hannover reinsures the HealthEdge product on the same basis as the reinsurance under the old policy. United Benefit Life has no sales activities, and, other than the HealthEdge replacement product, Provident American Life has no sales activities. The business of United Benefit Life and Provident American Life, other than HealthEdge, should be substantially wound down by the early part of 2002.

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

     The total premiums ceded by our subsidiaries in 2001 to unaffiliated reinsurers amounted to $193.7 million, of which Hannover represented approximately 94.4%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $223.3 million as of December 31, 2001, of which approximately 86.0% was attributable to Hannover.

     Hannover is a subsidiary of Hannover Rueckversicherungs, a German corporation, which had assets of $22.1 billion and total stockholders' equity of $1.5 billion at December 31, 2000. Moody's has assigned Hannover Rueckversicherungs a financial strength rating of A2 (good). Hannover maintains an A (excellent) rating from A.M. Best Company, Inc. Other rating agencies have maintained similar ratings of Hannover. At December 31, 2001, Standard & Poor's has assigned Hannover a financial strength rating of AA (rated very strong). There can be no assurance that Hannover will continue to pay in full and in a timely manner the claims made against them in accordance with terms of our reinsurance agreements. Hannover's failure to pay our claims in full, or on a timely basis, could have a material adverse effect on our business, financial condition and results of operations.

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

COMPETITION

     The insurance business is highly competitive. In our major medical business, we compete with large national, regional and specialty health insurers, including Golden Rule Resources Ltd., Mutual of Omaha Insurance Co., Fortis Benefits Insurance Company, American Medical Security Group, Inc., various Blue Cross/Blue Shield companies and United Healthcare Corporation. In our senior business, we compete with other national, regional and specialty insurers, including Universal American Financial Corp., Penn Treaty American Corp., Mutual of Omaha and Conseco, Inc. Many of our competitors have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents and the quality and level of services provided to agents and insureds.

     We face competition from a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because many of our products are marketed through independent agents, most of which represent more than one company, we experience competition with other companies for the marketing focus of each agent.

RATINGS

     Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. Best ratings are based on an analysis of the financial condition of the companies rated. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. In August 2001, the Best ratings of our insurance subsidiaries were downgraded, all with negative outlooks, due primarily to the losses of United Benefit Life and our need to raise capital. Central

Reserve's rating is a B (fair) rating. Continental General's and Pyramid Life's ratings are B+ (very good). Provident American Life's and United Benefit Life's ratings for 2001 were affirmed NR-3 (rating procedure inapplicable). This rating is defined by Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because, due to reinsurance, they both retain only a small portion of their gross premiums.

     In August 2001, Fitch also downgraded Continental General to BBB (good credit quality) with "rating watch evolving" and downgraded Central Reserve to BB (speculative credit quality) with a negative outlook. In addition, Standard & Poor recently downgraded the ratings of Provident American Life, Continental General and Pyramid Life. In light of our recent capitalization and strengthened balance sheet, we are hopeful that the major rating agencies will give favorable consideration to our financial ratings in 2002.

GOVERNMENT REGULATION

     Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. We strive to maintain compliance with the various federal and state regulations applicable to our operations. To maintain compliance with these changing regulations, we may need to occasionally make changes to our services, products, structure or operations. We are unable to predict what additional government regulations affecting our business may be enacted in the future or how existing or future regulations might be interpreted. Additional governmental regulation or future interpretation of existing regulations could increase the cost of our compliance or materially affect our operations, products or profitability. We carefully monitor state and federal legislative and regulatory activity as it affects our business. We believe that we are compliant in all material respects with all applicable federal and state regulations.

     INSURANCE REGULATION. We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect insureds rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, claim payment practices, form and content of financial statements, types of investments permitted, issuance and sale of stock, payment of dividends and other matters pertaining to insurance. We are required to file detailed annual statements with the state insurance regulatory bodies and are subject to periodic examination. The most recent completed regulatory examination for Central Reserve, Provident American Life and United Benefit Life was performed by the State of Ohio as of December 31, 1999. For Continental General and Pyramid Life, the examinations were performed by the States of Nebraska and Kansas, respectively, as of December 31, 1997. Continental General is currently being examined by the State of Nebraska for the three year period ended December 31, 2000. The State of Kansas has indicated it will perform an examination of Pyramid Life for the two year period ending December 31, 2001. State insurance departments have also periodically conducted market conduct examinations of our insurance subsidiaries.

     Although many states' insurance laws and regulations are based on models developed by the NAIC and are therefore similar, variations among the laws and regulations of different states are common. The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by state, and variation from the model laws within the state is common.

     The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Ceres and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that Ceres and its subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to statutory-basis capital and surplus of Ceres insurance subsidiaries was not significant.

     The NAIC has Risk-Based Capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

     The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

     - The "Company Action Level" is triggered if a company's total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the "Company Action Level," a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then "Company Action Level" regulatory action would be triggered.

     - The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the "Regulatory Action Level," the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

     - The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

     - The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

We calculated the risk-based capital for our insurance subsidiaries as of December 31, 2001, using the applicable RBC formula. Based on these calculations, our risk-based capital levels for each of our subsidiaries exceeded the levels required by regulatory authorities.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. As of December 31, 2001, none of our insurance subsidiaries could pay a dividend to Ceres without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

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

     Additional regulatory initiatives my be undertaken in the future, either at the federal or state level, to engage in structural reform of the insurance industry in order to reduce the escalation of insurance costs or to make insurance more accessible. These future regulatory initiatives could have a material adverse effect on our business, financial condition and results of operations. For example, recently enacted Texas statutes require insurance companies, with insureds in the state, to pay at least 85% of "clean claims," as defined in the statutes, within 45 days of receipt. Failure to comply with the prompt payment laws and clean claims rules may require the insurer to pay restitution, such as the full amount of the billed charges or the contracted penalty rate, and/or an administrative penalty that may not exceed $1,000 for each day each claim remained unpaid. The Texas Department of Insurance recently requested information from health maintenance organizations and insurers operating in the state, including Central Reserve, Provident American Life and Continental General, with respect to their respective claims payment practices. Based on our evaluation of our Texas claims payment practices and in conjunction with the review by the Texas Department of Insurance, we have made, and are continuing to make, restitution payments to providers where we may not have complied with the prompt pay laws. In addition, the Texas Department of Insurance has recently notified us that they intend to impose a fine based on our alleged failure to comply with the prompt pay laws. Texas has imposed similar fines on HMOs and other insurance companies operating in the state. Management does not believe that the final outcome of the Texas matter, including the assessment of a fine, will have a material adverse impact on us.

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

     - national standard healthcare provider identifier; and

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

     - establish new requirements for access to records by researchers and others.

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

     One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with physicians, hospitals and other providers. As of December 31, 2001, our largest network, First Health Group Corporation, accounted for 31.6% of our PPO certificates and policies in force. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administra-tive efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

     Congress and various states are considering some form of the "Patients' Bill of Rights." This legislation, if enacted, is designed to provide consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate HMOs, it will affect all facets of the nation's healthcare delivery system, including medical providers, PPOs, exclusive provider organizations, community-based healthcare organizations and indemnity insurance plans. This pending federal legislation:

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

EMPLOYEES

     We had approximately 1,081 employees at December 31, 2001. We consider our employee relations to be good. Our approximately 48,000 agents are independent contractors and not employees.

ITEM 2.   PROPERTIES

     Since August 1, 2001, we have leased our headquarters building in Cleveland, Ohio, consisting of 121,625 square feet. Since April 11, 2000, we have leased a 19,484 square foot facility in Cleveland, Ohio that houses our new business underwriting operations. Continental General owns and occupies a building in Omaha, Nebraska, consisting of approximately 61,400 square feet. Pyramid Life owns and occupies a building in Mission, Kansas, consisting of approximately 45,000 square feet. Since August 1, 2000, we have also leased a 3,605 square foot office in Chicago, Illinois. Since January 10, 2001, we have also leased a 4,365 square foot office in Dallas, Texas.

ITEM 3.   LEGAL PROCEEDINGS

     We are involved in litigation arising in the ordinary course of business. In our opinion, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Our common stock has traded on the Nasdaq National Market under the symbol CERG since December 1998 and under the symbol CRLC before that date. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the Nasdaq Monthly Statistical Reports. On March 25, 2002, our common stock closed at $4.43 per share.

                                                               HIGH     LOW
                                                              ------   -----
2001
     First Quarter..........................................  $ 6.88   $5.44
     Second Quarter.........................................    5.45    4.70
     Third Quarter..........................................    5.44    2.90
     Fourth Quarter.........................................    3.75    2.90

2000
     First Quarter..........................................  $ 7.25   $6.00
     Second Quarter.........................................    6.63    5.75
     Third Quarter..........................................    7.25    5.81
     Fourth Quarter.........................................    7.00    5.50

1999
     First Quarter..........................................  $11.50   $8.25
     Second Quarter.........................................   11.00    8.50
     Third Quarter..........................................   10.25    6.56
     Fourth Quarter.........................................    8.00    5.94

     (b) As of March 25, 2002, we had 2,174 record holders.

     (c) We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our credit agreement with The Chase Manhattan Bank, dated February 17, 1999, as amended, contains financial and other covenants that, among other matters, prohibit the payment of cash dividends on our common stock. For more information on our credit agreement with Chase, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2001, none of our direct insurance subsidiaries (Central Reserve Life and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2001. In 2002, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory levels of unassigned surplus at December 31, 2001. As of December 31, 2001, Continental General cannot pay any dividends in 2002, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends to its parent Continental General Insurance only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2001, Pyramid Life could pay approximately $1.0 million in dividends in 2002, without the prior approval of the Kansas Insurance Commissioner.

     (d) On October 11, 2001, we issued 28,403 shares of our common stock to Peter W. Nauert, our Chairman of the Board, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement, as amended. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

     (e) On December 27, 2001, we completed a follow-on public offering of 16,100,000 shares of our common stock, including the exercise of the underwriters' over-allotment option, at $3.20 per share for gross proceeds of $51.5 million, or $46.5 million net of fees and expenses. The Form S-1 registration statement (Reg. No. 333-59784) was declared effective by the SEC on December 20, 2001. The offering was lead managed by Friedman, Billings, Ramsey & Co., Inc. and Sandler O'Neill & Partners, L.P. and Stifel, Nicolaus & Company, Incorporated was co-manager. The net proceeds of the offering were used as follows:

     - $28.0 million contributed to the capital of our insurance subsidiaries;

     - $12.5 million to repay a portion of our bank debt;

     - $5.0 million to repurchase our convertible voting preferred stock; and

     - $1.0 million for working capital and general corporate purposes.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our audited consolidated financial statements. The acquisitions of Provident American Life, Continental General and Pyramid Life occurred on December 31, 1998, February 17, 1999 and July 26, 2000, respectively. These acquisitions had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and United Benefit Life (through reinsurance) for the entire period, and the financial information for the year ended December 31, 2000 includes the operations of Pyramid Life since July 26, 2000. The financial information for the year ended December 31, 2001 includes the operations of all our subsidiaries for the entire year. This data should be read in conjunction with the more detailed information contained in the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this filing.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------------
                                        2001          2000          1999          1998          1997
                                      --------      --------      --------      --------      --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums (net of reinsurance).......  $635,039      $511,542      $327,746      $154,188      $249,707
Net investment income...............    31,999        26,871        21,362         7,454         6,528
Net realized gains (losses).........     4,953           (98)          107           211           146
Fee and other income................    36,155        32,718        17,410         7,694         9,152
Amortization of deferred reinsurance
  gain..............................     4,958         6,093         5,468           600            --
                                      --------      --------      --------      --------      --------
     Total revenues.................  $713,104      $577,126      $372,093      $170,147      $265,533
                                      ========      ========      ========      ========      ========
Income (loss) before federal income
  taxes, minority interest, and
  preferred stock repurchase and
  dividends.........................  $  4,980      $ 24,804      $ 18,006      $ (2,769)     $(21,089)
Federal income tax expense
  (benefit).........................     2,703         8,380         6,302         1,067          (133)
                                      --------      --------      --------      --------      --------
Income (loss) after tax, before
  minority interest and preferred
  stock repurchase and dividends....     2,277        16,424        11,704        (3,836)      (20,956)
Minority interest...................       (55)          (26)           --            --            --
                                      --------      --------      --------      --------      --------
Net income (loss)...................     2,332        16,450        11,704        (3,836)      (20,956)
Gain on repurchase of the
  convertible voting preferred
  stock, net of dividends...........     2,827          (327)           --            --            --
                                      --------      --------      --------      --------      --------
  Net income (loss) attributable to
     common stockholders............  $  5,159      $ 16,123      $ 11,704      $ (3,836)     $(20,956)
                                      ========      ========      ========      ========      ========
Basic earnings (loss) per
  share(1)..........................  $   0.29      $   1.06      $   0.88      $  (0.49)     $  (5.01)
Diluted earnings (loss) per
  share(1)..........................      0.29          1.00          0.77         (0.49)(2)     (5.01)(2)
Cash dividends per share............        --            --            --            --            --

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        2001        2000        1999        1998        1997
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Investments.........................  $482,622    $426,111    $309,952    $ 89,826    $ 79,957
Reinsurance receivable..............   223,330     238,185     263,289      41,417      26,216
Total assets........................   946,016     880,529     717,868     180,233     135,804
Debt................................    31,000      57,018      48,157       8,284       8,399
Note payable........................        --          --          --          --      20,000
Future policy benefits and claims
  payable...........................   654,553     627,877     538,732      97,113      81,090
Retained earnings (accumulated
  deficit)..........................    23,831      18,672       2,549      (9,155)     (5,319)
Stockholders' equity(4).............   156,575     103,283      44,661      35,836       1,512
Equity per share:
  After accumulated other
     comprehensive income
     (loss)(3)......................      4.62        5.52        3.26        3.12        0.36
  Before accumulated other
     comprehensive income
     (loss)(3)......................      4.61        5.88        4.59        3.02        0.21

---------------

(1) Loss per share amounts for 1997 and 1996 have been restated to comply with Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

(2) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3) "Accumulated other comprehensive income (loss)" relates primarily to the net unrealized gain (loss) on available-for-sale securities.

(4) We received proceeds from our December 2001 public offering and private placement offerings in 2000, 1999 and 1998. For more information, see Note B, Equity Transactions, to our consolidated financial statements.

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

     - entered into a quota share reinsurance agreement with Hannover, effective January 1, 1997, under which Hannover reinsured 50% of certain group health policies in force at Central Reserve and written during 1997;

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

     - acquired Continental General Insurance Company from The Western & Southern Life Insurance Company of Cincinnati, Ohio, on February 17, 1999 for $84.5 million including $40.0 million from a credit facility with Chase, $15.0 million from a private placement of 2,000,000 shares of our common stock, $22.5 million from a special pre-closing dividend to Western & Southern from Continental General, and the balance in cash;

     - entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental General on February 1, 1999;

     - acquired United Benefit Life in July 1999 through foreclosure in order to satisfy, in part, a $19.4 million reserve shortfall at December 31, 1999, of which $17.8 million was recovered and $1.6 million was expensed by us;

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

     - acquired Pyramid Life Insurance Company from United Insurance Company of America, a subsidiary of Unitrin, Inc., on July 26, 2000 for $67.5 million including $25.0 million from a special pre-closing dividend from Pyramid Life to Unitrin, $20.0 million from a private placement offering of 3,333,334 shares of our common stock, $15.0 million from cash at Continental General and financing provided by Chase, and $7.5 million from the sale of our convertible voting preferred stock to United Insurance Company;

     - implemented a program in July 2001 to mitigate losses at United Benefit Life and Provident American Life by notifying their policyholders that their policies would be terminated or replaced and the business in these two subsidiaries will be substantially wound down in the early part of 2002; and

     - sold 16.1 million shares of our common stock, including the exercise of the underwriters' over-allotment option, on December 27, 2001 for $3.20 per share in a follow-on public offering for net proceeds of $46.5 million.

     All of our acquisitions were accounted for using the purchase method of accounting. The acquisitions of Provident American Life and Continental General had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and of Provident American Life for the entire year. The financial information for the years ended December 31, 2000 and 2001 includes the operations of Pyramid Life subsequent to its acquisition on July 26, 2000. The financial information for the year ended December 31, 2001 includes the operations of all our subsidiaries for the entire period.

     Our results of operations are affected by the following accounting and insurance business factors:

     Level of required reserves for policies in force. The amount of reserves relating to reported and unreported claims incurred is determined by periodically evaluating historical claims experience and statistical information with respect to the probable number and nature of such claims. Claim reserves reflect actual experience through the most recent time period and policy reserves reflect expectations of claims related to a block of business over its entire life. We compare actual experience with estimates and adjust our reserves on the basis of such comparisons. Revisions to reserves are reflected in our current results of operations through benefits, claims, losses and settlement expenses.

     In addition to the reserves discussed above, we also maintain reserves for policies that are not currently in claims based upon actuarial expectations that a policy may become a claim in the future. These reserves are calculated based on factors that include estimates for mortality, morbidity, interest rates and persistency. Factor components generally include assumptions that are consistent with both our experience and industry practices.

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

     Deferred acquisition costs. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include all expenses directly related to the acquisition of the policy, including commissions, underwriting and other policy issue expenses. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins. Amortized deferred acquisition costs are affected by unanticipated termination of policies because, upon such unanticipated termination, we expense fully the unamortized deferred acquisition costs associated with the terminated policy.

     Value of business acquired. A portion of the purchase price paid for Pyramid Life and Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense, and if the current estimate is higher than the existing asset balance, the difference will emerge into profits as earned.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.0% for Continental General and 7.0% for Pyramid Life is credited to the unamortized balance. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6.0% for Continental General and 7.0% for Pyramid Life, the market rate at the time of acquisition.

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

     Reinsurance. Consistent with the general practice of the insurance industry, we reinsure portions of the coverage provided by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. We also have assumed risk on a "quota share" basis from other insurance companies. Our results of operations are presented net of reinsurance.

RECENT EVENTS

     As previously reported, on May 8, 2001, Central Reserve entered into an agreement to sell the stock of United Benefit Life, including United Benefit Life's licenses and certain liabilities, to Pelagian, LLC, a Texas limited liability company. The sale was subject to approval by the State of Ohio Department of Insurance and other customary terms and conditions. Based on recent discussions with the Ohio Department of Insurance, we believe that approval of this transaction is unlikely. The parties mutually terminated the stock purchase agreement on January 14, 2002.

     On December 27, 2001, we sold 16.1 million shares of common stock at $3.20 per share, which included the exercise of the underwriters' over-allotment option of 2.1 million shares, in a follow-on public offering. We used the net proceeds of $46.5 million from this sale to:

     - repay $10.0 million of our tranche A term loan;

     - repay the remaining balance of $2.5 million of our revolver on February 17, 2002;

     - repurchase our convertible voting preferred stock for $5.0 million;

     - contribute $28.0 million to the capital of our insurance subsidiaries;
       and

     - $1.0 million for general corporate purposes and working capital.

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

  2001 COMPARED TO 2000

                                                                                       INCREASE
                                                                                    (DECREASE) FROM
                                              % OF                      % OF         PREVIOUS YEAR
                                          CONSOLIDATED              CONSOLIDATED   -----------------
                                 2001       REVENUES       2000       REVENUES     DOLLARS      %
                               --------   ------------   --------   ------------   --------   ------
                                                      (DOLLARS IN THOUSANDS)
Premiums, net
  Medical....................  $408,215       57.2%      $375,804       65.1%      $ 32,411      8.6%
  Senior and other...........   226,824       31.8%       135,738       23.5%        91,086     67.1%
                               --------      -----       --------      -----       --------
       Total.................   635,039       89.0%       511,542       88.6%       123,497     24.1%
Net investment income........    31,999        4.5%        26,871        4.7%         5,128     19.1%
Net realized gains
  (losses)...................     4,953        0.7%           (98)        --          5,051      N/M
Fee and other income.........    36,155        5.1%        32,718        5.7%         3,437     10.5%
Amortization of deferred
  reinsurance gain...........     4,958        0.7%         6,093        1.0%        (1,135)   (18.6)%
                               --------      -----       --------      -----       --------
       Consolidated
          revenues...........   713,104      100.0%       577,126      100.0%       135,978     23.6%
                               --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical....................   333,740       46.8%       288,260       49.9%        45,480     15.8%
  Senior and other...........   166,735       23.4%       101,551       17.6%        65,184     64.2%
                               --------      -----       --------      -----       --------
       Total.................   500,475       70.2%       389,811       67.5%       110,664     28.4%
Selling, general and
  administrative expenses....   223,941       31.4%       186,389       32.3%        37,552     20.1%
Net (deferral) amortization
  and change in acquisition
  costs and value of business
  acquired...................   (29,172)      (4.1)%      (30,513)      (5.3)%        1,341      4.4%
Amortization of goodwill.....     1,104        0.2%         1,069        0.2%            35      3.3%
Interest expense and
  financing costs............     4,679        0.6%         5,566        1.0%          (887)   (15.9)%
Special charges..............     7,097        1.0%            --         --          7,097       --
Federal income tax expense...     2,703        0.4%         8,380        1.4%        (5,677)   (67.7)%
Minority interest............       (55)        --            (26)        --            (29)  (111.5)%
                               --------      -----       --------      -----       --------
Net income...................     2,332        0.3%        16,450        2.9%       (14,118)   (85.8)%
Gain on repurchase of the
  convertible voting
  preferred stock, net of
  dividends..................     2,827        0.4%          (327)      (0.1)%        3,154      N/M
                               --------      -----       --------      -----       --------
Net income attributable to
  common stockholders........  $  5,159        0.7%      $ 16,123        2.8%      $(10,964)   (68.0)%
                               ========      =====       ========      =====       ========
Net income per share
  attributable to common
  stockholders
     Basic...................  $   0.29                  $   1.06
     Diluted.................      0.29                      1.00

---------------

N/M = not meaningful

  NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2001, total net premiums were $635.0 million, an increase of 24.1%, from $511.5 million for 2000.

     Medical premiums for 2001 were $408.2 million compared to $375.8 million for 2000, an increase of 8.6%. The increase in medical premiums was primarily the result of new sales, premium rate increases and reduced premiums ceded under reinsurance agreements. This increase was offset by our decision to terminate or replace the policies at United Benefit Life and Provident American Life and the cancellation of other medical business in certain states.

     Senior and other premiums were $226.8 million for 2001 compared to $135.7 million for 2000, an increase of 67.1%. The increase in senior and other premiums was primarily the result of $47.3 million attributable to a full year of Pyramid Life premiums, increased new sales and premium rate increases.

  OTHER REVENUES

     Net investment income increased to $32.0 million for 2001 from $26.9 million for 2000, an increase of 19.1%, due primarily to an increased investment base from the addition of Pyramid Life.

     Net realized gains increased to $5.0 million for 2001 from zero for 2000 as a result of the sale of 30-year mortgage pass-through securities which reduced prepayment risk, and the sale of callable agency bonds which reduced call risk. Portfolio durations were also shortened to reduce the impact on bond values in a potentially rising interest rate environment. Cash was reinvested in corporate bonds and planned amortization class non-agency mortgage securities, which provide average life protection in a fluctuating interest rate environment. These gains were marginally offset by the write-down for other than temporary impairment of $0.8 million recorded on two commercial collateralized, mortgage-backed bonds with leasehold interests in the World Trade Center complex, most of which was destroyed by terrorists on September 11, 2001. No default has occurred on contractual payments for these securities.

     Fee and other income increased to $36.2 million for 2001 compared to $32.7 million for 2000, an increase of 10.5%. This net increase was attributable to new administrative fees introduced at Continental General in May 2000, fees received on a larger volume of business in force and partially offset by the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $5.0 million for 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $13.9 million at December 31, 2001 was accounted for as a deferred reinsurance gain on the consolidated balance sheet.

  BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $500.5 million for 2001 compared to $389.8 million for 2000, an increase of 28.4%.

     Medical benefits, claims, losses and settlement expenses were $333.7 million for 2001 compared to $288.3 million for 2000, an increase of 15.8%. The increase was a result of higher than anticipated benefit utilization in 2001 versus 2000 in the medical segment related to increased costs of services, greater utilization of medical services and greatly increased expenditures on prescription drugs, a larger volume of business in force at Continental General, and $3.1 million attributable to a full year of Pyramid Life. Additionally, for these same reasons, a $12.4 million deficiency in 2000 reserves emerged in 2001. The medical loss ratio was 81.8% for 2001 compared to 76.7% for 2000. The medical loss ratio without United Benefit Life and Provident American Life was 79.1% compared to 76.6% for 2001 and 2000, respectively. The increase was due to the above mentioned items.

     Senior and other benefits, claims, losses and settlement expenses were $166.7 million for 2001 compared to $101.6 million for 2000, an increase of 64.2%. The increase was a result of $34.3 million attributable to

Pyramid Life being included for a full year in 2001 and claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 73.5% for 2001 compared to 74.8% for 2000, primarily attributable to increased volume of new premiums and lower benefit utilization.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $223.9 million in 2001 compared to $186.4 million in 2000, an increase of 20.1%. The increase in selling, general and administrative expenses represented a $3.0 million increase in commissions, a $14.3 million increase in other operating and reinsurance expenses attributable to our increased business base, and reduced reinsurance allowances of $20.2 million resulting from a lower volume of ceded premiums. The inclusion of Pyramid Life for a full year accounted for $17.0 million of the $37.5 million increase. As a percentage of revenues, selling, general and administrative expenses have decreased to 31.4% in 2001 compared to 32.3% in 2000.

     The net (deferral) amortization and change in acquisition costs and value of business acquired resulted in a net deferral of $29.2 million for 2001 compared to a net deferral of $30.5 million for 2000. Pyramid Life accounted for $4.9 million of the net deferral. The decrease was primarily attributable to the write-off of Central Reserve's deferred acquisition costs (DAC) asset of approximately $6.7 million in six states due to the continuing unprofitability of the business in those states.

     Interest expense and financing costs decreased to $4.7 million in 2001 compared to $5.6 million in 2000 as a result of lower interest rates and lower debt outstanding.

     Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life (see Note M, Special Charges for further information). The DAC asset was written off due to the planned termination of the business.

     A federal income tax expense of $2.7 million, or 54.3% of the income before federal taxes, was established for 2001. The 2000 effective rate was 33.8%. The increase in the effective tax rate resulted from permanent tax differences, which are proportionately higher compared to income in 2001 versus 2000.

     As a result of the foregoing, for 2001, net income was $2.3 million and net income attributable to common stockholders was $5.2 million, or $0.29 basic and diluted earnings per share of common stock, compared to net income of $16.5 million, or $1.06 basic and $1.00 diluted earnings per share of common stock, for 2000. Excluding the United Benefit Life and Provident American Life operating losses and special charges, net income attributable to common stockholders would have been $17.9 million, or $1.00 per diluted share, for 2001.

  2000 COMPARED TO 1999

                                                                                        INCREASE
                                                                                    (DECREASE) FROM
                                               % OF                      % OF        PREVIOUS YEAR
                                           CONSOLIDATED              CONSOLIDATED   ----------------
                                  2000       REVENUES       1999       REVENUES     DOLLARS      %
                                --------   ------------   --------   ------------   --------   -----
                                                       (DOLLARS IN THOUSANDS)
Premiums, net
  Medical.....................  $375,804       65.1%      $251,876       67.7%      $123,928    49.2%
  Senior and other............   135,738       23.5%        75,870       20.4%        59,868    78.9%
                                --------      -----       --------      -----       --------
       Total..................   511,542       88.6%       327,746       88.1%       183,796    56.1%
Net investment income.........    26,871        4.7%        21,362        5.7%         5,509    25.8%
Net realized gains (losses)...       (98)        --            107         --           (205)    N/M
Fee and other income..........    32,718        5.7%        17,410        4.7%        15,308    87.9%
Amortization of deferred
  reinsurance gain............     6,093        1.0%         5,468        1.5%           625    11.4%
                                --------      -----       --------      -----       --------
       Consolidated
          revenues............   577,126      100.0%       372,093      100.0%       205,033    55.1%
                                --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
  Medical.....................   288,260       49.9%       176,531       47.5%       111,729    63.3%
  Senior and other............   101,551       17.6%        56,572       15.2%        44,979    79.5%
                                --------      -----       --------      -----       --------
       Total..................   389,811       67.5%       233,103       62.7%       156,708    67.2%
Selling, general and
  administrative expenses.....   186,389       32.3%       137,932       37.1%        48,457    35.1%
Net (deferral) amortization
  and change in acquisition
  costs and value of business
  acquired....................   (30,513)      (5.3)%      (21,892)      (5.9)%       (8,621)  (39.4)%
Amortization of goodwill......     1,069        0.2%           854        0.2%           215    25.2%
Interest expense and financing
  costs.......................     5,566        1.0%         4,090        1.1%         1,476    36.1%
Federal income tax expense....     8,380        1.4%         6,302        1.7%         2,078    33.0%
Minority interest.............       (26)        --             --         --            (26)    N/M
                                --------      -----       --------      -----       --------
Net income....................    16,450        2.9%        11,704        3.1%         4,746    40.6%
Convertible voting preferred
  stock dividends.............      (327)      (0.1)            --         --           (327)    N/M
                                --------      -----       --------      -----       --------
Net income attributable to
  common stockholders.........  $ 16,123        2.8%      $ 11,704        3.1%      $  4,419    37.8%
                                ========      =====       ========      =====       ========
Net income per share
  attributable to common
  stockholders
     Basic....................  $   1.06                  $   0.88
     Diluted..................      1.00                      0.77

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

     Fee and other income increased to $32.7 million for 2000 compared to $17.4 million for 1999, an increase of 87.9%, primarily attributable to additional fees charged for new services, such as care coordination fees, as well as fees received on a larger volume of business. Fee and other income from non-regulated subsidiaries accounted for $10.4 million in 2000.

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

     Senior and other benefits, claims, losses and settlement expenses were $101.6 million for 2000 compared to $56.6 million for 1999, an increase of 79.5%. The increase was a result of $17.4 million attributable to Pyramid Life for five months, claims and benefits paid on a larger volume of business and the inclusion of Continental General's results for twelve months in 2000 compared to eleven months in 1999. The senior loss ratio was 74.8% for 2000 compared to 74.6% for 1999.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased $48.5 million to $186.4 million in 2000 compared to $137.9 million in 1999, an increase of 35.1%. The increase in selling, general and administrative expenses resulted from a $42.6 million increase in commissions and a $13.8 million increase in other operating expenses and a $5.4 million increase in premium taxes, licenses and fees attributable to our increased business base. This increase was partially offset by a net change in reinsurance expenses and allowances of $13.3 million. The addition of Pyramid Life accounted for $10.0 million of the $48.5 million increase. As a percentage of consolidated revenues, selling, general and administrative expenses decreased to 32.3% in 2000 compared to 37.1% in 1999.

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

     For the year ended December 31, 2000, the provision for federal income taxes was $8.4 million, or 33.8% of income before federal income taxes of $24.8 million. The 1999 effective rate was 35.0%.

     Net income for the year ended December 31, 2000 was $16.5 million, or $1.06 basic earnings per share and $1.00 diluted earnings per share, compared to $11.7 million, or $0.88 basic earnings per share and $0.77 diluted earnings per share, for 1999. Our net income for 2000 was adversely affected by a net loss of $4.9 million at United Benefit Life due to high benefit and claims loss ratios and other related expenses. New sales activities for United Benefit Life were discontinued in July 2000. We have taken a number of actions to mitigate future adverse results, but future losses at United Benefit Life could continue to have a material adverse effect on our financial performance. In addition, new sales activities for Provident American Life, except for Internet sales, also were discontinued in July 2000.

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

     Assets increased 7.4% to $946.0 million at December 31, 2001 from $880.5 million at December 31, 2000. Assets of $482.6 million, or 51.0% of the total assets, were in investments at December 31, 2001. Fixed maturities, our primary investment, were $471.5 million, or 97.7% of total investments, at December 31, 2001. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at December 31, 2001.

     Approximately 94.8% of our bonds were of investment grade quality at December 31, 2001. In addition to the fixed maturities, we also had $74.6 million in cash and cash equivalents, and a $2.5 million revolver, at December 31, 2001. At December 31, 2001, there was no amount available for additional borrowings under the revolver. On February 17, 2002, the revolver balance of $2.5 million was paid in full with proceeds from our December 2001 public offering.

     The total reinsurance receivable was $223.3 million at December 31, 2001. Of this amount, $185.5 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     The total policy liabilities and accruals (reserves) were 82.9% of the total liabilities at December 31, 2001 compared to 80.8% at December 31, 2000.

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

     - prepay in full the outstanding $7.9 million mortgage note on the building on August 3, 2001;

     - permanently reduce our revolving line of credit by $2.5 million on August 6, 2001; and

     - contribute $5.0 million to the capital of Central Reserve.

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres', various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

     Interest on the outstanding balance of the term loan and revolver are determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the $40.0 million tranche A term loan. At December 31, 2001, the interest rate on the revolver was 5.7% on the outstanding balance of $2.5 million. On February 17, 2002, the balance of the revolver was repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At December 31, 2001, the interest rate on our tranche A term loan balance of $18.5 million was 6.0% per annum and our $10.0 million CIT tranche B term loan was 6.5% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     On December 27, 2001, our credit agreement again was amended in connection with the stock offering. The credit agreement, as amended, contains financial and other covenants that among other things:

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

      - consolidated net worth of $110.0 million through December 31, 2001, and beginning in 2002, consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

      - a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2003, and 1.10 to 1.00 thereafter.

In addition, the amended agreement required us to:

     - repay a portion of our tranche A term loan with $10.0 million of the proceeds from the December 2001 equity offering;

     - repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans;

     - set aside $2.5 million of the proceeds from the equity offering for the permanent repayment of the balance of our revolver due February 17, 2002; and

     - increase the interest rate of the tranche B term loan by 0.5% per annum.

Finally, the credit agreement, as amended:

     - restructured our scheduled tranche A term loan debt payments as follows: quarterly principal payments of $0.5 million through May 17, 2002, $0.8 million through November 17, 2002, $0.9 million through November 17, 2004, and a payment of $8.5 million on February 17, 2005;

     - allowed repurchase of all of our convertible voting preferred stock with $5.0 million of the proceeds from the equity offering; and

     - allowed capital contributions to our insurance subsidiaries with proceeds from the equity offering after the repayments to the banks and repurchase of our convertible voting preferred stock.

     At December 31, 2001, the balance of our fully drawn revolver was $2.5 million. The pay-off and final maturity of this revolver was February 17, 2002.

     The following schedule summarizes current and future contractual obligations as of December 31, 2001:

                                                               PAYMENTS DUE BY YEAR
                                               -----------------------------------------------------
                                                         LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                        -------   ---------   ---------   ---------   -------
                                                                  (IN THOUSANDS)
Long-Term Debt...............................  $28,500    $3,497      $11,068     $13,935    $    --
Operating Leases.............................   32,581     3,383        5,500       4,351     19,347
Bank Revolver................................    2,500     2,500           --          --         --
                                               -------    ------      -------     -------    -------
  Total Contractual Obligations..............  $63,581    $9,380      $16,568     $18,286    $19,347
                                               =======    ======      =======     =======    =======

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At December 31, 2001, we were in compliance with our credit agreement, as amended.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Due to the equity offering and the amendment to our credit agreement, we believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of December 31, 2001, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 2001, we had a tax net operating loss, or NOL, carryforward of approximately $26.6 million for federal income tax purposes, which expires through 2015. Changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. The December 2001 public offering resulted in an "ownership change" of our company, as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $26.6 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     We determine a valuation allowance of our deferred tax asset based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2001 and 2000, estimates were made as to the potential financial impact of recent NOLs and our financial condition. Management believes that we will generate sufficient future taxable income to realize the $1.1 million net deferred tax asset, recorded as of December 31, 2001, prior to the expiration of any NOLs.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The following tables present the revenues, expenses and profit (loss) before federal income taxes, for the last three years attributable to our industry segments. We do not separately allocate investment assets or other identifiable assets by industry segment, nor are income tax (benefit) expenses allocated by industry segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums...........................................  $408,215   $375,804   $251,876
     Investment income, realized gains......................    11,984      9,101      6,985
     Other income...........................................    37,772     36,103     21,307
                                                              --------   --------   --------
                                                               457,971    421,008    280,168
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   333,740    288,260    176,531
     Other operating expenses...............................   130,306    122,483     96,357
     Special charges........................................     7,097         --         --
                                                              --------   --------   --------
                                                               471,143    410,743    272,888
                                                              --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock transactions.....  $(13,172)  $ 10,265   $  7,280
                                                              ========   ========   ========
SENIOR AND OTHER
  Revenues
     Net premiums...........................................  $226,824   $135,738   $ 75,870
     Investment income, realized gains......................    24,345     16,615     14,233
     Other income...........................................     3,341      2,686      1,364
                                                              --------   --------   --------
                                                               254,510    155,039     91,467
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   166,735    101,551     56,572
     Other operating expenses...............................    61,871     32,265     18,510
                                                              --------   --------   --------
                                                               228,606    133,816     75,082
                                                              --------   --------   --------
  Segment profit before federal income taxes, minority
     interest and preferred stock transactions..............  $ 25,904   $ 21,223   $ 16,385
                                                              ========   ========   ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains......................  $    623   $  1,057   $    251
     Other income...........................................        --         22        207
                                                              --------   --------   --------
                                                                   623      1,079        458
                                                              --------   --------   --------
  Expenses
     Interest and financing expenses........................     4,679      5,566      4,090
     Other operating expenses...............................     3,696      2,197      2,027
                                                              --------   --------   --------
                                                                 8,375      7,763      6,117
                                                              --------   --------   --------
  Segment loss before federal income taxes, minority
     interest and preferred stock transactions..............  $ (7,752)  $ (6,684)  $ (5,659)
                                                              ========   ========   ========
INCOME BEFORE FEDERAL INCOME TAXES, MINORITY INTEREST AND
PREFERRED STOCK TRANSACTIONS................................  $  4,980   $ 24,804   $ 18,006
                                                              ========   ========   ========

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels. Recent increased medical inflation and higher than anticipated utilization had the effect in the year ended December 31, 2001 of exceeding premium rate increases. Any negative fluctuation in our estimates of the effect of continued medical inflation and high benefit utilization could have a material adverse impact on our results of operations.

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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies' operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company's state of domicile. For example, states have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2001, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities.

     Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $19.7 million after-tax at December 31, 2001. This amount represents approximately 12.6% of our stockholders' equity at such date.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

     Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our senior segment seasonality is the opposite of our medical segment's, meaning that earnings in the senior segment are generally lower in the first quarter and higher later in the year. This is mainly a factor of our Medicare Supplement products; that pay the Medicare deductible for our insureds generally during the early months of the year.

IMPACT OF INFLATION

     Inflation rates impact our financial condition and operating results in several areas. Changes in inflation rates impact the market value of the investment portfolio and yields on new investments.

     Inflation has had an impact on claim costs and overall operating costs and although it has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating health care costs. We will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrating on various cost containment programs. However, as evidenced by the year ended December 31, 2001, there can be no assurance that these efforts by us will fully offset the impact of inflation or that premiums will equal or exceed increasing healthcare costs.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

     In particular, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in "Market Risk and Management Policies," and the following:

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

     - our ability to maintain our current PPO network arrangements;

     - the performance of others on whom we rely for reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

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

     - our financial and claims paying ratings, including any potential downgrades;

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

     The factors listed above should not be constructed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement will supersede, effective January 1, 2002, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

     This Statement required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a significant effect on our results of operations, financial position or liquidity.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We anticipate that the adoption of this standard will not have a significant effect on our results of operations, financial position or liquidity.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which replaces APB Opinion No. 17, Intangible Assets. This Statement addressed how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Additionally, this Statement discussed how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement:

     - specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment;

     - provides specific guidance for testing goodwill for impairment; and

     - requires additional disclosures not previously required.

     The provisions of SFAS No. 142 were adopted by the Company as required effective January 1, 2002. Application of the nonamortization provisions of this Statement is expected to reduce annual expense by approximately $1.1 million, which is projected to result in an increase in net income of approximately $0.7 million, or $0.02 per diluted share, in 2002 and subsequent periods, subject to the impairment test described herein. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company is in the process of evaluating the potential impact of this Statement on its results of operations, financial position, and liquidity.

     In general, application of the new provisions for goodwill and other indefinite-lived intangible assets may result in more income statement volatility due to the potential for periodic recognition of impairment losses, which could vary in amount and regularity versus reducing those assets through systematic amortization over a finite period of time.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the accounting and reporting for business combinations and expanded the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted this Statement which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement revised the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and required certain additional disclosures. The adoption of this Statement did not have a material effect on our results of operations, financial position or liquidity.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position or liquidity.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    44

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    45
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................    46
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    47
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    48
Notes to Consolidated Financial Statements for the years
  ended December 31, 2001, 2000 and 1999....................    49

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Condensed Financial Information of Registrant
  - Ceres Group, Inc. (Parent Only).........................    79
Schedule III -- Supplemental Insurance Information..........    82
Schedule IV -- Reinsurance..................................    83

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the information presented in the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceres Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                               Ernst & Young LLP

Cleveland, Ohio
March 11, 2002

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2001       2000
                                                              --------   --------
ASSETS
Investments
  Fixed maturities available-for-sale, at fair value........  $471,485   $415,287
  Surplus notes.............................................     5,211      4,995
  Policy and mortgage loans.................................     5,926      5,829
                                                              --------   --------
     Total investments -- Note D............................   482,622    426,111
Cash and cash equivalents (of which $9,881 and $9,397 is
  restricted, respectively) -- Note D.......................    74,573     59,512
Accrued investment income...................................     7,200      7,496
Premiums receivable.........................................     5,230      5,852
Reinsurance receivable -- Note J............................   223,330    238,185
Property and equipment, net -- Note E.......................     8,100     17,531
Deferred federal income taxes -- Note H.....................     1,112      3,797
Deferred acquisition costs -- Note F........................    77,377     55,989
Value of business acquired -- Note G........................    33,470     32,254
Goodwill....................................................    24,443     25,425
Other assets................................................     8,559      8,377
                                                              --------   --------
     Total assets...........................................  $946,016   $880,529
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accrual
  Future policy benefits, losses and claims.................  $408,918   $408,890
  Unearned premiums.........................................    47,339     42,751
  Other policy claims and benefits payable -- Note I........   198,296    176,236
                                                              --------   --------
                                                               654,553    627,877
Deferred reinsurance gain -- Note J.........................    13,881     18,839
Other policyholders' funds..................................    28,659     24,246
Federal income taxes payable -- Note H......................     1,259      1,464
Mortgage note payable -- Note L.............................        --      8,018
Debt -- Note L..............................................    31,000     49,000
Other liabilities...........................................    60,089     47,802
                                                              --------   --------
     Total liabilities......................................   789,441    777,246
                                                              --------   --------
Stockholders' equity
  Non-voting preferred stock, $.001 par value, 1,900,000
     shares authorized, none issued -- Note O...............        --         --
  Convertible voting preferred stock, $.001 par value, at
     stated value, 100,000 shares authorized, 0 and 75,000
     shares issued and outstanding, respectively -- Notes B
     and O..................................................        --      7,500
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 33,857,895 and 17,278,704 shares issued and
     outstanding, respectively -- Note B....................        34         17
  Additional paid-in capital................................   132,061     82,943
  Dividends distributable, convertible voting preferred
     stock -- Note B........................................        --        327
  Retained earnings.........................................    23,831     18,672
  Accumulated other comprehensive income (loss).............       649     (6,176)
                                                              --------   --------
       Total stockholders' equity...........................   156,575    103,283
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $946,016   $880,529
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2001       2000       1999
                                                              --------   --------   --------
REVENUES
Premiums, net -- Note J
  Medical...................................................  $408,215   $375,804   $251,876
  Senior and other..........................................   226,824    135,738     75,870
                                                              --------   --------   --------
     Total premiums, net....................................   635,039    511,542    327,746
Net investment income -- Note D.............................    31,999     26,871     21,362
Net realized gains (losses).................................     4,953        (98)       107
Fee and other income........................................    36,155     32,718     17,410
Amortization of deferred reinsurance gain -- Note J.........     4,958      6,093      5,468
                                                              --------   --------   --------
                                                               713,104    577,126    372,093
                                                              --------   --------   --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses -- Note J
  Medical...................................................   333,740    288,260    176,531
  Senior and other..........................................   166,735    101,551     56,572
                                                              --------   --------   --------
     Total benefits, claims, losses and settlement
       expenses.............................................   500,475    389,811    233,103
Selling, general and administrative expenses -- Note J......   223,941    186,389    137,932
Net (deferral) amortization and change in acquisition costs
  and value of business acquired -- Notes F and G...........   (29,172)   (30,513)   (21,892)
Amortization of goodwill....................................     1,104      1,069        854
Interest expense and financing costs........................     4,679      5,566      4,090
Special charges -- Note M...................................     7,097         --         --
                                                              --------   --------   --------
                                                               708,124    552,322    354,087
                                                              --------   --------   --------
Income before federal income taxes, minority interest, and
  preferred stock repurchase and dividends..................     4,980     24,804     18,006
Federal income tax expense -- Note H........................     2,703      8,380      6,302
                                                              --------   --------   --------
Income after tax, before minority interest and preferred
  stock repurchase and dividends............................     2,277     16,424     11,704
Minority interest...........................................       (55)       (26)        --
                                                              --------   --------   --------
NET INCOME..................................................     2,332     16,450     11,704
Gain on repurchase of the convertible voting preferred
  stock, net of dividends -- Notes B and O..................     2,827       (327)        --
                                                              --------   --------   --------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $  5,159   $ 16,123   $ 11,704
                                                              ========   ========   ========
NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
  Basic.....................................................  $   0.29   $   1.06   $   0.88
  Diluted...................................................      0.29       1.00       0.77

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $    7,500   $       --   $       --
Issuance of stock...........................................          --        7,500           --
Dividends distributed.......................................         699           --           --
Repurchase of stock.........................................      (8,199)          --           --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $    7,500   $       --
                                                              ==========   ==========   ==========
COMMON STOCK
Balance at beginning of year................................  $       17   $       14   $       12
Issuance of common stock:
  Public equity offering....................................          16           --           --
  Employee benefit plans and private placement..............           1            3            2
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       34   $       17   $       14
                                                              ==========   ==========   ==========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................  $   82,943   $   60,290   $   43,883
Issuance of stock:
  Public equity offering....................................      46,495           --           --
  Private placement.........................................          --       21,093       14,998
  Employee benefit plans....................................       2,623        1,560        1,409
                                                              ----------   ----------   ----------
      Balance at end of year................................  $  132,061   $   82,943   $   60,290
                                                              ==========   ==========   ==========
DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $      327   $       --   $       --
Dividends distributable.....................................         774          327           --
Dividends distributed.......................................        (699)          --           --
Repurchase of stock.........................................        (402)          --           --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $      327   $       --
                                                              ==========   ==========   ==========
RETAINED EARNINGS
Balance at beginning of year................................  $   18,672   $    2,549   $   (9,155)
Net income..................................................       2,332       16,450       11,704
Dividends distributable, convertible voting preferred
  stock.....................................................        (774)        (327)          --
Repurchase of convertible voting preferred stock............       3,601           --           --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $   23,831   $   18,672   $    2,549
                                                              ==========   ==========   ==========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year................................  $   (6,176)  $  (18,192)  $    1,096
Unrealized gain (loss) on securities, net of tax of $37, $0
  and $0, respectively......................................       7,280       11,806      (19,650)
Other.......................................................        (455)         210          362
                                                              ----------   ----------   ----------
      Balance at end of year................................  $      649   $   (6,176)  $  (18,192)
                                                              ==========   ==========   ==========
TOTAL STOCKHOLDERS' EQUITY..................................  $  156,575   $  103,283   $   44,661
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................      75,000           --           --
Issuance of stock...........................................          --       75,000           --
Dividends distributed.......................................       6,986           --           --
Repurchase of stock.........................................     (81,986)          --           --
                                                              ----------   ----------   ----------
      Balance at end of year................................          --       75,000           --
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year................................  17,278,704   13,706,726   11,495,172
Issuance of stock:
  Public equity offering....................................  16,100,000           --           --
  Private placement.........................................          --    3,333,334    2,000,000
  Employee benefit plans....................................     479,191      238,644      211,554
                                                              ----------   ----------   ----------
      Balance at end of year................................  33,857,895   17,278,704   13,706,726
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2001        2000       1999
                                                              ---------   --------   ---------
OPERATING ACTIVITIES
  Net income................................................  $   2,332   $ 16,450   $  11,704
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation and amortization.........................      3,660      2,418       2,395
      Net realized (gains) losses...........................     (4,953)        98        (107)
      Deferred federal income tax expense...................      2,893      1,573       5,587
      Changes in assets and liabilities:
         Premiums receivable................................        622       (724)         85
         Reinsurance receivable.............................     14,855     28,350    (221,744)
         Value of business acquired.........................     (1,216)    (2,841)       (902)
         Goodwill...........................................        982      6,495        (423)
         Federal income taxes payable/recoverable...........       (205)        15      (6,256)
         Accrued investment income..........................        296       (350)        250
         Other assets.......................................       (182)       627      (1,376)
         Future policy benefits, claims and funds payable...     26,813     11,998     248,382
         Unearned premium...................................      4,588      9,530      17,525
         Other liabilities..................................      5,219      4,861       8,454
         Deferred acquisition costs.........................    (22,088)   (27,672)    (22,283)
         Deferred reinsurance gain..........................     (4,958)    (2,093)     (5,468)
                                                              ---------   --------   ---------
Net cash provided by operating activities...................     28,658     48,735      35,823
                                                              ---------   --------   ---------
INVESTING ACTIVITIES
  Net purchases of furniture and equipment..................       (766)    (1,909)       (739)
  Purchase of fixed maturities available-for-sale...........   (232,594)   (66,337)    (30,323)
  Proceeds from sale of Cleveland headquarters..............     15,586         --          --
  Acquisition of Continental General Corporation, net of
    $2,212 cash acquired....................................         --         --     (59,788)
  Acquisition of Pyramid Life Insurance Company, net of
    $7,159 cash acquired....................................         --    (37,339)         --
  Increase in surplus notes.................................         --         --      (5,042)
  Decrease (increase) in mortgage and policy loans, net.....        (97)       366         (20)
  Proceeds from sales of fixed maturities
    available-for-sale......................................    117,129     11,569      29,811
  Proceeds from calls and maturities of fixed maturities
    available-for-sale......................................     69,340     31,258      12,991
  Proceeds from sales, calls and maturities of fixed
    maturities held-to-maturity.............................         --         --       3,923
  Proceeds from sale of property held for sale..............         --      2,115          --
                                                              ---------   --------   ---------
Net cash used in investing activities.......................    (31,402)   (60,277)    (49,187)
                                                              ---------   --------   ---------
FINANCING ACTIVITIES
  Increase in annuity account balances......................     23,367     23,223      18,446
  Decrease in annuity account balances......................    (23,679)   (34,107)    (37,819)
  Principal payments on mortgage note payable...............     (8,018)      (139)       (127)
  Increase in debt borrowings...............................     10,000     15,000      40,000
  Principal payments on debt................................    (28,000)    (6,000)         --
  Proceeds from public equity offering......................     46,511         --          --
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................      2,624      1,560       1,409
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................         --     21,096      15,000
  Proceeds from private placement of convertible voting
    preferred stock.........................................         --      7,500          --
  Repurchase of convertible voting preferred stock..........     (5,000)        --          --
                                                              ---------   --------   ---------
Net cash provided by financing activities...................     17,805     28,133      36,909
                                                              ---------   --------   ---------
NET INCREASE IN CASH........................................     15,061     16,591      23,545
Cash and cash equivalents at beginning of year..............     59,512     42,921      19,376
                                                              ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  74,573   $ 59,512   $  42,921
                                                              =========   ========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $   4,193   $  6,051   $   2,940
  Cash paid during the year for federal income taxes........        450      1,100       2,078

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. and its subsidiaries operated in 1998 and prior periods primarily through its wholly owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 2000, the Company's consolidated statements also include the accounts of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, acquired on February 17, 1999, United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure), and Pyramid Life Insurance Company acquired on July 26, 2000. As of December 31, 2001, the Company's consolidated statements include the operations of all these subsidiaries for the entire year. These acquisitions are discussed further in Note C, Business Combinations and Note J, Reinsurance Arrangements.

     The Company provides through its wholly-owned subsidiaries a wide array of health and life insurance products to over 535,000 insureds. While the Company through its subsidiaries is licensed in 49 states, the District of Columbia and the U.S. Virgin Islands, approximately 60.0% of premium volume is generated from ten states: Ohio, Texas, Florida, Indiana, Pennsylvania, Tennessee, Georgia, Missouri, Illinois and Nebraska.

SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Ceres and its wholly-owned subsidiaries. The consolidated statement of income for the year ended December 31, 2000 reflects the results of operations for Pyramid Life for the period subsequent to its acquisition on July 26, 2000. The consolidated statement of income for the year ended December 31, 1999 reflects the results of operations for Continental General Corporation for the period subsequent to its acquisition on February 17, 1999 and United Benefit Life for the period subsequent to its acquisition on July 21, 1999. All intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note P, Statutory Financial Information for further information.

     A summary of significant accounting policies is as follows:

  Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. See Note D, Cash and Investments for further information.

  Investments

     Investments in bonds and mandatorily redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments and surplus notes are reported at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (losses), net of deferred federal income taxes. All investments as of December 31, 2001 are designated as available-for-sale.

     Investments in policy notes and mortgage loans are reported at cost which approximates fair value.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. Premiums and discounts on other debt instruments are amortized using the interest method over the remaining term of the security.

     Realized gains and losses on the sale of investments are determined using the specific-identification method, and are credited or charged to income. Also charged to income are unrealized losses on investment securities for which a decline in fair market value is deemed to be other than temporary.

     The estimated fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services.

  Deferred Acquisition Costs

     Certain excess first year costs associated with issuing an insurance policy, including commissions and underwriting, all of which vary with and are primarily related to the production of new business, have been deferred and reported as deferred acquisition costs. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins.

     The Company evaluates the recoverability of deferred acquisition costs on a quarterly basis and determined that these amounts are recoverable.

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over periods of 25 years or less. On a periodic basis, management reviews goodwill to determine if events or changes in circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment charge would be recorded in current operations. Management believes that no impairment of goodwill exists at December 31, 2001. See New Accounting Pronouncements for further information.

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

  Future Policy Benefits, Losses and Claims

     Liabilities for future policy reserves for accident and health and ordinary life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using the Company's experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 4.5%. At December 31, 2001, credited rates ranged from 4.0% to 6.0%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.0% depending on the duration of the contract. Current rates credited range from 4.0% to 7.0%.

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

  Insurance Related Assessments

     Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this statement effective January 1, 1999 resulted in a $0.2 million charge to general operating expenses.

  Comprehensive Income

     Comprehensive income in 2001, 2000 and 1999 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income. See Note Q, Comprehensive Income (Loss) for further information.

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

  Fee and Other Income

     Fee and other income consist of association, collection, management, and administrative fees, and are recognized when earned.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Deferred Reinsurance Gain

     Deferred reinsurance gain consists of initial ceding allowances received from reinsurers, less amounts amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business.

  Federal Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary.

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

  Earnings per Share

     Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share. See Note R, Computation of Net Income Per Common Share for further information.

  Related Party Transactions

     Pursuant to an administrative services agreement with Antares Management Solutions, we outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing and network access for our Central Reserve Ohio insureds. Antares is a division of Medical Mutual Services, which is a subsidiary of Medical Mutual of Ohio, a 2.0% stockholder of the Company on a diluted basis and a party to the Company's voting agreement. Under the administrative services agreement, we have paid $18.4 million in 2001, $21.4 million in 2000 and $18.8 million in 1999.

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement will supersede, effective January 1, 2002, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

     This Statement required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a significant effect on our results of operations, financial position or liquidity.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We anticipate that the adoption of this standard will not have a significant effect on our results of operations, financial position or liquidity.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which replaces APB Opinion No. 17, Intangible Assets. This Statement addressed how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Additionally, this Statement discussed how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This
Statement:

     - specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment;

     - provides specific guidance for testing goodwill for impairment; and

     - requires additional disclosures not previously required.

     The provisions of SFAS No. 142 were adopted by the Company as required effective January 1, 2002. Application of the nonamortization provisions of this Statement is expected to reduce annual expense by approximately $1.1 million, which is projected to result in an increase in net income of approximately $0.7 million, or $0.02 per diluted share, in 2002 and subsequent periods, subject to the impairment test described herein. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company is in the process of evaluating the potential impact of this Statement on its results of operations, financial position, and liquidity.

     In general, application of the new provisions for goodwill and other indefinite-lived intangible assets may result in more income statement volatility due to the potential for periodic recognition of impairment losses, which could vary in amount and regularity versus reducing those assets through systematic amortization over a finite period of time.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the accounting and reporting for business combinations and expanded the criteria for recording intangible assets separate from

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

goodwill. On July 1, 2001, we adopted this Statement which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement revised the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in SFAS No. 125, and required certain additional disclosures. The adoption of this Statement did not have a material effect on our results of operations, financial position or liquidity.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and certain Hedging Activities and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position or liquidity.

B.  EQUITY TRANSACTIONS

     On December 27, 2001, we sold 16.1 million shares of common stock, at $3.20 per share, which included the exercise of the underwriter's over-allotment option of 2.1 million shares, in a follow-on public offering or the December 2001 public offering. We used the net proceeds of $46.5 million from this sale to:

     - repay $10.0 million of our tranche A term loan (See Note L, Debt, for further information);

     - repay the remaining balance of $2.5 million of our revolver on February 17, 2002;

     - repurchase our convertible voting preferred stock for $5.0 million (See Note O, Preferred Shares, for more information);

     - contribute $28.0 million to the capital of our insurance subsidiaries;
       and

     - $1.0 million for general corporate purposes and working capital.

     On July 25, 2000, we sold 3,333,334 shares of our common stock at $6.00 per share in a private placement offering, and, on July 26, 2000, we sold 75,000 shares of our convertible voting preferred stock at $100.00 per share to United Insurance Company of America in a private placement offering. The $27.5 million proceeds from these sales were used for the purchase of Pyramid Life from United Insurance, a subsidiary of Unitrin, Inc. See Note C, Business Combinations and Note O, Preferred Shares, for further information.

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In connection with the Original Stock Purchase Agreement, Strategic arranged an interim loan, or the Bridge Loan of $20.0 million to the Company. The Bridge Loan was due June 30, 1998, and bore interest at the prime rate of a major commercial bank. As consideration for the arrangement, the Company issued Strategic and Richard M. Osborne warrants to purchase 800,000 common shares at $6.00 per share in December 1997, which expire December 17, 2002, and additional warrants to purchase 200,000 common shares at $6.00 per share on July 3, 1998, which expire on December 17, 2002. Proceeds from the Bridge Loan were used as follows:

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

     The $67.5 million purchase price was financed as follows:

     - $20.0 million from the sale of 3,333,334 newly-issued shares of common stock at $6.00 per share, in a private placement offering;

     - $7.5 million from the sale to United of 75,000 newly-issued shares of convertible voting preferred stock, which shares (1) are entitled to vote on all matters presented to stockholders as if conversion has occurred,
       (2) are convertible into common stock by dividing the $100.00 per share purchase price, plus any accrued and unpaid dividends, by the initial conversion price of $6.145 (the average market price of our common stock at the time of issuance), (3) receive cumulative stock dividends of 10% per annum in additional shares of convertible voting preferred stock, (4) prohibit the payment of dividends on shares of common stock unless all previous dividends on the convertible voting preferred stock have been paid, and (5) as of December 31, 2000, $0.3 million in dividends were accrued or $4.36 per convertible voting preferred share;

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Provident Indemnity. Also, at January 1, 1999, Provident American Life ceded 50% of all business written after December 31, 1998 to Hannover.

D. CASH AND INVESTMENTS

     The amortized cost and estimated fair value of invested assets as of December 31, 2001 were as follows:

                                                            GROSS UNREALIZED
                                                AMORTIZED   ----------------   ESTIMATED
                                                  COST      GAINS    LOSSES    FAIR VALUE
                                                ---------   ------   -------   ----------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities....................  $ 29,051    $  611   $    (5)   $ 29,657
  U.S. Agencies...............................    10,323       347       (11)     10,659
  State and political subdivisions............     1,083        --       (11)      1,072
  Corporate bonds.............................   273,915     4,049    (5,137)    272,827
  Mortgage- and asset-backed securities.......   154,309     2,569    (1,303)    155,575
  Preferred stock.............................     1,520       182        (7)      1,695
                                                --------    ------   -------    --------
     Total available-for-sale.................   470,201     7,758    (6,474)    471,485
Surplus notes.................................     5,045       166        --       5,211
Mortgage loans................................        57        --        --          57
Policy notes..................................     5,869        --        --       5,869
                                                --------    ------   -------    --------
     Total investments........................  $481,172    $7,924   $(6,474)   $482,622
                                                ========    ======   =======    ========

     The amortized cost and estimated fair value of invested assets as of December 31, 2000 were as follows:

                                                           GROSS UNREALIZED
                                               AMORTIZED   -----------------   ESTIMATED
                                                 COST      GAINS     LOSSES    FAIR VALUE
                                               ---------   ------   --------   ----------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities...................  $ 35,996    $  347   $    (37)   $ 36,306
  U.S. Agencies..............................    37,619     1,634         (7)     39,246
  State and political subdivisions...........     3,672        20        (16)      3,676
  Corporate bonds............................   268,239     2,652    (10,746)    260,145
  Mortgage- and asset-backed securities......    72,082       847       (533)     72,396
  Preferred stock............................     3,470       135        (87)      3,518
                                               --------    ------   --------    --------
     Total available-for-sale................   421,078     5,635    (11,426)    415,287
Surplus notes................................     5,071        --        (76)      4,995
Mortgage loans...............................        89        --         --          89
Policy notes.................................     5,740        --         --       5,740
                                               --------    ------   --------    --------
     Total investments.......................  $431,978    $5,635   $(11,502)   $426,111
                                               ========    ======   ========    ========

     Except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, no investment of the Company exceeds 10% of total stockholders' equity at December 31, 2001 and 2000.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The amortized cost and estimated fair value of invested assets as of December 31, 2001 by contractual maturity were as follows:

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Fixed maturities
  Due in one year or less...................................  $ 20,427     $ 20,709
  Due after one year through five years.....................   140,782      142,877
  Due after five years through ten years....................    75,929       75,455
  Due after ten years.......................................    83,799       82,080
  Mortgage- and asset-backed securities.....................   154,309      155,575
                                                              --------     --------
     Total fixed maturities.................................   475,246      476,696
Mortgage loans..............................................        57           57
Policy notes................................................     5,869        5,869
                                                              --------     --------
     Total invested assets..................................  $481,172     $482,622
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

     Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Proceeds...............................................  $117,129   $11,569   $29,811
Gross realized gains...................................     5,774       161        27
Gross realized losses..................................       998        80        74

     The following is a summary of net investment income by category of investment:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Fixed maturities........................................  $29,995   $23,390   $19,359
Policy loans............................................      399       356       244
Cash equivalents........................................    2,339     3,378     1,637
Other...................................................      346       831     1,345
                                                          -------   -------   -------
  Investment income.....................................   33,079    27,955    22,585
Investment expenses.....................................   (1,080)   (1,084)   (1,223)
                                                          -------   -------   -------
  Net investment income.................................  $31,999   $26,871   $21,362
                                                          =======   =======   =======

     At December 31, 2001 and 2000, the Company's insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $39.3 million and $32.6 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     At December 31, 2001 and 2000, $7.4 million and $9.4 million, respectively, of cash was held for fully insured employer shared risk plans, which is restricted to use. Ceres Group is entitled to investment income from these funds. Additionally, at December 31, 2001, $2.5 million of cash was held in escrow for the permanent repayment of the balance of the revolver due February 17, 2002. A corresponding liability is included in the accompanying consolidated financial statements.

     At December 31, 2001, the Company held no unrated bonds and 5.2% of fixed maturity investments were in less-than-investment grade securities. Corporate bonds representing approximately 1.1% of fixed maturities were downgraded by rating agencies. Approximately 4.1% of the portfolio was invested in BB rated subordinated non-agency residential and commercial mortgage-backed securities. These securities include jumbo residential mortgages and commercial mortgages with strong prepayment protection. The Company has, however, taken a $0.8 million write-down for other than temporary impairment on securities backed by leasehold interests in the World Trade Center complex--most of which was destroyed by terrorists on September 11, 2001. No default has occurred on contractual payments for these securities, which represent less than 0.1% of total invested assets. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. The Company considers these evaluations in its overall investment strategy.

E.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized by category as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2001          2000
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Home office building........................................   $4,825       $16,153
Land........................................................    1,261         2,871
Furniture and fixtures......................................    2,538         2,499
Information technology equipment............................    3,902         3,705
Other property and equipment................................    3,738         3,229
                                                               ------       -------
                                                               16,264        28,457
Accumulated depreciation....................................   (8,164)      (10,926)
                                                               ------       -------
  Total.....................................................   $8,100       $17,531
                                                               ======       =======

     Other property and equipment consists principally of software, leasehold improvements and office equipment. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1.9 million, $1.5 million, and $1.1 million, respectively.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

F.  DEFERRED ACQUISITION COSTS

     Unamortized deferred policy acquisition costs are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year............................  $55,989   $26,650   $ 3,810
Current year's costs deferred...........................   50,062    46,171    27,379
                                                          -------   -------   -------
                                                          106,051    72,821    31,189
Amortization for the year...............................  (22,806)  (16,832)   (4,539)
Write-off of deferred acquisition costs related to
  United Benefit Life and Provident American Life(1)....   (5,868)       --        --
                                                          -------   -------   -------
Balance at end of the year..............................  $77,377   $55,989   $26,650
                                                          =======   =======   =======

---------------

(1) See Note M, Special Charges for further information.

G.  VALUE OF BUSINESS ACQUIRED

     A portion of the purchase price paid by the Company for Pyramid Life and Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.0% and 7.0% is credited to the unamortized balance for Continental General Corporation and Pyramid Life, respectively. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6.0% for Continental General Corporation and 7.0% for Pyramid Life which was the market rate at the time of acquisition.

     The value of business acquired is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year............................  $32,254   $16,731   $    --
Additions from acquisitions.............................       --    12,683    14,182
Amortization............................................   (3,626)   (2,263)   (1,901)
Additional expense reserve..............................    4,842     5,103     4,450
                                                          -------   -------   -------
Balance at end of the year..............................  $33,470   $32,254   $16,731
                                                          =======   =======   =======

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

                                                              AMORTIZATION
                                                              ------------
2002........................................................     $  549
2003........................................................      1,885
2004........................................................      2,715
2005........................................................      3,228
2006........................................................      3,541

H.  FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except for Continental General and Pyramid Life, which are required to file separate returns through fiscal years 2003 and 2004, respectively.

     Federal income tax expense is composed of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Current....................................................  $1,642   $1,022   $  715
Deferred...................................................   1,061    7,358    5,587
                                                             ------   ------   ------
     Total.................................................  $2,703   $8,380   $6,302
                                                             ======   ======   ======

     Income tax expense attributable to income from operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Expected tax expense at 35%................................  $1,743   $8,681   $6,302
Tax exempt interest........................................      (8)      (4)    (135)
Valuation allowance for deferred tax assets................      --       --     (158)
Meals and entertainment....................................     381       --       --
Non deductible goodwill....................................     416      318       --
Alternative minimum tax....................................      --       --      332
Other......................................................     171     (615)     (39)
                                                             ------   ------   ------
                                                             $2,703   $8,380   $6,302
                                                             ======   ======   ======

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service through 1997.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets
  Ceding commission.........................................   $ 2,475      $ 4,257
  Reinsurance transactions..................................     2,792        5,262
  Depreciation..............................................     2,607           --
  Severance pay.............................................         7          266
  Alternative minimum tax...................................       624          624
  Reserves..................................................    10,489       12,094
  Net operating loss carryforward...........................     9,124        5,506
  Advance premium...........................................       854          636
  Other.....................................................     8,317        1,469
                                                               -------      -------
                                                                37,289       30,114
                                                               -------      -------
Deferred tax liabilities
  Value of business acquired................................    11,715       11,289
  Deferred acquisition costs................................    12,803        5,283
  Unrealized gain adjustment................................       349          359
  Other.....................................................     2,922          557
                                                               -------      -------
                                                                27,789       17,488
Less: Valuation allowance...................................     8,388        8,829
                                                               -------      -------
Net deferred tax assets.....................................   $ 1,112      $ 3,797
                                                               =======      =======

     At December 31, 2001, the Company had a tax net operating loss carryforward, or NOL, of approximately $26.6 million for federal income tax purposes, which expires through 2015. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. The December 2001 public offering resulted in an "ownership change" of our company, as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $26.6 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2001 and 2000, estimates were made as to the potential financial impact on the Company of recent NOLs and our financial condition.

     Additionally, the Company reduced its valuation allowance by $5.9 million during 2000 through a reduction of goodwill related to the acquisition of Continental General. Management reviewed the Company's projections for taxable income of Continental General to be generated in future periods and concluded a greater amount of the deferred tax asset will be realized.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated in a memorandum account designated "policyholders' surplus." At December 31, 2001, the accumulated untaxed policyholders' surplus for the Company, all of which relates to Central Reserve, is $2.9 million.

I.  LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Gross balance at beginning of year...................  $176,236   $149,538   $ 74,395
Reserves on blocks of business acquired..............        --     11,176     39,173
                                                       --------   --------   --------
Adjusted gross beginning balance.....................   176,236    160,714    113,568
Less: Reserves ceded.................................    67,227     85,347     54,340
                                                       --------   --------   --------
Adjusted net beginning balance.......................   109,009     75,367     59,228
                                                       --------   --------   --------
Paid claims and claims adjustments expenses, net of
  reinsurance, for
  Current year.......................................   330,686    263,587    176,387
  Prior years........................................   120,347     70,299     57,875
                                                       --------   --------   --------
       Total paid....................................   451,033    333,886    234,262
                                                       --------   --------   --------
Incurred claims and claims adjustment expenses, net
  of reinsurance, for
  Current year.......................................   474,994    362,495    226,202
  Prior years........................................    12,414      5,437     (1,487)
                                                       --------   --------   --------
       Total incurred................................   487,408    367,932    224,715
                                                       --------   --------   --------
Net reserve balance at end of year...................   145,384    109,413     49,681
Plus: Reserves ceded at end of year..................    58,078     67,227     85,347
                                                       --------   --------   --------
Balance before reinsurance recoveries on paid
  claims.............................................   203,462    176,640    135,028
Plus: Increase (decrease) in reinsurance recoveries
  on paid claims.....................................    (5,166)      (404)    14,510
                                                       --------   --------   --------
Gross balance at end of year.........................  $198,296   $176,236   $149,538
                                                       ========   ========   ========

     The foregoing indicates that a $12.4 million deficiency in the 2000 reserves emerged in 2001 as a result of higher than expected benefit utilization in the medical segment related to increased costs of services, greater utilization of medical services and greatly increased expenditures on prescription drugs. In 2000, a $5.4 million deficiency in the 1999 reserves emerged as a result of higher utilization in all segments, and in 1999, a $1.5 million redundancy in the 1998 reserves emerged.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

J.  REINSURANCE ARRANGEMENTS

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

     In December 1999, Central Reserve entered into a reinsurance transaction with Hannover for certain health insurance policies issued during the period from July 1, 1998 through June 30, 1999. As part of the coinsurance funds withheld transaction, Hannover will pay Central Reserve on a quarterly basis, an experience refund, the amount of which shall be based upon the earnings derived from the business reinsured. Concurrent with this transaction, Hannover will reinsure to Continental General on a stop loss basis 100% of any losses incurred for the business reinsured in excess of a pre-determined aggregate annualized loss ratio of 76.0% in 2000, 78.0% in 2001 and 80.0% thereafter. In exchange for coverage under the stop loss reinsurance, Hannover pays Continental General a stop loss premium on the business reinsured. The effects of the transaction, except the net risk charge to Hannover, are eliminated in consolidation.

     In December 1997, Central Reserve entered into a retroactive reinsurance treaty (the "1997 Treaty") with Hannover. The quota share treaty was effective January 1, 1997, and covered certain group accident and health policies in force and written during 1997. Under the provisions of the 1997 Treaty, Central Reserve cedes 50% of the premiums of the eligible policies, and in return receives reimbursement for 50% of the claims paid, plus a commission and expense allowance. In connection with the 1997 Treaty, Central Reserve transferred $24.5 million of reserves to Hannover, and received an initial ceding allowance of $10.0 million, resulting in a net cash transfer of $14.5 million to Hannover. The initial ceding allowance was reported as a deferred reinsurance gain, and is being amortized into income over the duration of the underlying block of business.

  Continental General Life Insurance Company

     In December 2001, Continental General entered into a reinsurance transaction with London Life International Reinsurance Corporation, or London, for a 75% quota share of certain health policies issued after February 1, 1999. Under the provisions of the treaty, effective January 1, 2001, Continental General cedes 75% of the premiums of the eligible policies, and in return receives reimbursement for 75% of the claims paid, plus a commission and expense allowance. If the combined loss ratio (defined as benefits plus expense allowances divided by premium) is less than 100%, an experience refund will be paid from London to Continental General. The expense and profit charge is 85 basis points of reinsurance premium for calendar year 2001. The Company has determined that this contract does not transfer risk in accordance with generally accepted accounting principles and has reflected this agreement as a deposit.

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Provident American Life & Health Insurance Company

     Prior to the acquisition of Provident American Life, all of the insurance business of Provident American Life in force at December 31, 1998 was ceded to Provident Indemnity. Hannover reinsured all the individual and small group health insurance in force at December 31, 1998, of Provident Indemnity for a ceding allowance of approximately $10.0 million. On January 1, 1999, Hannover ceded 10% of this insurance in force to Central Reserve and Central Reserve paid a $1.0 million ceding commission.

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

  United Benefit Life Insurance Company

     Effective August 1, 1998, Central Reserve entered into a reinsurance treaty with United Benefit Life, a life and accident and health insurer in Texas. Under the terms of the treaty, Central Reserve agreed to assume 100% of United Benefit Life's block of business, until such time as profits earned by Central Reserve on the assumed block reach a contractual threshold, which approximates $20.0 million of pre-tax income. Central Reserve paid to United Benefit Life a $20.0 million ceding allowance in connection with this transaction. In addition, Central Reserve entered into an agency arrangement with respect to the marketing of United Benefit Life policies with Insurance Advisors of America, Inc., or IAA, a subsidiary of United Benefit Managed Care Corporation and an affiliate of United Benefit Life, in exchange for a $7.0 million note receivable. Central Reserve recorded a full valuation allowance against such note receivable at December 31, 1998.

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Premiums
  Direct..........................................  $ 821,257   $ 752,281   $ 551,553
  Assumed.........................................      7,432      16,817      81,493
  Ceded...........................................   (193,650)   (257,556)   (305,300)
                                                    ---------   ---------   ---------
  Net premiums....................................  $ 635,039   $ 511,542   $ 327,746
                                                    =========   =========   =========
Benefits, claims, losses, and settlement
  expenses........................................  $ 658,637   $ 596,086   $ 485,717
Reinsurance recoverable...........................   (158,162)   (206,275)   (252,614)
                                                    ---------   ---------   ---------
                                                    $ 500,475   $ 389,811   $ 233,103
                                                    =========   =========   =========
Selling, general, and administrative expenses
  Commissions.....................................  $ 130,646   $ 127,692   $  85,104
  Salaries and benefits...........................     47,888      38,409      25,678
  Taxes, licenses, and fees.......................     22,169      18,439      13,024
  Other operating expenses........................     38,817      40,580      46,579
  Administrative and IS services..................     24,589      21,486      14,513
  Reinsurance expenses............................      1,728       1,973      44,096
  Reinsurance allowances..........................    (41,896)    (62,190)    (91,062)
                                                    ---------   ---------   ---------
                                                    $ 223,941   $ 186,389   $ 137,932
                                                    =========   =========   =========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business. Amortization of deferred reinsurance gain for the years ended December 31, 2001, 2000 and 1999 was $5.0 million, $6.1 million, and $5.5 million, respectively. The above table does not include the amortization of initial ceding allowances received from reinsurers.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

K.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company's consolidated financial condition.

L.  DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Mortgage note payable.......................................   $    --      $ 8,018
                                                               =======      =======
Bank credit facility........................................   $28,500      $34,000
Revolver....................................................     2,500       15,000
                                                               -------      -------
                                                               $31,000      $49,000
                                                               =======      =======

     On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for $16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions. Monthly rent payments began in August 2001 and annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016. The net proceeds were used to:

     - prepay in full the outstanding $7.9 million mortgage note on the building on August 3, 2001;

     - permanently reduce our revolving line of credit by $2.5 million on August 6, 2001; and

     - contribute $5.0 million to the capital of Central Reserve.

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres', various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

     Interest on the outstanding balance of the term loan and revolver are determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the $40.0 million tranche A term loan. At December 31, 2001, the interest rate on the revolver was 5.7% on the outstanding balance of $2.5 million. On February 17, 2002, the balance of the revolver was repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, our credit agreement again was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

banks and Chase under the credit agreement. At December 31, 2001, the interest rate on our tranche A term loan balance of $18.5 million was 6.0% per annum and our $10.0 million CIT tranche B term loan was 6.5% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows:
$0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     On December 27, 2001, our credit agreement was again amended in connection with the stock offering. The credit agreement, as amended, contains financial and other covenants that among other things:

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

          - consolidated net worth of $110.0 million through December 31, 2001, and beginning in 2002, consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

          - a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2003, and 1.10 to 1.00 thereafter.

In addition, the amended agreement required us to:

     - repay a portion of our tranche A term loan with $10.0 million of the proceeds from the December 2001 equity offering;

     - repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans;

     - set aside $2.5 million of the proceeds from the equity offering for the permanent repayment of the balance of our revolver due February 17, 2002; and

     - increase the interest rate of the tranche B term loan by 0.5% per annum.

Finally, the credit agreement, as amended:

     - restructured our scheduled tranche A term loan debt payments as follows: quarterly principal payments of $0.5 million through May 17, 2002, $0.8 million through November 17, 2002, $0.9 million through November 17, 2004, and a payment of $8.5 million on February 17, 2005;

     - allowed repurchase of all of our convertible voting preferred stock with $5.0 million of the proceeds from the equity offering; and

     - allowed capital contributions to our insurance subsidiaries with proceeds from the equity offering after the repayments to the banks and repurchase of our convertible voting preferred stock.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     At December 31, 2001, the balance of our fully drawn revolver was $2.5 million. The pay-off and final maturity of this revolver was February 17, 2002.

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At December 31, 2001, we were in compliance with our credit agreement, as amended.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Due to the equity offering and the amendment to our credit agreement, we believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of December 31, 2001, none of the direct insurance subsidiaries (Central Reserve Life and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

M.  SPECIAL CHARGES

     The Company reported special charges of $7.1 million in the first quarter of 2001 related to:

     - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

     - $1.2 million loss on United Benefit Life.

     The Company has experienced excessive losses at United Benefit Life and Provident American Life due to high benefit utilization and higher than anticipated claims costs. These blocks had a $17.9 million pre-tax loss in 2001 compared to a $7.6 million pre-tax loss in 2000, including special charges and legal expenses.

     In July 2001, we implemented a program to mitigate future losses of United Benefit Life and Provident American Life by notifying policyholders that their policies would be terminated or replaced with a different Provident American Life product. The business should be substantially wound down by the early part of 2002.

N.  STOCK-BASED COMPENSATION

     In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. The Company terminated this plan in December 2000. At December 31, 2001, there were options outstanding under the plan to purchase 325,000 shares.

     In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain key employees. In 2000 and 1999, the Company granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. Such grants generally vest over three years, and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. There are 2,000,000 shares of our common stock reserved for

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

issuance under this plan, pending stockholder approval. At December 31, 2001, there were options outstanding under the plan to purchase 1,659,926 shares.

     In 1998 and 1999, pursuant to various individual employment agreements, the Company granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years. At December 31, 2001 there were options outstanding under the plan to purchase 815,000 shares.

     Also, pursuant to employment contracts, the Company provided an award of shares of common stock to Peter Nauert. The number of shares awarded is contingent upon the weighted average fair value of the common shares over specified periods, but is based on a stock award equal to $1.0 million per year through July 1, 2001 and $0.5 million per year through July 1, 2003. Management currently estimates that 269,881 shares (including 28,403 shares issued in 2001, 139,852 shares issued in 2002 and 101,626 shares issued in 2003) will be issued pursuant to the employment contract, based upon the fair value of the Company's shares at December 31, 2001.

     A summary of the Company's stock option activity is presented below:

                                                       YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                                  2001                         2000
                                       --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                      AVERAGE
                                        OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                       ---------   --------------   ---------   --------------
Outstanding at beginning of year.....  2,052,184       $7.51        1,606,000       $7.81
Options granted, with exercise
  Prices:
  Greater than fair value at grant
     date............................    633,333        6.73               --          --
  Equal to fair value at grant
     date............................    275,000        5.19          644,977        6.68
Forfeited............................   (160,591)       6.76         (198,793)       7.22
                                       ---------                    ---------
Outstanding at end of year...........  2,799,926        7.15        2,052,184        7.51
                                       =========                    =========
Exercisable at end of year...........  1,049,947        7.64          470,000        7.88
                                       =========                    =========

     Exercise prices for options outstanding at December 31, 2001 ranged from $5.12 to $10.50, of which 51% were between $5.12 and $6.99, 14% between $7.00 and $7.99, 27% between $8.00 and $8.99, and 8% between $9.00 and $10.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years.

     At December 31, 2001, there were 1,049,947 options exercisable ranging from $5.50 to $10.50. Approximately 47% were between $5.50 and $6.99, 17% between $7.00 and $7.99, 14% between $8.00 and $8.99, and 22% between $9.00 and $10.50.

     The Company also had outstanding at December 31, 2001 3,657,743 warrants at $5.41, expiring in 2005, 770,000 warrants at $6.00, expiring in 2002, and 130,000 warrants at $6.00, expiring in 2003.

     Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other than for death, disability or retirement. Six-month offerings are made available beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of the stock's fair

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. As of December 31, 2001 and 2000, 62,761 and 18,807 shares, respectively, had been issued under the employee plan.

     We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent stock purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2001 and 2000, 76,621 and 10,603 shares, respectively, had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased unless sooner terminated by the Board of Directors.

     The Company recognized stock compensation expense of $0.9 million, $1.1 million, and $0.8 million in 2001, 2000 and 1999, respectively. As required by FASB Statement 123, Accounting for Stock-Based Compensation, the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

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

     Significant underlying assumptions made are summarized as follows:

                                                             2001      2000      1999
                                                            -------   -------   -------
Risk-free rate of return..................................     4.33%     4.98%     6.34%
Dividend yield............................................        0%        0%        0%
Volatility factor.........................................    0.275     0.226     0.287
Expected life of award....................................  5 years   5 years   5 years

     Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.17, $1.26 and $2.10 per share for 2001, 2000 and 1999, respectively. The pro forma impact would be to decrease net income by $0.8 million, $0.6 million and $0.9 million and decrease net income per share by $0.05, $0.04 and $0.07 for basic and $0.05, $0.04 and $0.06 for fully diluted for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The Company has authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which none are outstanding at December 31, 2001. On December 27, 2001, the Company repurchased our

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

convertible voting preferred stock for $5.0 million from the proceeds of the public offering. The carrying value of the convertible voting preferred stock was $8.2 million and the related dividends distributable was $0.4 million. The resulting gain from repurchase of the convertible voting preferred stock was $3.6 million. The gain was recorded in retained earnings and was reflected as a component of net income attributable to common stockholders. For more information regarding our convertible voting preferred stock, see Note B, Equity Transactions and Note C, Business Combinations.

P.  STATUTORY FINANCIAL INFORMATION

     State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The use of such permitted practices by Ceres and its insurance subsidiaries did not have a material effect on their statutory equity at December 31, 2001 and 2000.

     Statutory accounting practices prescribed or permitted by regulatory authorities for Ceres' insurance subsidiaries differ from generally accepted accounting principles. Shareholders' equity and net income, unaudited, as determined in accordance with statutory accounting practices, for Ceres and its subsidiaries are summarized as follows:

                                                                     STATUTORY CAPITAL AND
                                       STATUTORY NET GAIN (LOSS)            SURPLUS
                                        YEAR ENDED DECEMBER 31,          DECEMBER 31,
                                      ----------------------------   ---------------------
                                        2001      2000      1999       2001        2000
                                      --------   -------   -------   ---------   ---------
                                                           UNAUDITED
                                                     (DOLLARS IN THOUSANDS)
Central Reserve(1)..................  $(10,492)  $(1,046)  $(1,994)   $27,399     $26,164
Provident American Life(1)..........    (5,085)     (419)     (983)     3,947       6,551
Continental General(2)..............    (6,411)   (2,831)   13,591     48,072      42,478
United Benefit Life(1)..............    (2,392)   (1,564)      421      3,004       4,182
Pyramid Life(2).....................     1,008     2,874        --     22,320      20,814
                                      --------   -------   -------
  Total.............................  $(23,372)  $(2,986)  $11,035
                                      ========   =======   =======

---------------

(1) Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life.

(2) Statutory capital and surplus for Continental General includes Pyramid Life.

     Generally, the capital and surplus of Ceres' insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. In 2002, Central Reserve, United Benefit Life and Provident American Life cannot pay any dividends without the prior approval of the Ohio Insurance Commissioner as a result of their respective statutory levels of unassigned surplus at December 31, 2001. As of December 31, 2001, Continental General cannot pay any dividends in 2002, without the prior approval of the Nebraska Insurance Commissioner. By agreement with the Kansas Department of Insurance, Pyramid Life can pay dividends to its parent Continental General Insurance only from net underwriting profits of Pyramid Life, and, therefore, as of December 31, 2001, Pyramid Life could pay approximately $1.0 million in dividends in 2002, without the prior approval of the Kansas Insurance Commissioner.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Ceres and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that Ceres and its subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to statutory-basis capital and surplus of Ceres insurance subsidiaries was not significant.

Q.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001      2000       1999
                                                        --------   -------   --------
                                                           (DOLLARS IN THOUSANDS)
Net income............................................  $  2,332   $16,450   $ 11,704
Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on securities, net of tax of
     $37, $0 and $0, respectively(1)..................     7,280    11,806    (19,650)
  Other...............................................      (455)      210        362
                                                        --------   -------   --------
     Comprehensive income (loss)......................  $  9,157   $28,466   $ (7,584)
                                                        ========   =======   ========

---------------

(1) Net of reclassification adjustments for net gains (losses) included in net income.

R.  COMPUTATION OF NET INCOME PER COMMON SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. In 2001, the diluted earnings per share calculation was adjusted for a one time net gain on repurchase of the convertible voting preferred stock. All stock options are antidilutive for the year ended December 31, 2001 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Weighted average shares:
  BASIC..........................................  17,751,919   15,260,160   13,328,339
  Convertible voting preferred stock.............          --      535,851           --
  Stock awards and incremental shares from
     assumed exercise of stock options...........      38,226      629,344    1,905,560
                                                   ----------   ----------   ----------
  DILUTED........................................  17,790,145   16,425,355   15,233,899
                                                   ==========   ==========   ==========

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

S.  EMPLOYEE BENEFIT PLAN

     The Company sponsors the Ceres Group, Inc. 401(k) Plan, a defined contribution 401(k) savings plan, or the Plan. Effective January 1, 2001, the Plan was amended to increase the employer match (Company Match Contribution) to 50% of the first 6% of each participant's salary deferrals.

     Based on provisions of the Plan, participants can elect to make pre-tax contributions from 1% to 15% of their compensation and can elect to make after-tax contributions up to 15% of their compensation. In addition to the Company Match Contribution, Ceres will match 100% of each participant's contributions (Stock Match Contribution) to the Ceres Group, Inc. Stock Fund, up to a maximum of $1,000 per year.

     In addition, Ceres may contribute a Profit Sharing Contribution to the Plan, as determined by the Board of Directors. All eligible, active employees who have worked over 1,000 hours during the plan year and who are employed on the last day of the plan year share in this contribution. Participants who leave employment during the plan year due to retirement, death or disability will also share in the contribution. There were no Profit Sharing Contributions made for the 2001, 2000 and 1999 plan years, respectively.

     A participant's interest in the Company Match Contribution, Stock Match Contribution and Profit Sharing Contribution allocated to the participant's account becomes vested over a five-year graded vesting schedule with 100% vesting over five years. Total matching contributions by the Company were approximately $768,000 for 2001, $376,000 for 2000, and $133,000 for 1999.

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

     The corporate and other segment encompasses all other activities of the Company, including interest income, interest expense, or corporate expenses of the parent company. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments and are summarized in the following tables:

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)

MEDICAL
  Revenues
     Net premiums....................................  $408,215   $375,804   $251,876
     Investment income, realized gains...............    11,984      9,101      6,985
     Other income....................................    37,772     36,103     21,307
                                                       --------   --------   --------
                                                        457,971    421,008    280,168
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   333,740    288,260    176,531
     Other operating expenses........................   130,306    122,483     96,357
     Special charges.................................     7,097         --         --
                                                       --------   --------   --------
                                                        471,143    410,743    272,888
                                                       --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock
     transactions....................................  $(13,172)  $ 10,265   $  7,280
                                                       ========   ========   ========
SENIOR AND OTHER
  Revenues
     Net premiums....................................  $226,824   $135,738   $ 75,870
     Investment income, realized gains...............    24,345     16,615     14,233
     Other income....................................     3,341      2,686      1,364
                                                       --------   --------   --------
                                                        254,510    155,039     91,467
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   166,735    101,551     56,572
     Other operating expenses........................    61,871     32,265     18,510
                                                       --------   --------   --------
                                                        228,606    133,816     75,082
                                                       --------   --------   --------
  Segment profit before federal income taxes,
     minority interest and preferred stock
     transactions....................................  $ 25,904   $ 21,223   $ 16,385
                                                       ========   ========   ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains...............  $    623   $  1,057   $    251
     Other income....................................        --         22        207
                                                       --------   --------   --------
                                                            623      1,079        458
                                                       --------   --------   --------
  Expenses
     Interest and financing expenses.................     4,679      5,566      4,090
     Other operating expenses........................     3,696      2,197      2,027
                                                       --------   --------   --------
                                                          8,375      7,763      6,117
                                                       --------   --------   --------
  Segment loss before federal income taxes, minority
     interest and preferred stock transactions.......  $ (7,752)  $ (6,684)  $ (5,659)
                                                       ========   ========   ========
INCOME BEFORE FEDERAL INCOME TAXES, MINORITY INTEREST
  AND PREFERRED STOCK TRANSACTIONS...................  $  4,980   $ 24,804   $ 18,006
                                                       ========   ========   ========

     The Company does not separately allocate investments or other identifiable assets by industry segment, nor are income tax (benefits) expenses allocated by industry segment. The Company also expanded the detail of its disclosures for 2001, 2000 and 1999, which included certain reclassifications.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

U.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments are based upon quoted market prices, where available, or on values obtained from independent pricing services. In cases where quoted market prices are not available, fair value is based on estimates using the present value of future cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Although fair value estimates are calculated using assumptions that management believes are appropriate, differences between estimated and actual outcomes or changes in the underlying assumptions could cause these values to vary materially. Consequently, calculated fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized by the immediate settlement of the instruments.

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

     CASH, CASH EQUIVALENTS, PREMIUMS RECEIVABLE, REINSURANCE RECEIVABLE, SURPLUS NOTES, MORTGAGE LOANS AND POLICY NOTES -- The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

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

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Carrying amounts and estimated fair values of financial instruments at December 31, 2001 and 2000, are summarized as follows:

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                             2001                    2000
                                                     ---------------------   ---------------------
                                                     CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                      AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                     --------   ----------   --------   ----------
                                                                (DOLLARS IN THOUSANDS)
ASSETS
Investments
  Fixed maturities available for sale..............  $471,485    $471,485    $415,287    $415,287
  Surplus notes....................................     5,211       5,211       4,995       4,995
  Policy notes.....................................     5,869       5,869       5,740       5,740
  Mortgage loans...................................        57          57          89          89
Cash and cash equivalents..........................    74,573      74,573      59,512      59,512
Premiums receivable................................     5,230       5,230       5,852       5,852
Reinsurance receivable.............................   223,330     223,330     238,185     238,185

LIABILITIES
Annuity reserves...................................   182,526     177,381     194,369     186,786
Other policyholders' funds.........................    28,659      28,659      24,246      24,246
Mortgage note payable..............................        --          --       8,018       8,018
Debt...............................................    31,000      31,000      49,000      49,000

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

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2001, Hannover maintained an "A" rating from the A.M. Best Company. The Company performs periodic evaluations of this reinsurer's credit standing.

                        DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

W.  QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                       FIRST        SECOND       THIRD        FOURTH
                                                     ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Revenues.........................................   $171,185     $175,667     $184,826     $181,426
  Benefits and claims..............................    129,196      123,062      122,331      125,886
  Selling, general and administrative and other
     expenses......................................     44,684       51,279       53,772       50,817
  Special charges..................................      7,097           --           --           --
  Net income (loss)................................     (7,097)         711        5,558        3,160
  Gain on repurchase of the convertible voting
     preferred stock, net of dividends.............       (185)        (187)        (207)       3,406
  Net income (loss) attributable to common
     stockholders..................................     (7,282)         524        5,351        6,566
  Net income (loss) per share attributable to
     common stockholders
  Basic............................................      (0.42)        0.03         0.30         0.35
  Diluted..........................................      (0.42)        0.03         0.29         0.35

2000
  Revenues.........................................   $118,709     $135,043     $158,021     $165,353
  Benefits and claims..............................     81,558       90,023      104,018      114,212
  Selling, general and administrative and other
     expenses......................................     31,350       37,965       47,893       45,303
  Net income.......................................      3,771        4,585        3,972        4,122
  Net income attributable to common stockholders...      3,771        4,585        3,834        3,933
  Net income per share attributable to common
     stockholders
  Basic............................................       0.28         0.33         0.23         0.23
  Diluted..........................................       0.26         0.32         0.21         0.22

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2001       2000
                                                              --------   --------
ASSETS
Investment in subsidiaries(1)...............................  $193,901   $157,088
Cash and cash equivalents...................................    14,021      4,832
Property and equipment, net.................................       381      9,035
Other assets................................................     4,725      3,113
                                                              --------   --------
          Total assets......................................  $213,028   $174,068
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt......................................................  $ 31,000   $ 57,018
  Other liabilities(2)......................................    25,453     13,767
                                                              --------   --------
          Total liabilities.................................    56,453     70,785
                                                              --------   --------
Stockholders' equity
  Non-voting preferred stock................................        --         --
  Convertible voting preferred stock........................        --      7,500
  Common stock..............................................        34         17
  Additional paid-in capital................................   132,061     82,943
  Dividends distributable, convertible voting preferred
     stock..................................................        --        327
  Retained earnings.........................................    23,831     18,672
  Accumulated other comprehensive income (loss).............       649     (6,176)
                                                              --------   --------
          Total stockholders' equity........................   156,575    103,283
                                                              --------   --------
          Total liabilities and stockholders' equity........  $213,028   $174,068
                                                              ========   ========

---------------

(1) Eliminated in consolidation.

(2) Includes $8.0 million and $6.3 million in advances from non-regulated subsidiaries in 2001 and 2000, respectively.

                 See accompanying independent auditors' report.

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               2001      2000      1999
                                                              -------   -------   -------
REVENUES
Dividend income(1)..........................................  $11,200   $    --   $    --
Rental income(2)............................................    1,406     1,170     1,410
Net realized gains..........................................      180        --        --
Net investment income.......................................       26        97        72
                                                              -------   -------   -------
                                                               12,812     1,267     1,482

EXPENSES
Selling, general and administrative expenses................    8,097     4,015    10,103
                                                              -------   -------   -------
Income (loss) before income tax benefit and equity in
  undistributed income (loss) of subsidiaries...............    4,715    (2,748)   (8,621)
Income tax benefit..........................................   (2,270)     (962)   (3,017)
                                                              -------   -------   -------
Income (loss) before equity in undistributed income (loss)
  of subsidiaries...........................................    6,985    (1,786)   (5,604)
Equity in undistributed (loss) income of subsidiaries(3)....   (4,653)   18,236    17,308
                                                              -------   -------   -------
Net income..................................................    2,332    16,450    11,704
Gain on repurchase of preferred stock, net of dividends.....    2,827      (327)       --
                                                              -------   -------   -------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $ 5,159   $16,123   $11,704
                                                              =======   =======   =======

---------------

(1) Represents dividend income from non-regulated subsidiaries, which is eliminated in consolidation.

(2) Eliminated in consolidation.

(3) Includes the parent company's equity of regulated and non-regulated subsidiaries, which is eliminated in consolidation.

                 See accompanying independent auditors' report.

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $  2,332   $ 16,450   $ 11,704
Adjustments to reconcile net income (loss) to cash provided
  by operating activities:
  Equity in undistributed loss (income) of subsidiaries
    (1).....................................................     4,653    (18,236)   (17,308)
  Depreciation..............................................       352        470        380
  Net realized gains........................................      (180)        --         --
  Decrease (increase) in other assets.......................    (1,612)     1,303     (3,682)
  Increase (decrease) in other liabilities..................     2,933     (1,915)     7,137
  Increase in net advances from non-regulated subsidiaries
    (1).....................................................     1,685      6,336         --
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    10,163      4,408     (1,769)
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Capital contributions to regulated subsidiaries (1).......   (34,500)    (3,500)        --
  Capital contribution to Continental General for the
    acquisition of Pyramid Life Insurance Company (1).......        --    (33,272)        --
  Increase in investment in subsidiaries (1)................      (141)    (2,877)    (4,035)
  Acquisition of Continental General Corporation, net of
    $2,212 cash acquired (1)................................        --         --    (59,788)
  Proceeds from sale of Cleveland headquarters..............    15,586         --         --
  Purchase of property and equipment........................       (36)      (618)      (191)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (19,091)   (40,267)   (64,014)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Increase in debt borrowings...............................    10,000     15,000     40,000
  Principal payments on debt................................   (28,000)    (6,000)        --
  Principal payments on mortgage note payable...............    (8,018)      (139)      (127)
  Proceeds from public equity offering......................    46,511         --         --
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................        --     21,096     15,000
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................     2,624      1,560      1,409
  Repurchase of convertible voting preferred stock..........    (5,000)        --         --
  Proceeds from private placement of preferred stock........        --      7,500         --
                                                              --------   --------   --------
Net cash provided by financing activities...................    18,117     39,017     56,282
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................     9,189      3,158     (9,501)
Cash and cash equivalents at beginning of year..............     4,832      1,674     11,175
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 14,021   $  4,832   $  1,674
                                                              ========   ========   ========

---------------

(1) Eliminated in consolidation.

                 See accompanying independent auditors' report.

                                                                    SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                                                                     BENEFITS,
                                                   FUTURE POLICY              OTHER POLICY                           CLAIMS,
                                     DEFERRED      BENEFITS,                  CLAIMS AND                NET          LOSSES AND
                                     ACQUISITION   LOSSES AND      UNEARNED   BENEFITS       PREMIUM    INVESTMENT   SETTLEMENT
                                     COSTS         CLAIMS          PREMIUMS   PAYABLE        REVENUE    INCOME       EXPENSES
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2001
  Medical..........................    $39,202       $ 12,120      $11,284      $145,951     $408,215    $ 9,877      $333,740
  Senior and other.................     38,175        396,798       36,055        52,345      226,824     21,679       166,735
  Corporate and other..............         --             --           --            --           --        443            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $77,377       $408,918      $47,339      $198,296     $635,039    $31,999      $500,475
                                       =======       ========      =======      ========     ========    =======      ========
Year ended December 31, 2000
  Medical..........................    $33,187       $ 10,113      $ 9,493      $132,453     $375,804    $ 9,250      $288,260
  Senior and other.................     22,802        398,777       33,258        43,783      135,738     16,570       101,551
  Corporate and other..............         --             --           --            --           --      1,051            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $55,989       $408,890      $42,751      $176,236     $511,542    $26,871      $389,811
                                       =======       ========      =======      ========     ========    =======      ========
Year ended December 31, 1999
  Medical..........................    $18,758       $  6,839      $ 8,613      $120,081     $251,876    $ 7,027      $176,531
  Senior and other.................      7,892        350,310       23,432        29,457       75,870     14,084        56,572
  Corporate and other..............         --             --           --            --           --        251            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $26,650       $357,149      $32,045      $149,538     $327,746    $21,362      $233,103
                                       =======       ========      =======      ========     ========    =======      ========

                                     NET (DEFERRAL)
                                     AMORTIZATION
                                     AND CHANGE IN
                                     ACQUISITION
                                     COSTS AND VALUE    OTHER
                                     OF BUSINESS        OPERATING
                                     ACQUIRED           EXPENSES
---------------------------------------------------------------------------
Year ended December 31, 2001
  Medical..........................      $(11,687)      $149,090
  Senior and other.................       (17,485)        79,356
  Corporate and other..............            --          8,375
                                         --------       --------
         Total.....................      $(29,172)      $236,821
                                         ========       ========
Year ended December 31, 2000
  Medical..........................      $(14,295)      $136,778
  Senior and other.................       (16,218)        48,483
  Corporate and other..............            --          7,763
                                         --------       --------
         Total.....................      $(30,513)      $193,024
                                         ========       ========
Year ended December 31, 1999
  Medical..........................      $(13,210)      $109,567
  Senior and other.................        (8,682)        27,192
  Corporate and other..............            --          6,117
                                         --------       --------
         Total.....................      $(21,892)      $142,876
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

SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                         PERCENTAGE
                                                                                             OF
                                                   CEDED TO     ASSUMED                    AMOUNT
                                       GROSS        OTHER      FROM OTHER      NET       ASSUMED TO
                                       AMOUNT     COMPANIES    COMPANIES      AMOUNT        NET
                                     ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2001
Life insurance in force............  $4,422,807   $2,138,147    $ 40,670    $2,325,330       1.7%
                                     ==========   ==========    ========    ==========
Premiums
  Life insurance...................  $   25,074   $   11,108    $  1,183    $   15,149       7.8%
  Accident and health insurance....     796,183      182,542       6,249       619,890       1.0%
                                     ----------   ----------    --------    ----------
                                     $  821,257   $  193,650    $  7,432    $  635,039       1.2%
                                     ==========   ==========    ========    ==========
YEAR ENDED DECEMBER 31, 2000
Life insurance in force............  $4,566,816   $2,247,235    $ 80,178    $2,399,759       3.3%
                                     ==========   ==========    ========    ==========
Premiums
  Life insurance...................  $   25,765   $    6,207    $  1,671    $   21,229       7.9%
  Accident and health insurance....     726,516      251,349      15,146       490,313       3.1%
                                     ----------   ----------    --------    ----------
                                     $  752,281   $  257,556    $ 16,817    $  511,542       3.3%
                                     ==========   ==========    ========    ==========
YEAR ENDED DECEMBER 31, 1999
Life insurance in force............  $3,863,690   $1,165,579    $129,428    $2,827,539       4.6%
                                     ==========   ==========    ========    ==========
Premiums
  Life insurance...................  $   17,735   $    5,757    $  1,958    $   13,936      14.0%
  Accident and health insurance....     533,818      299,543      79,535       313,810      25.3%
                                     ----------   ----------    --------    ----------
                                     $  551,553   $  305,300    $ 81,493    $  327,746      24.9%
                                     ==========   ==========    ========    ==========

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on May 15, 2002. We expect to file the Proxy Statement by April 1, 2002.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on May 15, 2002.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on May 15, 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our annual meeting of stockholders to be held on May 15, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

        Ceres Group, Inc. and Subsidiaries: Audit Report.

        Consolidated Balance Sheets -- December 31, 2001 and 2000.

        Consolidated Statements of Operations -- Years ended December 31, 2001,
           2000 and 1999.

        Consolidated Statements of Stockholders' Equity -- Years ended December
           31, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows -- Years ended December 31, 2001,
           2000 and 1999.

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

     (b) Reports on Form 8-K: None.

     (c) Exhibits.

                                                   INCORPORATED BY
                                                    REFERENCE TO
                                                   REGISTRATION OR   FORM OR                EXHIBIT
                       EXHIBITS                      FILE NUMBER     REPORT       DATE      NUMBER
                       --------                    ---------------   -------   ----------   -------
 (2)   Plan of acquisition, reorganization,
        arrangement, liquidation, or succession.
       (1) Amended and Restated Stock Purchase           0-8483        10-K    Mar. 1998       2.2
           Agreement, dated March 30, 1998, by
           and among Strategic Partners,
           Insurance Partners, L.P., Insurance
           Partners Offshore (Bermuda), L.P.,
           and Central Reserve.
       (2) Merger Agreement and Plan of                  0-8483         8-K    Dec. 1998       2.1
           Reorganization dated December 8, 1998
           between Central Reserve Life
           Corporation and Ceres Group, Inc.
       (3) Stock Purchase Agreement dated as of          0-8483         8-K    Feb. 1999       2.2
           November 4, 1998 between The Western
           and Southern Life Insurance Company
           and Ceres Group, Inc.
       (4) Purchase Agreement dated October 7,           0-8483         8-K    Aug. 2000       2.1
           1999, by and between United Insurance
           Company of America and Ceres Group,
           Inc.
       (5) Amendment of Purchase Agreement by            0-8483         8-K    Aug. 2000       2.2
           and between United Insurance Company
           of America and Ceres Group, Inc.
           dated as of April 17, 2000.
       (6) Amendment No. 2 to Purchase Agreement         0-8483         8-K    Aug. 2000       2.3
           by and between United Insurance
           Company of America and Ceres Group,
           Inc. dated as of July 5, 2000.
 (3)   Articles of Incorporation and By-laws.
       (1) Certificate of Incorporation of Ceres         0-8483         8-K    Dec. 1998       3.1
           Group, Inc. as filed with Secretary
           of Delaware on October 22, 1998.
       (2) Certificate of Amendment of the               0-8483         8-K    Aug. 2000       3.1
           Certificate of Incorporation of Ceres
           Group, Inc. dated July 25, 2000.
       (3) Bylaws of Ceres Group, Inc.                   0-8483         8-K    Dec. 1998       3.2
 (4)   Instruments defining the rights of
       security holders, including indentures.

                                                   INCORPORATED BY
                                                    REFERENCE TO
                                                   REGISTRATION OR   FORM OR                EXHIBIT
                       EXHIBITS                      FILE NUMBER     REPORT       DATE      NUMBER
                       --------                    ---------------   -------   ----------   -------
       (1) Amended and Restated Voting Agreement         0-8483         8-K    Aug. 2000       4.2
           dated as of July 25, 2000 by and
           among Ceres Group, Inc. (as
           successor-in-interest to Central
           Reserve Life Corporation) and the
           security holders listed on the
           signature pages thereof.
       (2) Stockholders Agreement, dated as of           0-8483         8-K    Feb. 1999       4.2
           July 1, 1998 by and among Ceres
           Group, Inc. (as successor-in-interest
           to Central Reserve Life Corporation)
           and the security holders listed on
           the signature pages thereof.
       (3) Amended and Restated Registration             0-8483         8-K    Aug. 2000       4.1
           Rights Agreement dated as of July 25,
           2000 between Ceres Group, Inc. (as
           successor-in-interest to Central
           Reserve Life Corporation) and the
           persons and entities set forth on the
           signature pages attached thereto.
       (5) Form of Stockholders Agreement                0-8483         S-1    Apr. 2001       4.5
           between QQLink.com, Inc., Ceres
           Group, Inc. and the persons and
           entities listed on the signature
           pages thereto.
       (6) Amendment No. 1 to Amended and                     *                                4.6
           Restated Voting Agreement, dated
           November 30, 2001, by and among Ceres
           Group, Inc. and the persons and
           entities set forth on the signature
           page attached thereto.
(10)   Material Contracts
       (6) Warrant to purchase Common Shares,            0-8483         8-K    Dec. 1997      10.4
           dated December 16, 1997 by Central
           Reserve Life Corporation in favor of
           Peter W. Nauert.
       (7) Warrant to purchase Common Shares,            0-8483         8-K    Dec. 1997      10.5
           dated December 16, 1997, by Central
           Reserve Life Corporation in favor of
           the Turkey Vulture Fund XIII, Ltd.
       (8) Reinsurance Agreement between Central         0-8483        10-K    Mar. 1998     10.10
           Reserve Life Insurance Company and
           Reassurance Company of Hannover.
       (9) Administrative Services Agreement,            0-8483      10-K/A    Mar. 1998     10.12
           dated March 25, 1998 by and between
           Mutual Management Company, Inc. and
           Central Reserve Life Insurance
           Company.
       (10) Amendment No. 1 to Warrant to                0-8483        10-K    Mar. 1998     10.13
            purchase Common Shares, dated March
            30, 1998 by Central Reserve Life
            Corporation in favor of Peter W.
            Nauert.

                                                   INCORPORATED BY
                                                    REFERENCE TO
                                                   REGISTRATION OR   FORM OR                EXHIBIT
                       EXHIBITS                      FILE NUMBER     REPORT       DATE      NUMBER
                       --------                    ---------------   -------   ----------   -------
       (11) Amendment No. 1 to Warrant to                0-8483        10-K    Mar. 1998     10.14
            purchase Common Shares, dated March
            30, 1998 by Central Reserve in favor
            of the Turkey Vulture Fund XIII,
            Ltd.
       (12) Employment Agreement dated June 30,          0-8483        10-Q    Sept. 1998    10.17
            1998, by and between Peter W. Nauert
            and Central Reserve Life
            Corporation.
       (13) Employment Agreement dated October           0-8483        10-K    Mar. 1999     10.20
            1, 1998, by and between Charles E.
            Miller and Central Reserve Life
            Corporation.
       (14) Reinsurance Agreement dated February         0-8483        10-K    Mar. 1999     10.21
            1, 1999, between Continental General
            Life Insurance Company and
            Reassurance Company of Hannover.
       (15) Credit Agreement dated February 17,          0-8483         8-K    Feb. 1999     10.22
            1999, among Ceres Group, Inc., the
            lending institutions and The Chase
            Manhattan Bank, as Administrative
            Agent.
       (16) First Amendment to the Credit                0-8483         8-K    Aug. 2000      10.2
            Agreement, dated as of May 3, 1999,
            among Ceres Group, Inc., the lending
            institutions party to the Credit
            Agreement and The Chase Manhattan
            Bank, as Administrative Agent.
       (17) Second Amendment to Credit                   0-8483         8-K    Aug. 2000      10.3
            Agreement, dated as of July 25,
            2000, among Ceres Group, Inc., the
            lending institutions party to the
            Credit Agreement and The Chase
            Manhattan Bank, as Administrative
            Agent.
       (18) First Amendment to Employment                0-8483        10-K    Mar. 2000     10.23
            Agreement between Peter W. Nauert
            and Ceres Group, Inc. dated March
            18, 1999.
       (19) Second Amendment to Employment               0-8483        10-K    Mar. 2000     10.24
            Agreement between Peter W. Nauert
            and Ceres Group, Inc. dated June 15,
            1999.
       (20) Third Amendment to Employment                0-8483        10-K    Mar. 2000     10.25
            Agreement between Peter W. Nauert
            and Ceres Group, Inc. dated December
            19, 1999.
       (21) Third Amendment to Credit Agreement,         0-8483        10-Q    Nov. 2000      10.1
            dated as of September 22, 2000,
            among Ceres Group, Inc., the lending
            institutions party to the Credit
            Agreement and The Chase Manhattan
            Bank, as Administrative Agent.

                                                   INCORPORATED BY
                                                    REFERENCE TO
                                                   REGISTRATION OR   FORM OR                EXHIBIT
                       EXHIBITS                      FILE NUMBER     REPORT       DATE      NUMBER
                       --------                    ---------------   -------   ----------   -------
       (22) Employment Agreement, dated October          0-8483        10-K    Apr. 2001      10.3
            1, 1999, by and between Anthony J.
            Pino and Ceres Group, Inc.
       (23) Fourth Amendment to Credit                   0-8483        10-K    Apr. 2001      10.4
            Agreement, dated as of December 13,
            2000, among Ceres Group, Inc., the
            lending institutions party to the
            Credit Agreement and The Chase
            Manhattan Bank, as Administrative
            Agent.
       (24) Fifth Amendment to Credit Agreement,         0-8483        10-K    Apr. 2001      10.5
            dated as of February 16, 2001, among
            Ceres Group, Inc., the lending
            institutions party to the Credit
            Agreement and The Chase Manhattan
            Bank, as Administrative Agent.
       (25) Sixth Amendment to Credit Agreement,         0-8483         S-1    Apr. 2001     10.25
            dated as of March 30, 2001, among
            Ceres Group, Inc., the lending
            institutions party to the Credit
            Agreement and the Chase Manhattan
            Bank, as Administrative Agent.
       (26) Ceres Group, Inc. 1998 Key Employee          0-8483         S-1    Apr. 2001     10.26
            Share Incentive Plan.
       (27) Ceres Group, Inc. 1998 Employee              0-8483         S-1    Apr. 2001     10.27
            Stock Option Plan.
       (28) Ceres Group, Inc. 1999 Special               0-8483         S-1    Apr. 2001     10.28
            Agent's Stock Option Plan.
       (29) Ceres Group, Inc. 2000 Employee              0-8483         S-8    Apr. 2001       4.1
            Stock Purchase Plan.
       (30) Ceres Group, Inc. 2000 Agent Stock           0-8483         S-8    Apr. 2001       4.2
            Purchase Plan.
       (31) Employment Agreement dated April 10,         0-8483         S-1    Apr. 2001     10.30
            2001, by and between Bruce M. Henry
            and Ceres Group, Inc.
       (32) Amendment No. 1 to Employment                0-8483         S-1    Apr. 2001     10.31
            Agreement dated April 10, 2001, by
            and between Anthony J. Pino and
            Ceres Group, Inc.
       (33) Amendment No. 1 to Employment                0-8483         S-1    Apr. 2001     10.32
            Agreement dated April 10, 2001, by
            and between Charles E. Miller.
       (34) Employment Agreement, dated April         333-59784       S-1/A    Nov. 2001     10.29
       10, 2001, by and between Peter W. Nauert
            and Ceres Group, Inc.

                                                   INCORPORATED BY
                                                    REFERENCE TO
                                                   REGISTRATION OR   FORM OR                EXHIBIT
                       EXHIBITS                      FILE NUMBER     REPORT       DATE      NUMBER
                       --------                    ---------------   -------   ----------   -------
       (35) Seventh Amendment to Credit                  0-8483        10-Q    May 2001      10.35
            Agreement, dated as of May 17, 2001,
            among Ceres Group, Inc., the lending
            institutions party to the Credit
            Agreement referred to therein and
            The Chase Manhattan Bank, as
            Administrative Agent.
       (36) Lease Agreement, dated as of July            0-8483        10-Q    Aug. 2001     10.37
            31, 2001, between Royalton Investors,
            LLC and Big T Investments, LLC and
            Ceres Group, Inc.
       (37) Eighth Amendment to the Credit               0-8483         8-K    Jan. 2002     10.38
            Agreement, dated as of December 18,
            2001, among Ceres Group, Inc., the
            lending Institutions party to the
            Credit Agreement and JPMorgan Chase,
            as Administrative Agent.
(21)   Subsidiaries of the registrant.
       (1) Subsidiaries.                                      *                               21.1
(23)   Consents of expert and counsel.
       (1) Consent of Ernst & Young LLP.                      *                               23.1

---------------

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            CERES GROUP, INC.

Date: March 25, 2002                                          By: /s/ PETER W. NAUERT
                                               -----------------------------------------------------
                                                             Peter W. Nauert, Chairman

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

March 25, 2002                                                By: /s/ PETER W. NAUERT
                                              -------------------------------------------------------
                                                       Peter W. Nauert, Chairman, President
                                                            and Chief Executive Officer
                                                           (principal executive officer)

March 25, 2002                                            By: /s/ CHARLES E. MILLER, JR.
                                              -------------------------------------------------------
                                                 Charles E. Miller, Jr., Executive Vice President,
                                                              Chief Financial Officer
                                                   (principal financial and accounting officer)

March 25, 2002                                                By: /s/ ANDREW A. BOEMI
                                              -------------------------------------------------------
                                                             Andrew A. Boemi, Director

March 25, 2002                                              By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

March 25, 2002                                               By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 25, 2002                                               By: /s/ SUSAN S. FLEMING
                                              -------------------------------------------------------
                                                            Susan S. Fleming, Director

March 25, 2002                                                By: /s/ RODNEY L. HALE
                                              -------------------------------------------------------
                                                             Rodney L. Hale, Director

March 25, 2002                                                By: /s/ ROBERT J. LUNN
                                              -------------------------------------------------------
                                                             Robert J. Lunn, Director

March 25, 2002                                                By: /s/ WILLIAM J. RUH
                                              -------------------------------------------------------
                                                             William J. Ruh, Director

March 25, 2002                                                By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director