Form 10-Q
period 2002-03-31
CERES GROUP INC
filed 2002-05-15
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

                               17800 Royalton Road
                           CLEVELAND, OHIO 44136-5197
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


Common Stock, $.001 Par Value - 33,941,093 shares as of May 1, 2002.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                           PAGE

Item 1.        Financial Statements - Unaudited

               Condensed Consolidated Balance Sheets - March 31, 2002 and
                    December 31, 2001                                                                           3

               Condensed Consolidated Statements of Income - Three months ended
                    March 31, 2002 and 2001                                                                     4

               Condensed Consolidated Statements of Stockholders' Equity - Three
                    months ended March 31, 2002                                                                 5

               Condensed Consolidated Statements of Cash Flows - Three months
                    ended March 31, 2002 and 2001                                                               6

               Notes to Condensed Consolidated Financial Statements - March 31, 2002                            7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       17

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                           27

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                28

Item 2.        Changes in Securities and Use of Proceeds                                                        28

Item 3.        Defaults Upon Senior Securities                                                                  28

Item 4.        Submission of Matters to a Vote of Security Holders                                              28

Item 5.        Other Information                                                                                28

Item 6.        Exhibits and Reports on Form 8-K                                                                 28

SIGNATURES                                                                                                      29

EXHIBITS                                                                                                        30

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           2002              2001
                                                                                       -----------       ------------
                                                                                       (UNAUDITED)         (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                  $ 493,783        $ 471,485
    Surplus notes                                                                           5,150            5,211
    Policy and mortgage loans                                                               5,893            5,926
                                                                                        ---------        ---------
        Total investments                                                                 504,826          482,622
Cash and cash equivalents (of which $9,484 and $9,881 is
  restricted, respectively)                                                                21,224           74,573
Accrued investment income                                                                   6,451            7,200
Premiums receivable                                                                         5,502            5,230
Reinsurance receivable                                                                    211,904          223,330
Property and equipment, net                                                                 8,091            8,100
Deferred federal income taxes                                                                 919            1,112
Deferred acquisition costs                                                                 83,930           77,377
Value of business acquired                                                                 33,125           33,470
Goodwill                                                                                   24,443           24,443
Other assets                                                                                8,844            8,559
                                                                                        ---------        ---------
        TOTAL ASSETS                                                                    $ 909,259        $ 946,016
                                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                           $ 403,936        $ 408,918
    Unearned premiums                                                                      50,585           47,339
    Other policy claims and benefits payable                                              189,034          198,296
                                                                                        ---------        ---------
                                                                                          643,555          654,553
Deferred reinsurance gain                                                                  12,844           13,881
Other policyholders' funds                                                                 24,617           28,659
Federal income taxes payable                                                                 --              1,259
Debt                                                                                       28,000           31,000
Other liabilities                                                                          47,174           60,089
                                                                                        ---------        ---------
        TOTAL LIABILITIES                                                                 756,190          789,441
                                                                                        ---------        ---------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares
      authorized, none issued                                                                --               --
    Common stock, $0.001 par value, 50,000,000 shares authorized,
      33,901,112 and 33,857,895 shares issued and outstanding, respectively                    34               34
    Additional paid-in capital                                                            132,222          132,061
    Retained earnings                                                                      25,359           23,831
    Accumulated other comprehensive income (loss)                                          (4,546)             649
                                                                                        ---------        ---------
        TOTAL STOCKHOLDERS' EQUITY                                                        153,069          156,575
                                                                                        ---------        ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 909,259        $ 946,016
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

                        CERES GROUP, INC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ---------------------------------
                                                                    2002             2001
                                                               --------------    ---------------
REVENUES
Premiums, net
     Medical                                                    $  96,207         $ 101,426
     Senior and other                                              63,984            51,786
                                                                ---------         ---------
       Total premiums, net                                        160,191           153,212
Net investment income                                               8,212             7,670
Net realized gains                                                    111               648
Fee and other income                                                7,967             8,396
Amortization of deferred reinsurance gain                           1,038             1,259
                                                                ---------         ---------
                                                                  177,519           171,185
                                                                ---------         ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
     Medical                                                       75,622            86,144
     Senior and other                                              50,297            43,052
                                                                ---------         ---------
       Total benefits, claims, losses and
                 settlement expenses                              125,919           129,196

Selling, general and administrative expenses                       52,349            53,848
Net (deferral) amortization and change in
   acquisition costs and value of business acquired                (6,297)          (10,924)
Amortization of goodwill                                             --                 275
Interest expense and financing costs                                  530             1,485
Special charges - Note D                                            2,668             7,097
                                                                ---------         ---------
                                                                  175,169           180,977
                                                                ---------         ---------


Income (loss) before federal income taxes, minority
   interest, and preferred stock dividends                          2,350            (9,792)
Federal income tax expense (benefit)                                  836            (2,680)
                                                                ---------         ---------
Income (loss) after tax, before minority interest and
   preferred stock dividends                                        1,514            (7,112)
Minority interest                                                     (14)              (15)
                                                                ---------         ---------
NET INCOME (LOSS)                                                   1,528            (7,097)

Convertible voting preferred stock dividends                         --                (185)
                                                                ---------         ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                                 $   1,528         $  (7,282)
                                                                =========         =========

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS
   Basic                                                        $    0.05         $   (0.42)
   Diluted                                                           0.05             (0.42)



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


COMMON STOCK
      Balance at March 31, 2002                                    $         34
                                                                   ============


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                       $    132,061
Issuance of stock:
   Employee benefit plans                                                   161
                                                                   ------------
      Balance at March 31, 2002                                    $    132,222
                                                                   ============

RETAINED EARNINGS
Balance at beginning of year                                       $     23,831
Net income                                                                1,528
                                                                   ------------
      Balance at March 31, 2002                                    $     25,359
                                                                   ============


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year                                       $        649
Unrealized loss on securities, net of tax benefit of $942                (5,139)
Other                                                                       (56)
                                                                   ------------
      Balance at March 31, 2002                                    $     (4,546)
                                                                   ============


TOTAL STOCKHOLDERS' EQUITY                                         $    153,069
                                                                   ============


NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                         33,857,895
Issuance of stock:
   Employee benefit plans                                                43,217
                                                                   ------------
      Balance at March 31, 2002                                      33,901,112
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ------------------------------
                                                                                   2002               2001
                                                                               ------------       -----------
OPERATING ACTIVITIES
    Net income (loss)                                                           $  1,528            $ (7,097)
    Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
        Depreciation and amortization                                                799                 808
        Net realized gains                                                          (111)               (648)
        Deferred federal income tax expense (benefit)                              1,168              (2,908)
        Changes in assets and liabilities:
           Reinsurance and premiums receivable                                    11,154               8,655
           Value of business acquired                                                345                (893)
           Goodwill                                                                 --                   151
           Federal income taxes payable/recoverable                               (1,259)                157
           Accrued investment income                                                 749                 956
           Other assets                                                             (285)                904
           Future policy benefits, claims and funds payable                      (12,931)             12,481
           Unearned premium                                                        3,246               5,199
           Other liabilities                                                     (12,806)             (7,714)
           Deferred acquisition costs                                             (6,642)             (4,162)
           Deferred reinsurance gain                                              (1,038)             (1,259)
                                                                                --------            --------
Net cash provided by (used in) operating activities                              (16,083)              4,630
                                                                                --------            --------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                        (366)                (86)
    Purchase of fixed maturities available-for-sale                              (61,741)            (55,339)
    Decrease in mortgage and policy loans, net                                        33                  31
    Proceeds from sales of fixed maturities available-for-sale                    19,159              15,447
    Proceeds from calls and maturities of fixed maturities
      available-for sale                                                          13,843              22,246
                                                                                --------            --------
Net cash used in investing activities                                            (29,072)            (17,701)
                                                                                --------            --------
FINANCING ACTIVITIES
    Increase in annuity account balances                                           2,265              11,336
    Decrease in annuity account balances                                          (7,620)            (10,080)
    Principal payments on mortgage note payable                                     --                   (37)
    Increase in debt borrowings                                                     --                10,000
    Principal payments on debt                                                    (3,000)            (11,000)
    Proceeds from issuance of common stock related to
      employee benefit plans                                                         161                 335
                                                                                --------            --------
Net cash provided by (used in) financing activities                               (8,194)                554
                                                                                --------            --------
NET DECREASE IN CASH                                                             (53,349)            (12,517)
Cash and cash equivalents at beginning of year                                    74,573              59,512
                                                                                --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 21,224            $ 46,995
                                                                                ========            ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                    $    759            $  1,466
    Cash paid during the period for federal income taxes                             500                 500



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

A.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The condensed consolidated financial statements for March 31, 2002 include the accounts of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company.

     The balance sheet at December 31, 2001 had been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Ceres' Annual Report on Form 10-K for the year ended December 31, 2001.

     Unless the context indicates otherwise, "we," "our" and "us" refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2002 and December 31, 2001, $9.5 million and $9.9 million, respectively, of cash was held for fully insured employer shared risk plans, which is restricted to use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

     Our insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, this Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

     This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our results of operations, financial position or liquidity.

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

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which replaces APB Opinion No. 17, Intangible Assets. This Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Additionally, this Statement discussed how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This
Statement:

     - specifies that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment;

     -    provides specific guidance for testing goodwill for impairment; and

     -    requires additional disclosures not previously required.

     Effective January 1, 2002, we adopted the provisions of SFAS No. 142 as required. Application of the nonamortization provisions of this Statement is expected to reduce annual expense by approximately $1.1 million, which is projected to result in an increase in net income

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

of approximately $0.7 million, or $0.02 per diluted share, in 2002 and subsequent periods, subject to the impairment test described herein. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. We are in the process of evaluating the potential impact of this Statement on our results of operations, financial position, and liquidity.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. We adopted the new statement effective January 1, 2001. If in the future we have derivative instruments, this Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 did not have a significant effect on our results of operations, financial position or liquidity.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

B.   DEBT

                                                    MARCH 31,     DECEMBER 31,
                                                      2002            2001
                                                 -------------    ------------
                                                     (dollars in thousands)

     Bank credit facility                         $    28,000     $    28,500
     Revolver                                              --           2,500
                                                  -----------     -----------
                                                  $    28,000     $    31,000
                                                  ===========     ===========

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

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

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bears interest at the same rate choices as the $40.0 million tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At March 31, 2002, the interest rate on our tranche A term loan balance of $18.0 million was 5.4% per annum and our $10.0 million CIT tranche B term loan was 5.9% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

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

          - a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

          - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

          - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;

          - consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

          - a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2003, and 1.10 to 1.00 thereafter.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

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

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At March 31, 2002, we were in compliance with the covenants in our credit agreement, as amended.

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. Due to the equity offering and the amendment to our credit agreement, we believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of March 31, 2002, none of the insurance subsidiaries (Central Reserve Life and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

C.  REINSURANCE

     We have entered into several quota-share reinsurance treaties, including treaties with Hannover Life Reassurance Company of America, on various blocks of business of our subsidiaries. Under the provisions of the treaties, we cede between 50% and 100% of the premiums for these policies and in return receive reimbursement, for the same percentage, of the claims. In addition, we receive a commission and expense allowance. In another reinsurance arrangement, we also assume certain policies, in which we paid certain commission and expense allowances, which are classified as reinsurance expenses below.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                   2002                2001
                                                              ---------------      --------------
                                                                     (dollars in thousands)
Premiums, net
     Direct                                                     $ 193,938           $ 206,463
     Assumed                                                           17               1,965
     Ceded                                                        (33,764)            (55,216)
                                                                ---------           ---------
          Total premiums, net                                   $ 160,191           $ 153,212
                                                                =========           =========

Benefits, claims, losses, and settlement expenses               $ 153,525           $ 178,186
Reinsurance recoveries                                            (27,606)            (48,990)
                                                                ---------           ---------
           Total benefits, claims, losses and
                settlement expenses                             $ 125,919           $ 129,196
                                                                =========           =========

Selling, general, and administrative expenses
     Commissions                                                $  30,355           $  33,638
     Other operating expenses                                      29,344              32,765
     Reinsurance expenses                                             255                 504
     Reinsurance allowances                                        (7,605)            (13,059)
                                                                ---------           ---------
           Total selling, general and administrative
                expenses                                        $  52,349           $  53,848
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

D.   SPECIAL CHARGES

     2002

     On April 15, 2002, Peter W. Nauert announced his retirement from his position as our Chief Executive Officer effective June 1, 2002. He will remain as Chairman of the Board of Directors through June 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

      2001

     We reported special charges of $7.1 million in the first quarter of 2001 related to:

- the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

-    $1.2 million loss on United Benefit Life.

     We experienced excessive losses at United Benefit Life and Provident American Life due to high benefit utilization and higher than anticipated claims costs. These blocks had a $1.5 million pre-tax loss for the quarter ended March 31, 2002 and a $11.3 million pre-tax loss in the first quarter of 2001 including special charges and legal expenses.

     In July 2001, we implemented a program to mitigate future losses of United Benefit Life and Provident American Life by notifying policyholders that their policies would be terminated or replaced with a different Provident American Life product. The business was substantially wound down by the early part of 2002.

E.   COMPREHENSIVE INCOME

     Comprehensive income (loss) is as follows:


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 -------------------------------------
                                                                       2002                 2001
                                                                 ----------------       --------------
                                                                        (dollars in thousands)
             Net income (loss)                                      $  1,528               $ (7,097)

             Other comprehensive income (loss), net of tax:
                Unrealized gain (loss) on securities,
                  net of tax expense (benefit) of $(942)
                  for 2002 and $813 for 2001                          (5,139)                 8,326

             Other                                                       (56)                  (531)
                                                                    ---------              --------
                Comprehensive income (loss)                         $ (3,667)              $    698
                                                                    =========              ========


F.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options were antidilutive for the three months ended March 31, 2001 and therefore were

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 -------------------------------------
                                                                       2002                   2001
                                                                 ----------------       --------------
            Weighted average shares:

                BASIC                                               33,900,336             17,321,702

                Stock awards and incremental shares
                   from assumed exercise of stock options               31,582                     --
                                                                    ----------             ----------

                DILUTED                                             33,931,918             17,321,702
                                                                    ==========             ==========


G.   CONTINGENT MATTERS

     We are involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition.

H.   SEGMENT INFORMATION

     We have three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products in the medical segment include catastrophic and comprehensive medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities, including interest income, interest expense, and corporate expenses of the parent company.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

     Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 --------------------------------------
                                                                      2002                 2001
                                                                 --------------         --------------
                                                                         (dollars in thousands)
MEDICAL
    Revenues
          Net premiums                                            $  96,207             $ 101,426
          Investment income, realized gains                           2,051                 2,383
          Other income                                                8,309                 9,201
                                                                  ---------             ---------
                                                                    106,567               113,010
                                                                  ---------             ---------
    Expenses
          Benefits and claims                                        75,622                86,144
          Other operating expenses                                   29,684                29,169
          Special charges                                              --                   7,097
                                                                  ---------             ---------
                                                                    105,306               122,410
                                                                  ---------             ---------

    Segment profit (loss) before federal income taxes,
       minority interest and preferred stock dividends            $   1,261             $  (9,400)
                                                                  =========             =========

SENIOR AND OTHER
    Revenues
          Net premiums                                            $  63,984             $  51,786
          Investment income, realized gains                           6,158                 5,760
          Other income                                                  696                   454
                                                                  ---------             ---------
                                                                     70,838                58,000
                                                                  ---------             ---------
    Expenses
          Benefits and claims                                        50,297                43,052
          Other operating expenses                                   16,004                13,108
                                                                  ---------             ---------
                                                                     66,301                56,160
                                                                  ---------             ---------

    Segment profit before federal income taxes, minority
          interest and preferred stock dividends                  $   4,537             $   1,840
                                                                  =========             =========

CORPORATE AND OTHER
    Revenues
          Investment income, realized gains                       $     114             $     175
                                                                  ---------             ---------

    Expenses
          Interest and financing costs                                  530                 1,485
          Other operating expenses                                      364                   922
          Special charges                                             2,668                  --
                                                                  ---------             ---------
                                                                      3,562                 2,407
                                                                  ---------             ---------

    Segment loss before federal income taxes, minority
      interest and preferred stock dividends                      $  (3,448)            $  (2,232)
                                                                  =========             =========

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES, MINORITY
      INTEREST AND PREFERRED STOCK DIVIDENDS                      $   2,350             $  (9,792)
                                                                  =========             =========


     We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

       The financial information for the three months ended March 31, 2002 and 2001 includes the operations of Central Reserve, Provident American Life, Continental General, United Benefit Life, and Pyramid Life for the entire period.

RECENT EVENTS

     On April 15, 2002, Peter W. Nauert announced his retirement from his position as our Chief Executive Officer effective June 1, 2002. He will remain as Chairman of the Board of Directors through June 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001


                                            THREE MONTHS                      THREE MONTHS
                                               ENDED            % OF             ENDED            % OF
                                             MARCH 31,       CONSOLIDATED      MARCH 31,       CONSOLIDATED
                                               2002            REVENUES          2001            REVENUES
                                           -------------    ------------     ------------     ------------
                                                               (dollars in thousands)
Premiums, net
       Medical                               $  96,207         54.2%          $ 101,426           59.2%
       Senior and other                         63,984         36.0              51,786           30.3
                                             ---------        -----           ---------          -----
           Total                               160,191         90.2             153,212           89.5

Net investment income                            8,212          4.6               7,670            4.5
Net realized gains                                 111          0.1                 648            0.4
Fee and other income                             7,967          4.5               8,396            4.9
Amortization of deferred
   reinsurance gain                              1,038          0.6               1,259            0.7
                                             ---------        -----           ---------          -----

           Consolidated revenues               177,519        100.0             171,185          100.0
                                             ---------        -----           ---------          -----

Benefits, claims, losses and settlement
   expenses
      Medical                                   75,622         42.6              86,144           50.3
      Senior and other                          50,297         28.3              43,052           25.2
                                             ---------        -----           ---------          -----
           Total                               125,919         70.9             129,196           75.5

Selling, general and administrative
   expenses                                     52,349         29.5              53,848           31.5
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                     (6,297)        (3.5)            (10,924)          (6.4)
Amortization of goodwill                            --           --                 275            0.2
Interest expense and financing costs               530          0.3               1,485            0.9
Special charges                                  2,668          1.5               7,097            4.1
Federal income tax expense                         836          0.4              (2,680)          (1.6)
Minority interest                                  (14)          --                 (15)            --
                                             ---------        -----           ---------          -----

Net income (loss)                                1,528          0.9              (7,097)          (4.2)

Convertible voting preferred stock
   dividends                                        --           --                (185)          (0.1)
                                             ---------        -----           ---------          -----
Net income (loss) attributable to
   common stockholders                       $   1,528          0.9%          $  (7,282)          (4.3)%
                                             =========        =====           =========          =====

Net income (loss) per share attributable
   to common stockholders
      Basic                                  $    0.05                        $   (0.42)
      Diluted                                     0.05                            (0.42)




                                                           INCREASE
                                                       (DECREASE) FROM
                                                         PREVIOUS YEAR
                                                -----------------------------
                                                    DOLLARS             %
                                                ------------      -----------
                                                    (dollars in thousands)
Premiums, net
       Medical                                    $  (5,219)           (5.1)%
       Senior and other                              12,198            23.6
                                                  ---------
           Total                                      6,979             4.6

Net investment income                                   542             7.1
Net realized gains                                     (537)          (82.9)
Fee and other income                                   (429)           (5.1)
Amortization of deferred
   reinsurance gain                                    (221)          (17.6)
                                                  ---------

           Consolidated revenues                      6,334             3.7
                                                  ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                       (10,522)          (12.2)
      Senior and other                                7,245            16.8
                                                  ---------
           Total                                     (3,277)           (2.5)

Selling, general and administrative
   expenses                                          (1,499)           (2.8)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                           4,627            42.4
Amortization of goodwill                               (275)            N/M
Interest expense and financing costs                   (955)          (64.3)
Special charges                                      (4,429)          (62.4)
Federal income tax expense                            3,516             N/M

Minority interest                                         1             6.7
                                                  ---------

Net income (loss)                                     8,625             N/M

Convertible voting preferred stock
   dividends                                            185             N/M
                                                  ---------
Net income (loss) attributable to
   common stockholders                            $   8,810             N/M
                                                  =========

Net income (loss) per share attributable
   to common stockholders
      Basic                                       $    0.47             N/M
      Diluted                                          0.47             N/M

------------------------------
N/M = not meaningful

1.   NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended March 31, 2002, total net premiums were $160.2 million, an increase of 4.6% from $153.2 million for the same quarter in 2001.

     MEDICAL

     Medical premiums for the quarter ended March 31, 2002 were $96.2 million compared to $101.4 million for the quarter ended March 31, 2001, a decrease of 5.1%. The decrease in medical premiums was primarily the result of our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life and the cancellation of other medical business in certain states.

     SENIOR AND OTHER

     Senior and other premiums were $64.0 million for the quarter ended March 31, 2002 compared to $51.8 million for the quarter ended March 31, 2001, an increase of 23.6%. The increase in senior and other premiums was primarily the result of premium rate increases, as well as, an increase in the volume of business in force.

2.   OTHER REVENUES

     Net investment income was $8.2 million for the first quarter of 2002 compared to $7.7 million for the first quarter of 2001, an increase of 7.1%, due primarily to investment earnings on a larger investment base.

     Fee and other income decreased to $8.0 million for the quarter ended March 31, 2002 compared to $8.4 million for the same quarter of 2001, a decrease of 5.1%. This decrease was primarily attributable to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $1.0 million for the quarter ended March 31, 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $12.8 million at March 31, 2002 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $125.9 million for the quarter ended March 31, 2002 compared to $129.2 million for the same quarter in 2001, a decrease of 2.5%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $75.6 million for the quarter ended March 31, 2002 compared to $86.1 million for the same quarter in 2001, a decrease of 12.2%. The decrease was primarily the result of the termination or replacement program and cancellation of other medical business as mentioned previously. The medical loss ratio was 78.6% for the quarter ended March 31, 2002 compared to 84.9% for the same quarter of 2001. The decrease was also due to the termination or replacement program and the cancellation of business in poor performing markets, as well as, pricing increases and benefit changes to keep pace with medical inflation.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses were $50.3 million for the quarter ended March 31, 2002 compared to $43.1 million for the same quarter of 2001, an increase of 16.8%. The increase was a result of additional claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 78.6% for the first quarter of 2002 compared to 83.1% for the first quarter of 2001, primarily attributable to premium rate adjustments in several major states, increased volume of business in force and lower benefit utilization.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $52.3 million in the first quarter of 2002 compared to $53.8 million in the first quarter of 2001, a decrease of 2.8%. Commissions decreased $3.3 million and other operating expenses decreased $3.7 million as a direct result of our cancelled or replaced business programs offset by reduced reinsurance allowances of $5.5 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 29.5% in the first quarter of 2002 compared to 31.5% in the first quarter of 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $6.3 million for the first quarter of 2002 compared to a net deferral of $10.9 million for the first quarter of 2001. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $0.5 million in the first quarter of 2002 compared to $1.5 million in the first quarter of 2001 as a result of a decrease in outstanding debt and declining interest rates.

     The special charge at March 31, 2002 of $2.7 million represented a pre-tax non-recurring charge related to the retirement of Peter W. Nauert (see Note D, Special Charges for further information). Special charges of $7.1 million in the first quarter of 2001 represented a 5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life. The DAC asset was written off due to the planned termination of business.

     A federal income tax expense of $0.8 million, or 36% of the income before federal taxes, was established for the first quarter of 2002. In the first quarter of 2001, a federal income tax benefit was established of $2.7 million, or 34% of the loss before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized).

     As a result of the foregoing, for the first quarter of 2002, net income and net income attributable to common stockholders was $1.5 million, or $0.05 basic and diluted earnings per share of common stock, compared to a net loss of $7.1 million and a net loss attributable to common stockholders of $7.3 million, or $(0.42) basic and diluted earnings per share of common stock, for the first quarter of 2001.

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

     Assets decreased 3.9% to $909.3 million at March 31, 2002 from $946.0 million at December 31, 2001. Assets of $504.8 million, or 55.5% of the total assets, were in investments at March 31, 2002. Fixed maturities, our primary investment, were $493.8 million, or 97.8% of total investments, at March 31, 2002. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at March 31, 2002.

     Approximately 94.8% of our bonds were of investment grade quality at March 31, 2002. In addition to the fixed maturities, we also had $21.2 million in cash and cash equivalents. On February 17, 2002, the revolver balance of $2.5 million was paid in full with proceeds from our December 2001 public offering.

     The total reinsurance receivable was $211.9 million at March 31, 2002. Of this amount, $186.1 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     The total policy liabilities and benefits accrued (reserves) were 85.1% of the total liabilities at March 31, 2002 compared to 82.9% at December 31, 2001.

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

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

     The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the $40.0 million tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At March 31, 2002, the interest rate on our tranche A term loan balance of $18.0 million was 5.4% per annum and our $10.0 million CIT tranche B term loan was 5.9% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million will be due on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

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

     -    restrict the creation of liens and sales of assets; and

     -    require that we, at a minimum, maintain:

               - a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

               - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

               - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;

               - consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus
                    (iii) 50% of our aggregate consolidated net income calculated quarterly; and

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

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At March 31, 2002, we were in compliance with the covenants in our credit agreement, as amended.

     We lease our corporate headquarters in Cleveland for a term of 15 years beginning August 1, 2001 with four optional five-year extensions. Rent payments annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016.

     The following schedule summarizes our current and future contractual obligations as of March 31, 2002:


                                                                 PAYMENTS DUE BY YEAR
                                  -----------------------------------------------------------------------------------
                                                    LESS THAN 1                                           AFTER 5
   CONTRACTUAL OBLIGATIONS            TOTAL            YEAR            1-3 YEARS        4-5 YEARS          YEARS
------------------------------    --------------   --------------    --------------   --------------    -------------
                                                                    (in thousands)
Long-Term Debt                      $28,000         $ 2,997           $11,068           $13,935           $  --

Operating Leases                     31,622           2,424             5,500             4,351            19,347
                                    -------         -------           -------           -------           -------

     Total                          $59,622         $ 5,421           $16,568           $18,286           $19,347
                                    =======         =======           =======           =======           =======

     We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. Due to the equity offering and the amendment to our credit agreement, we believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of March 31, 2002, none of our insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes catastrophic and comprehensive medical plans; senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and corporate and other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H, Segment Information, to the Notes to our Condensed Consolidated Financial Statements for further information.

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

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $21.0 million after-tax at March 31, 2002. This amount represents approximately 13.7% of our stockholders' equity at such date.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

     Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our senior segment's seasonality is the opposite of our medical segment's, meaning that earnings in the senior segment are generally lower in the first quarter and higher later in the year. This is mainly a factor of our Medicare Supplement products, that pay the Medicare deductible for our insureds generally during the early months of the year.

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

     - our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

     - the adequacy of funds, including fee income, received from our non-regulated subsidiaries to meet our debt obligations;

     - the performance of others on whom we rely for reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

     -    our ability to meet risk-based capital requirements;

     -    the risk of material adverse outcomes in litigation;

     -    dependence on senior management and key personnel;

     -    our ability to maintain our current PPO network arrangements;

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

     In addition to the above, we are also involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

     On January 1, 2002, we issued 38,226 shares of our common stock to Peter W. Nauert, our Chairman, President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None.

ITEM 5.  OTHER INFORMATION
--------------------------

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)   Exhibits.

     10.38 Transition Agreement, dated April 15, 2002, by and between Peter W. Nauert and Ceres Group, Inc.

b)   Reports on Form 8-K: None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CERES GROUP, INC.


Date:  May 15, 2002                 By:  /s/ Charles E. Miller, Jr.
       --------------                  ------------------------------------
                                       Charles E. Miller, Jr.
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Chief Accounting Officer)

                                    EXHIBITS
                                    --------



10.38 Transition Agreement, dated April 15, 2002, by and between Peter W. Nauert and Ceres Group, Inc.