Form 10-Q
period 2002-06-30
CERES GROUP INC
filed 2002-08-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                           -------------

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

                               17800 Royalton Road
                           Cleveland, Ohio 44136-5197
                        -------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


Common Stock, $.001 par value - 34,029,244 shares as of August 1, 2002.

                       CERES GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                           PAGE

Item 1.        Financial Statements - Unaudited

               Condensed Consolidated Balance Sheets - June 30, 2002 and
                    December 31, 2001                                                                            3

               Condensed  Consolidated  Statements  of Operations - Three and six
                    months ended June 30, 2002 and 2001                                                          4

               Condensed Consolidated Statements of Stockholders' Equity - Six
                    months ended June 30, 2002                                                                   5

               Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 2002 and 2001                                                                 6

               Notes to Condensed Consolidated Financial Statements - June 30, 2002                              7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       17

Item 3.        Quantitative and Qualitative Disclosure of Market Risk                                           31

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                32

Item 2.        Changes in Securities and Use of Proceeds                                                        32

Item 3.        Defaults Upon Senior Securities                                                                  32

Item 4.        Submission of Matters to a Vote of Security Holders                                              32

Item 5.        Other Information                                                                                33

Item 6.        Exhibits and Reports on Form 8-K                                                                 33

SIGNATURES                                                                                                      35

EXHIBITS                                                                                                        36

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                JUNE 30,   DECEMBER 31,
                                                                                                  2002         2001
                                                                                              -----------   ----------
                                                                                               (UNAUDITED)    (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                          $475,504      $471,485
    Surplus notes                                                                                  5,188         5,211
    Policy and mortgage loans                                                                      5,920         5,926
                                                                                                --------      --------
        Total investments                                                                        486,612       482,622
Cash and cash equivalents (of which $8,713 and $9,881 is restricted, respectively)                23,343        74,573
Accrued investment income                                                                          7,327         7,200
Premiums receivable                                                                                4,784         5,230
Reinsurance receivable                                                                           205,716       223,330
Property and equipment, net                                                                        8,038         8,100
Deferred federal income taxes                                                                        311         1,112
Deferred acquisition costs                                                                        88,565        77,377
Value of business acquired                                                                        32,735        33,470
Goodwill                                                                                          18,196        24,443
Licenses                                                                                           6,247          --
Other assets                                                                                      10,880         8,559
                                                                                                --------      --------
        TOTAL ASSETS                                                                            $892,754      $946,016
                                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                                   $399,755      $408,918
    Unearned premiums                                                                             50,398        47,339
    Other policy claims and benefits payable                                                     183,051       198,296
                                                                                                --------      --------
                                                                                                 633,204       654,553
Deferred reinsurance gain                                                                         12,005        13,881
Other policyholders' funds                                                                        21,623        28,659
Federal income taxes payable                                                                        --           1,259
Debt                                                                                              27,168        31,000
Other liabilities                                                                                 39,168        60,089
                                                                                                --------      --------
        TOTAL LIABILITIES                                                                        733,168       789,441
                                                                                                --------      --------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued          --            --
    Common stock, $0.001 par value, 50,000,000 shares authorized, 34,010,390 and
        33,857,895 shares issued and outstanding, respectively                                        34            34
    Additional paid-in capital                                                                   132,696       132,061
    Retained earnings                                                                             21,568        23,831
    Accumulated other comprehensive income                                                         5,288           649
                                                                                                --------      --------
        TOTAL STOCKHOLDERS' EQUITY                                                               159,586       156,575
                                                                                                --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $892,754      $946,016
                                                                                                ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        CERES GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                         -------------------------       --------------------------
                                                            2002           2001             2002           2001
                                                         ---------       ---------       ---------       ---------
REVENUES
Premiums, net
     Medical                                             $  93,450       $  99,865       $ 189,657       $ 201,291
     Senior and other                                       65,518          55,688         129,502         107,474
                                                         ---------       ---------       ---------       ---------
       Total premiums, net                                 158,968         155,553         319,159         308,765
Net investment income                                        7,938           8,480          16,150          16,150
Net realized gains (losses)                                 (1,401)            951          (1,290)          1,599
Fee and other income                                         8,196           9,287          16,163          17,683
Amortization of deferred reinsurance gain                      838           1,396           1,876           2,655
                                                         ---------       ---------       ---------       ---------
                                                           174,539         175,667         352,058         346,852
                                                         ---------       ---------       ---------       ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
     Medical                                                83,646          83,109         159,268         169,253
     Senior and other                                       46,940          39,953          97,237          83,005
                                                         ---------       ---------       ---------       ---------
       Total benefits, claims, losses and                  130,586         123,062         256,505         252,258
         settlement expenses
Selling, general and administrative expenses                53,126          57,250         105,475         111,098
Net (deferral) amortization and change in
   acquisition costs and value of business acquired         (4,091)         (7,525)        (10,388)        (18,449)
Amortization of goodwill                                      --               275            --               550
Interest expense and financing costs                           516           1,279           1,046           2,764
Special charges - Note D                                      --              --             2,668           7,097
                                                         ---------       ---------       ---------       ---------
                                                           180,137         174,341         355,306         355,318
                                                         ---------       ---------       ---------       ---------


Income (loss) before federal income taxes,
   minority interest, and preferred stock dividends         (5,598)          1,326          (3,248)         (8,466)
Federal income tax expense (benefit)                        (1,794)            623            (958)         (2,057)
                                                         ---------       ---------       ---------       ---------
Income (loss) after tax, before minority interest
  and preferred stock dividends                             (3,804)            703          (2,290)         (6,409)
Minority interest                                              (13)             (8)            (27)            (23)
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                           (3,791)            711          (2,263)         (6,386)


Convertible voting preferred stock dividends                  --              (187)           --              (372)
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                          $  (3,791)      $     524       $  (2,263)      $  (6,758)
                                                         =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS
   Basic                                                 $   (0.11)      $    0.03       $   (0.07)      $   (0.39)
   Diluted                                                   (0.11)           0.03           (0.07)          (0.39)





The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



COMMON STOCK
      Balance at June 30, 2002                                     $         34
                                                                   ============


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                       $    132,061
Issuance of stock:
   Employee benefit plans                                                   635
                                                                   ------------
      Balance at June 30, 2002                                     $    132,696
                                                                   ============


RETAINED EARNINGS
Balance at beginning of year                                       $     23,831
Net loss                                                                 (2,263)
                                                                   ------------
      Balance at June 30, 2002                                     $     21,568
                                                                   ============


ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                       $        649
Unrealized gain on securities, net of tax expense of $1,804               4,597
Other                                                                        42
                                                                   ------------
      Balance at June 30, 2002                                     $      5,288
                                                                   ============


TOTAL STOCKHOLDERS' EQUITY                                         $    159,586
                                                                   ============


NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                         33,857,895
Issuance of stock:
   Employee benefit plans                                               152,495
                                                                   ------------
      Balance at June 30, 2002                                       34,010,390
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   --------------------------
                                                                                      2002            2001
                                                                                   ---------       ---------
OPERATING ACTIVITIES
    Net loss                                                                       $  (2,263)      $  (6,386)
    Adjustments to reconcile net loss to cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                  1,700           1,624
        Net realized (gains) losses                                                    1,290          (1,599)
        Deferred federal income taxes                                                 (1,026)           (183)
        Changes in assets and liabilities:
           Accrued investment income                                                    (127)            195
           Reinsurance and premiums receivable                                        18,060          12,959
           Deferred acquisition costs                                                (11,123)        (11,497)
           Value of business acquired                                                    735          (1,084)
           Goodwill and licenses                                                        --               426
           Other assets                                                               (2,321)            385
           Future policy benefits, claims and funds payable                          (23,052)         20,849
           Unearned premium                                                            3,059           6,705
           Deferred reinsurance gain                                                  (1,876)         (2,655)
           Federal income taxes payable/recoverable                                   (1,259)         (1,948)
           Other liabilities                                                         (20,705)         (4,522)
                                                                                   ---------       ---------
Net cash provided by (used in) operating activities                                  (38,908)         13,269
                                                                                   ---------       ---------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                            (696)           (513)
    Purchase of fixed maturities available-for-sale                                  (90,384)       (116,749)
    Decrease in policy and mortgage loans, net                                             6              13
    Proceeds from sales of fixed maturities available-for-sale                        56,152          42,184
    Proceeds from calls and maturities of fixed maturities available-for sale         34,189          45,447
                                                                                   ---------       ---------
Net cash used in investing activities                                                   (733)        (29,618)
                                                                                   ---------       ---------

FINANCING ACTIVITIES
    Increase in annuity account balances                                               4,462          16,459
    Decrease in annuity account balances                                             (12,854)        (14,595)
    Principal payments on mortgage note payable                                         --               (74)
    Increase in debt borrowings                                                         --            10,000
    Principal payments on debt                                                        (3,832)        (12,500)
    Proceeds from issuance of common stock related to employee benefit plans             635           1,465
                                                                                   ---------       ---------
Net cash provided by (used in) financing activities                                  (11,589)            755
                                                                                   ---------       ---------
NET DECREASE IN CASH                                                                 (51,230)        (15,594)
Cash and cash equivalents at beginning of year                                        74,573          59,512
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  23,343       $  43,918
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                       $   1,240       $   2,777
    Cash paid during the period for federal income taxes                               1,275             500



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                   UNAUDITED
-------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The condensed consolidated financial statements for June 30, 2002 include the accounts of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company.

     The balance sheet presented at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Ceres' Annual Report on Form 10-K for the year ended December 31, 2001.

     Unless the context indicates otherwise, "we," "our" and "us" refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current year presentation.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2002 and December 31, 2001, $8.7 million and $9.9 million, respectively, of cash was held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

     Our insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and early application is encouraged. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. We anticipate that the adoption of this standard will not have a material effect on our results of operations, financial position or liquidity.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

     The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 requires any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall be reclassified.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

The adoption of SFAS No. 145 on May 15, 2002 did not have a material effect on our results of operations, financial position or liquidity.

      In August 2001, the FASB issued SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, this Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

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

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addressed financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard on June 15, 2002 did not have a material effect on our results of operations, financial position or liquidity.

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

      Effective January 1, 2002, we adopted the provisions of SFAS No. 142 as required. Application of the nonamortization provisions of this Statement is expected to reduce annual

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

expense by approximately $1.1 million, which is projected to result in an increase in net income of approximately $0.7 million, or $0.02 per diluted share, in 2002 and subsequent periods, subject to the impairment test described herein. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle.
Our internal analysis, together with analysis prepared by our independent consultants, indicates that we are not required to report an impairment loss against our goodwill.

      In general, application of the new provisions for goodwill and other indefinite-lived intangible assets may result in more income statement volatility due to the potential for periodic recognition of impairment losses, which could vary in amount and regularity versus reducing those assets through systematic amortization over a finite period of time.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the accounting and reporting for business combinations and expanded the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted this Statement which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, in conjunction with our goodwill testing above and following the guidance of SFAS No. 141, we have reclassed licenses of $6.2 million as a separate indefinite-lived intangible asset from goodwill.

B.    DEBT

                                                JUNE 30,         DECEMBER 31,
                                                 2002                2001
                                                -------             -------
                                                    (dollars in thousands)

      Bank credit facility                      $27,168             $28,500
      Revolver                                     --                 2,500
                                                -------             -------
                                                $27,168             $31,000
                                                =======             =======

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

      Interest on the outstanding balance of the term loan is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

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

     On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At June 30, 2002, the interest rate on our tranche A term loan balance of $17.5 million was 5.4% per annum and on our $9.7 million CIT tranche B term loan was 5.9% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million was made on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     On December 27, 2001, our credit agreement was again amended in connection with our December 2001 stock offering. The credit agreement, as amended, contains financial and other covenants that among other things:

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

            - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level at year-end;

            - consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

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

      In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At June 30, 2002, we were in compliance with the covenants in our credit agreement, as amended.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                       --------------------------      --------------------------
                                                        2002             2001            2002            2001
                                                      ---------       ---------       ---------       ---------
                                                                          (dollars in thousands)
Premiums, net
     Direct                                           $ 189,836       $ 204,941       $ 383,774       $ 411,404
     Assumed                                                 28           2,104              45           4,069
     Ceded                                              (30,896)        (51,492)        (64,660)       (106,708)
                                                      ---------       ---------       ---------       ---------
       Total premiums, net                            $ 158,968       $ 155,553       $ 319,159       $ 308,765
                                                      =========       =========       =========       =========

Benefits, claims, losses and settlement expenses      $ 150,954       $ 169,531       $ 304,479       $ 347,717
Reinsurance recoveries                                  (20,368)        (46,469)        (47,974)        (95,459)
                                                      ---------       ---------       ---------       ---------
       Total benefits, claims, losses and
        settlement expenses                           $ 130,586       $ 123,062       $ 256,505       $ 252,258
                                                      =========       =========       =========       =========

Selling, general and administrative expenses
     Commissions                                      $  29,154       $  32,279       $  59,509       $  65,917
     Other operating expenses                            29,749          35,648          59,093          68,413
     Reinsurance expenses                                   185             450             440             954
     Reinsurance allowances                              (5,962)        (11,127)        (13,567)        (24,186)
                                                      ---------       ---------       ---------       ---------

       Total selling, general and
        administrative expenses                       $  53,126       $  57,250       $ 105,475       $ 111,098
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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------


     2001

     We reported special charges of $7.1 million in the first quarter of 2001 related to:

      - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

      -     $1.2 million loss on United Benefit Life.

     Over the past four years, we experienced excessive losses at United
Benefit Life and Provident American Life due to high benefit utilization and higher-than-anticipated claims costs. In July 2001, we implemented a program to mitigate future losses of United Benefit Life and Provident American Life by notifying policyholders that their policies would be terminated or replaced with a different Provident American Life product. The business was substantially wound down by the early part of 2002.

     Therefore, due to the termination of the business in these subsidiaries, these blocks had a $0.3 million pre-tax loss for the quarter ended June 30, 2002 compared to a $4.5 million pre-tax loss in the second quarter of 2001 including special charges and legal expenses. Consequently, for the first half of 2002, these blocks had a $1.9 million pre-tax loss compared to a $15.8 million pre-tax loss for these blocks for the first half of 2001 including special charges and legal expenses.

E.   COMPREHENSIVE INCOME

     Comprehensive income (loss) is as follows:

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                         -----------------------    ----------------------
                                                          2002           2001         2002           2001
                                                         -------       -------       -------       -------
                                                                          (dollars in thousands)
Net income (loss)                                        $(3,791)      $   711       $(2,263)      $(6,386)


Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities, net of tax
      expense (benefit) of $2,746, $(813), $1,804,
      and $0, respectively                                 9,736        (3,571)        4,597         4,755

Other                                                         98           (69)           42          (600)
                                                         -------       -------       -------       -------
   Comprehensive income (loss)                           $ 6,043       $(2,929)      $ 2,376       $(2,231)
                                                         =======       =======       =======       =======

F.   EARNINGS PER SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------

income by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Stock options were antidilutive for the three and six months ended June 30, 2002 and 2001 and therefore, were excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                   ---------------------------    ---------------------------
                                                     2002             2001            2002            2001
                                                   ----------      ----------      ----------      ----------
Weighted average shares:

     BASIC                                         33,967,607      17,473,231      33,912,430      17,397,885
     Stock awards and incremental shares from
         assumed exercise of stock options               --              --              --              --
                                                   ----------      ----------      ----------      ----------

     DILUTED                                       33,967,607      17,473,231      33,912,430      17,397,885
                                                   ==========      ==========      ==========      ==========

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2002
                                    UNAUDITED
-------------------------------------------------------------------------------


     Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                         --------------------------     ---------------------------
                                                            2002            2001           2002              2001
                                                         ---------       ---------       ---------       ---------
                                                                           (dollars in thousands)
MEDICAL
     Revenues
          Net premiums                                   $  93,450       $  99,865       $ 189,657       $ 201,291
          Investment income, realized gains (losses)         1,841           3,364           3,892           5,747
          Other income                                       8,219           9,269          16,528          18,470
                                                         ---------       ---------       ---------       ---------
                                                           103,510         112,498         210,077         225,508
                                                         ---------       ---------       ---------       ---------
     Expenses
          Benefits and claims                               83,646          83,109         159,268         169,253
          Other operating expenses                          32,292          32,201          61,976          61,370
          Special charges                                     --              --              --             7,097
                                                         ---------       ---------       ---------       ---------
                                                           115,938         115,310         221,244         237,720
                                                         ---------       ---------       ---------       ---------
     Segment loss before federal income
          taxes, minority interest and preferred
          stock dividends                                $ (12,428)      $  (2,812)      $ (11,167)      $ (12,212)
                                                         =========       =========       =========       =========
SENIOR AND OTHER
     Revenues
          Net premiums                                   $  65,518       $  55,688       $ 129,502       $ 107,474
          Investment income, realized gains (losses)         4,588           5,942          10,746          11,702
          Other income                                         815           1,414           1,511           1,868
                                                         ---------       ---------       ---------       ---------
                                                            70,921          63,044         141,759         121,044
                                                         ---------       ---------       ---------       ---------
     Expenses
          Benefits and claims                               46,940          39,953          97,237          83,005
          Other operating expenses                          16,390          16,645          32,394          29,753
                                                         ---------       ---------       ---------       ---------
                                                            63,330          56,598         129,631         112,758
                                                         ---------       ---------       ---------       ---------
     Segment profit before federal income taxes,
          minority interest and preferred stock
          dividends                                      $   7,591       $   6,446       $  12,128       $   8,286
                                                         =========       =========       =========       =========

CORPORATE AND OTHER
     Revenues
          Investment income, realized gains (losses)     $     108       $     125       $     222       $     300
                                                         ---------       ---------       ---------       ---------

     Expenses
          Interest and financing costs                         516           1,279           1,046           2,764
          Other operating expenses                             353           1,154             717           2,076
          Special charges                                     --              --             2,668            --
                                                         ---------       ---------       ---------       ---------
                                                               869           2,433           4,431           4,840
                                                         ---------       ---------       ---------       ---------
     Segment loss before income taxes, minority
          interest and preferred stock dividends         $    (761)      $  (2,308)      $  (4,209)      $  (4,540)
                                                         =========       =========       =========       =========

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES,
         MINORITY INTEREST AND PREFERRED STOCK
         DIVIDENDS                                       $  (5,598)      $   1,326       $  (3,248)      $  (8,466)
                                                         =========       =========       =========       =========

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

OVERVIEW

     We provide a wide array of health and life insurance products to approximately 468,000 insureds through two primary business segments. Our medical segment includes catastrophic and major medical health insurance for individuals, associations and small businesses. The senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 40,000 independent and exclusive agents and QQLink.com, Inc., our proprietary, patent pending electronic distribution system.

RECENT EVENTS

     On July 9, 2002, we announced the hiring of Thomas J. Kilian as our President and Chief Executive Officer, effective immediately. Mr. Kilian succeeded Peter Nauert, who retired as our CEO, but will remain as Chairman of the Board until June 2003. In addition, Mr. Kilian was elected to serve as a director to fill the vacancy created by Rodney Hale's resignation from the Board.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

                                                                                                                  INCREASE
                                              THREE MONTHS                    THREE MONTHS                    (DECREASE) FROM
                                                  ENDED              % OF         ENDED         % OF           PREVIOUS YEAR
                                                 JUNE 30,        CONSOLIDATED   JUNE 30,    CONSOLIDATED   ------------------------
                                                   2002            REVENUES       2001         REVENUES     DOLLARS            %
                                                ---------           -----      ---------        -----      ---------       --------
                                                                                (dollars in thousands)
Premiums, net
      Medical                                   $  93,450            53.6%     $  99,865         56.9%     $  (6,415)        (6.4)%
      Senior and other                             65,518            37.5         55,688         31.7          9,830         17.7
                                                ---------           -----      ---------        -----      ---------
           Total                                  158,968            91.1        155,553         88.6          3,415          2.2

Net investment income                               7,938             4.5          8,480          4.8           (542)        (6.4)
Net realized gains (losses)                        (1,401)           (0.8)           951          0.5         (2,352)         N/M
Fee and other income                                8,196             4.7          9,287          5.3         (1,091)       (11.7)
Amortization of deferred
   reinsurance gain                                   838             0.5          1,396          0.8           (558)       (40.0)
                                                ---------           -----      ---------        -----      ---------
           Consolidated revenues                  174,539           100.0        175,667        100.0         (1,128)        (0.6)
                                                ---------           -----      ---------        -----      ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                      83,646            47.9         83,109         47.3            537          0.6
      Senior and other                             46,940            26.9         39,953         22.7          6,987         17.5
                                                ---------           -----      ---------        -----      ---------
           Total                                  130,586            74.8        123,062         70.0          7,524          6.1

Selling, general and administrative
   expenses                                        53,126            30.4         57,250         32.6         (4,124)        (7.2)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                        (4,091)           (2.3)        (7,525)        (4.3)         3,434         45.6

Amortization of goodwill                             --               --             275          0.2           (275)      (100.0)
Interest expense and financing costs                  516             0.3          1,279          0.7           (763)       (59.7)
                                                ---------           -----      ---------        -----      ---------

Income (loss) before federal income
   taxes, minority interest and preferred
   stock dividends                                 (5,598)           (3.2)         1,326          0.8         (6,924)        N/M
Federal income tax expense (benefit)               (1,794)           (1.0)           623          0.4         (2,417)        N/M
Minority interest                                     (13)            --              (8)         --              (5)       (62.5)
                                                ---------           -----      ---------        -----      ---------


Net income (loss)                                  (3,791)           (2.2)           711          0.4         (4,502)        N/M
Convertible voting preferred stock
   dividends                                         --               --            (187)        (0.1)           187        100.0
                                                 ---------           -----      ---------        -----      ---------
Net income (loss) attributable to
   common stockholders                          $  (3,791)           (2.2)%    $     524          0.3%     $  (4,315)        N/M
                                                =========            ====      =========         ====      =========

Net income (loss) per share attributable to common stockholders

      Basic                                     $   (0.11)                     $    0.03                   $   (0.14)        N/M
      Diluted                                       (0.11)                          0.03                       (0.14)        N/M


-------------------------------------------
N/M = not meaningful

1.   NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended June 30, 2002, total net premiums were $159.0 million, an increase of 2.2%, from $155.6 million for the same quarter in 2001.

     MEDICAL
     -------

     Medical premiums for the quarter ended June 30, 2002 were $93.5 million compared to $99.9 million for the quarter ended June 30, 2001, a decrease of 6.4%. The decrease in medical premiums was primarily the result of a smaller volume of business in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states. The decrease is partially offset by premium rate increases.

     SENIOR AND OTHER
     ----------------

     Senior and other premiums were $65.5 million for the quarter ended June 30, 2002 compared to $55.7 million for the quarter ended June 30, 2001, an increase of 17.7%. The increase in senior and other premiums was primarily the result of premium rate increases, as well as an increase in the volume of business in force.

2.   OTHER REVENUES

     Net investment income was $7.9 million for the second quarter of 2002 compared to $8.5 million for the second quarter of 2001, a decrease of 6.4%, due primarily to lower interest rates.

     Net realized gains (losses) decreased to a net realized loss of $1.4 million for the second quarter of 2002 compared to a net realized gain of $1.0 million for the second quarter of 2001. This decrease was primarily due to the permanent write-down of $1.7 million related to our investment in WorldCom bonds coupled with the loss on the sale of $0.2 million in WorldCom bonds.

     Fee and other income decreased to $8.2 million for the quarter ended June 30, 2002 compared to $9.3 million for the same quarter of 2001, a decrease of 11.7%. This decrease was primarily attributable to a smaller volume of business in force in the medical segment due to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $0.8 million for the quarter ended June 30, 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $12.0 million at June 30, 2002 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $130.6 million for the quarter ended June 30, 2002 compared to $123.1 million for the same quarter in 2001, an increase of 6.1%.

     MEDICAL
     -------

     Medical benefits, claims, losses and settlement expenses were $83.6 million for the quarter ended June 30, 2002 compared to $83.1 million for the same quarter in 2001, an increase of 0.6%. The medical loss ratio was 89.5% for the quarter ended June 30, 2002 compared to 83.2% for the same quarter of 2001. The increase in medical benefit, claims, losses and settlement expenses and the medical loss ratio was primarily due to the higher-than-anticipated claims costs associated with a reduction in the pending claims inventory at Continental General and an increase in reserves. As is sometimes the case when reducing a claims backlog, the average amount per claim increased as the inventory was reduced.

     SENIOR AND OTHER
     ----------------

     Senior and other benefits, claims, losses and settlement expenses were $46.9 million for the quarter ended June 30, 2002 compared to $40.0 million for the same quarter of 2001, an increase of 17.5%. The increase was a result of additional claims and benefits paid on a larger volume of business in force. The senior and other loss ratio was 71.6% for the second quarter of 2002 compared to 71.7% for the second quarter of 2001.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $53.1 million in the second quarter of 2002 compared to $57.3 million in the second quarter of 2001, a decrease of 7.2%. Commissions decreased $3.1 million and other operating expenses decreased $6.9 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $5.2 million resulting from a lower volume of ceded premiums and $0.6 million in severance charges related to the May 2002 reduction in workforce at our Cleveland facility. As a percentage of revenues, selling, general and administrative expenses decreased to 30.4% in the second quarter of 2002 compared to 32.6% in the second quarter of 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $4.1 million for the second quarter of 2002 compared to a net deferral of $7.5 million for the second quarter of 2001. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $0.5 million in the second quarter of 2002 compared to $1.3 million in the second quarter of 2001 as a result of a decrease in outstanding debt and declining interest rates.

     A federal income tax benefit of $1.8 million, or 32.0% of the income before federal taxes, was established for the second quarter of 2002. In the second quarter of 2001, a federal income tax expense was $0.6 million, or 34.0% of the loss before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was realized). The lower effective tax rate in 2002 was primarily due to permanent tax differences.

     As a result of the foregoing, for the second quarter of 2002, the net loss attributable to common stockholders was $3.8 million, or $0.11 basic and diluted earnings per share of common stock, compared to a net income attributable to common stockholders of $0.5 million, or $0.03 basic and diluted earnings per share of common stock for the second quarter of 2001.

            SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

                                                                                                                 INCREASE
                                              SIX MONTHS                   SIX MONTHS                        (DECREASE) FROM
                                                 ENDED         % OF           ENDED        % OF                PREVIOUS YEAR
                                                JUNE 30,   CONSOLIDATED     JUNE 30,    CONSOLIDATED    ---------------------------
                                                 2002        REVENUES         2001        REVENUES         DOLLARS          %
                                             -----------   ------------    ----------   ------------    -----------  ------------
                                                                         (dollars in thousands)
Premiums, net
      Medical                                $   189,657          53.9%    $   201,291          58.0%    $   (11,634)         (5.8)%
      Senior and other                           129,502          36.8         107,474          31.0          22,028          20.5
                                             -----------   -----------     -----------   -----------     -----------
           Total                                 319,159          90.7         308,765          89.0          10,394           3.4

Net investment income                             16,150           4.6          16,150           4.7            --            --
Net realized gains (losses)                       (1,290)         (0.4)          1,599           0.4          (2,889)          N/M
Fee and other income                              16,163           4.6          17,683           5.1          (1,520)         (8.6)
Amortization of deferred
   reinsurance gain                                1,876           0.5           2,655           0.8            (779)        (29.3)
                                             -----------   -----------     -----------   -----------     -----------
           Consolidated revenues                 352,058         100.0         346,852         100.0           5,206           1.5
                                             -----------   -----------     -----------   -----------     -----------

Benefits, claims, losses and settlement
   expenses
      Medical                                    159,268          45.3         169,253          48.8          (9,985)         (5.9)
      Senior and other                            97,237          27.6          83,005          23.9          14,232          17.1
                                             -----------   -----------     -----------   -----------     -----------
           Total                                 256,505          72.9         252,258          72.7           4,247           1.7


Selling, general and administrative
   expenses                                      105,475          30.0         111,098          32.0          (5,623)         (5.1)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                      (10,388)         (3.0)        (18,449)         (5.3)          8,061          43.7

Amortization of goodwill                            --            --               550           0.2            (550)       (100.0)

Interest expense and financing costs               1,046           0.3           2,764           0.8          (1,718)        (62.2)

Special charges                                    2,668           0.7           7,097           2.0          (4,429)        (62.4)
                                             -----------   -----------     -----------   -----------     -----------
Income (loss) before federal income
   taxes, minority interest and preferred
   stock dividends                                (3,248)         (0.9)         (8,466)         (2.4)          5,218          61.6

Federal income tax benefit                          (958)         (0.3)         (2,057)         (0.6)          1,099          53.4

Minority interest                                    (27)         --               (23)         --                (4)        (17.4)
                                             -----------   -----------     -----------   -----------     -----------


Net income (loss)                                 (2,263)         (0.6)         (6,386)         (1.8)          4,123          64.6

Convertible voting preferred stock
   dividends                                        --            --              (372)         (0.1)            372         100.0
                                             -----------   -----------     -----------   -----------     -----------
Net income (loss) attributable to
   common stockholders                       $    (2,263)         (0.6)%   $    (6,758)         (1.9)%   $     4,495          66.5%
                                             ===========   ===========     ===========   ===========     ===========


Net income (loss) per share attributable to common stockholders

      Basic                                  $     (0.07)                  $     (0.39)                  $      0.32          82.1
      Diluted                                      (0.07)                        (0.39)                         0.32          82.1

-------------------------------------------
N/M = not meaningful
                                       21

1.   PREMIUMS (NET OF REINSURANCE CEDED)

     For the six months ended June 30, 2002, total net premiums were $319.2 million, an increase of 3.4%, from $308.8 million for the same period in 2001.

     MEDICAL
     -------

     Medical premiums for the six months ended June 30, 2002 were $189.7 million compared to $201.3 million for the six months ended June 30, 2001, a decrease of 5.8%. The decrease in medical premiums was primarily the result of a smaller volume of business in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states.

     SENIOR AND OTHER
     ----------------

     Senior and other premiums were $129.5 million for the six months ended June 30, 2002 compared to $107.5 million for the six months ended June 30, 2001, an increase of 20.5%. The increase in senior and other premiums was primarily the result of premium rate increases, as well as an increase in the volume of business in force.

2.   OTHER REVENUES

     Net investment income was $16.2 million for the first six months of 2002 compared to $16.2 million for the first six months of 2001.

     Net realized gains (losses) decreased to a net realized loss of $1.3 million for the first half of 2002 compared to a net realized gain of $1.6 million for the first half of 2001. This decrease was primarily due to the permanent write-down of $1.7 million related to our investment in WorldCom bonds coupled with the loss on the sale of $0.2 million in WorldCom bonds.

     Fee and other income decreased to $16.2 million for the six months ended June 30, 2002 compared to $17.7 million for the same six months of 2001, a decrease of 8.6%. This decrease was primarily attributable to a smaller volume of business in force in the medical segment due to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $1.9 million for the six months ended June 30, 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $12.0 million at June 30, 2002 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

3.   BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $256.5 million for the six months ended June 30, 2002 compared to $252.3 million for the six months ended June 30, 2001, an increase of 1.7%.

     MEDICAL
     -------

     Medical benefits, claims, losses and settlement expenses were $159.3 million for the six months ended June 30, 2002 compared to $169.3 million for the same period in 2001, a decrease of 5.9%. The decrease was primarily the result of the termination or replacement program and cancellation of other medical business as mentioned previously. The medical loss ratio was 84.0% for the six months ended June 30, 2002 compared to 84.1% for the same period of 2001. The ratio decreased due to the termination or replacement program and the cancellation of business in poor performing markets, as well as pricing increases and benefit changes to keep pace with medical inflation. However, the decrease was substantially offset by higher-than-anticipated claims costs associated with 58% reduction in pending claims inventory at Continental General and an increase in reserves. As is sometimes the case when reducing a claims backlog, the average amount per claim increased as the inventory was reduced.

     SENIOR AND OTHER
     ----------------

     Senior and other benefits, claims, losses and settlement expenses were $97.2 million for the six months ended June 30, 2002 compared to $83.0 million for the same period of 2001, an increase of 17.1%. The increase was a result of additional claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 75.1% for the first six months of 2002 compared to 77.2% for the first six months of 2001, primarily attributable to premium rate adjustments in several major states, increased volume of business in force and lower benefit utilization.

4.   OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $105.5 million for the first six months of 2002 compared to $111.1 million in the first six months of 2001, a decrease of 5.1%. Commissions decreased $6.4 million and other operating expenses decreased $10.4 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $10.6 million resulting from a lower volume of ceded premiums and $0.6 million in severance charges related to the May 2002 reduction in workforce at our Cleveland facility. As a percentage of revenues, selling, general and administrative expenses decreased to 30.0% in the first six months of 2002 compared to 32.0% in the first six months of 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $10.4 million for the first six months of 2002 compared to a net deferral of $18.4 million for the first six months of 2001. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales and a $1.8 million increase in the amortization of the value of business acquired (VOBA).

     Interest expense and financing costs decreased to $1.0 million in the first six months of 2002 compared to $2.8 million in the first six months of 2001 as a result of a decrease in outstanding debt and declining interest rates.

     The special charge for the first half of 2002 represented a pre-tax non-recurring charge of $2.7 million related to the retirement of Peter W. Nauert, our former CEO (see Note D, Special Charges for further information). Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life. The DAC asset was written off due to the planned termination of this business.

     A federal income tax benefit of $1.0 million, or 29.5% of the income before federal taxes, was established for the first six months of 2002. In the first six months of 2001, a federal income tax benefit was established of $2.1 million, or 34.0% of the loss before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was recorded). The lower effective tax rate in 2002 was primarily due to permanent tax differences.

     As a result of the foregoing, for the first six months of 2002, the net loss attributable to common stockholders was $2.3 million, or $0.07 basic and diluted earnings per share of common stock, compared to a net loss attributable to common stockholders of $6.8 million, or $0.39 basic and diluted earnings per share of common stock for the first six months of 2001.

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

     Assets decreased 5.6% to $892.8 million at June 30, 2002 from $946.0 million at December 31, 2001. Assets of $486.6 million, or 54.5% of the total assets, were in investments at June 30, 2002. Fixed maturities, our primary investment, were $475.5 million, or 97.7% of total investments, at June 30, 2002. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at June 30, 2002.

     Approximately 93.3% of our bonds were of investment grade quality at June 30, 2002. In addition to the fixed maturities, we also had $23.3 million in cash and cash equivalents. On February 17, 2002, the revolver balance of $2.5 million was paid in full with proceeds from our December 2001 public offering.

     The total reinsurance receivable was $205.7 million at June 30, 2002. Of this amount, $197.0 million represents reserves held by our reinsurers under our various reinsurance treaties. Hannover holds most of these reserves.

     The total policy liabilities and benefits accrued (reserves) were 86.4% of the total liabilities at June 30, 2002 compared to 82.9% at December 31, 2001.

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

      Interest on the outstanding balance of the term loan is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements.

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

      On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provided for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At June 30, 2002, the interest rate on our tranche A term loan balance of $17.5 million was 5.4% per annum and on our $9.7 million CIT tranche B term loan was 5.9% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million was made on June 17, 2002. Quarterly principal payments will be due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

     On December 27, 2001, our credit agreement again was amended in connection with our December 2001 stock offering. The credit agreement, as amended, contains financial and other covenants that among other things:

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

            - a risk-based capital (RBC) ratio for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level at year-end;

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

      In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At June 30, 2002, we were in compliance with the covenants in our credit agreement, as amended.

      We lease our corporate headquarters in Cleveland for a term of 15 years beginning August 1, 2001 with four optional five-year extensions. Rent payments annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016.

      The following schedule summarizes our current and future contractual obligations as of June 30, 2002:

                                              PAYMENTS DUE BY YEAR
                         -------------------------------------------------------------------
                                     LESS THAN 1                                    AFTER 5
CONTRACTUAL OBLIGATIONS   TOTAL         YEAR         1-3 YEARS     4-5 YEARS         YEARS
----------------------- -------        -------        -------        -------        -------
                                                    (in thousands)
Long-Term Debt          $27,168        $ 2,165        $11,068        $13,935        $    --
Operating Leases         30,410          1,212          5,500          4,351         19,347
                        -------        -------        -------        -------        -------
     Total              $57,578        $ 3,377        $16,568        $18,286        $19,347
                        =======        =======        =======        =======        =======

      We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. We believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of June 30, 2002, none of our insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

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

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $14.4 million at June 30, 2002. This amount represents approximately 9.0% of our stockholders' equity at such date.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

      Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our senior segment's seasonality is the opposite of our medical segment's, meaning that earnings in the senior segment are generally lower in the first quarter and higher later in the year. This is mainly a factor of our Medicare Supplement products that pay the Medicare deductible for our insureds generally during the early months of the year.

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

      -     our ability to meet risk-based or statutory capital requirements;

      - our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

      - the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries' ability to pay dividends to Ceres, to meet our debt obligations;

      - the performance of others on whom we rely for reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

      -     the risk of material adverse outcomes in litigation;

      -     the risk of selling investments to meet liquidity requirements;

      - our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

      - the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

      - our financial and claims paying ratings, including any potential downgrades;

      -     our ability to maintain our current PPO network arrangements;

      -     dependence on senior management and key personnel;

      - the performance of others on whom we rely for administrative and operations services;

      -     changes in accounting and reporting practices;

      - the failure to successfully manage our expanding operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

      -     payments to state assessment funds;

      -     business conditions and competition in the healthcare industry;

      -     changes in tax laws; and

      -     our ability to fully collect all agent advances.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

      On April 1, 2002, we issued 31,581 shares of our common stock to Peter W. Nauert, our then President and Chief Executive Officer, pursuant to the stock award provision of his employment agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

a)       The Annual Meeting of Stockholders was held on May 15, 2002.

b) Proxies were solicited for election of directors by Ceres' management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitation in opposition to management's nominees as listed in the proxy statement were made. All of management's nominees were elected to hold office as set forth in section (c)(2) below.

c)       The matters voted upon were the following:

         1. With respect to an amendment to our Bylaws to set the number of directors at nine and to provide for a staggered Board of Directors which would divide our Board into three classes, each with three directors, serving staggered terms of office of three years:

                          For                       16,562,993
                          Against                    7,764,321
                          Abstain                       16,186

      2. With respect to the election of nine directors to serve until the next annual election of directors and until their successors are elected and qualified:

                           Name                                   For
                           ----                                   ---
                           Andrew A. Boemi                    29,439,846
                           Michael A. Cavataio                29,469,946
                           Bradley E. Cooper                  29,473,207
                           Susan S. Fleming                   29,478,330
                           Rodney L. Hale                     26,975,599
                           Robert J. Lunn                     26,966,338
                           Peter W. Nauert                    27,566,843
                           William J. Ruh                     29,467,807
                           Robert A. Spass                    29,467,569

         The following classes of directors were established due to the approval of Proposal 1:

                           Class I (one-year term expiring in 2003):
                                    Susan S. Fleming
                                    Rodney L. Hale *
                                    Robert J. Lunn

                           Class II (two-year term expiring in 2004):
                                    Andrew A. Boemi
                                    Michael A. Cavataio
                                    Bradley E. Cooper

                           Class III (three-year term expiring in 2005):
                                    Peter W. Nauert
                                    William J. Ruh
                                    Robert A. Spass

         * On July 8, 2002, Mr. Hale resigned and our Board elected Thomas J. Kilian to serve as a director for the remainder of Mr. Hale's term.

In addition, in connection with the approval of Proposal 1, we and certain of our stockholders agreed to terminate the Amended and Restated Voting Agreement, dated July 25, 2000, between Ceres and certain of its stockholders.

ITEM 5.  OTHER INFORMATION
--------------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)    Exhibits.

      3.2   Amended and Restated Bylaws.

      4.7 Termination Agreement, dated May 15, 2002, between Ceres Group, Inc. and the Required Holders.

      10.39 Employment Agreement, dated July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.


b)    Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CERES GROUP, INC.


Date: August 14, 2002         By:  /s/ Charles E. Miller, Jr.
      --------------------         --------------------------------------------
                                   Charles E. Miller, Jr.
                                   Executive Vice President and Chief
                                   Financial Officer (Principal Financial
                                   Officer and Chief Accounting Officer)

                                    EXHIBITS




3.2   Amended and Restated Bylaws.

4.7 Termination Agreement, dated May 15, 2002, between Ceres Group, Inc. and the Required Holders.

10.39 Employment Agreement, dated July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.