Form 10-Q
period 2002-09-30
CERES GROUP INC
filed 2002-11-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                           ------------------

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

                               17800 Royalton Road
                           Cleveland, Ohio 44136-5197
                    (Address of principal executive offices)
                    ----------------------------------------
                                   (Zip Code)

                                 (440) 572-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value - 34,057,951 shares as of November 1, 2002.

                       CERES GROUP, INC. AND SUBSIDIARIES


                                      INDEX

PART I.        FINANCIAL INFORMATION                                                         PAGE

Item 1.        Financial Statements - Unaudited

               Condensed Consolidated Balance Sheets - September 30, 2002 and                 3
                    December 31, 2001

               Condensed Consolidated Statements of Operations - Three and nine
                    months ended September 30, 2002 and 2001                                  4

               Condensed Consolidated Statements of Stockholders' Equity - Nine
                    months ended September 30, 2002                                           5

               Condensed Consolidated Statements of Cash Flows - Nine months
                    ended September 30, 2002 and 2001                                         6

               Notes to Condensed Consolidated Financial Statements - September 30,
                    2002                                                                      7

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                     17

Item 3.        Quantitative and Qualitative Disclosure about Market Risk                      31

Item 4.        Controls and Procedures                                                        31

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                              32

Item 2.        Changes in Securities and Use of Proceeds                                      32

Item 3.        Defaults Upon Senior Securities                                                32

Item 4.        Submission of Matters to a Vote of Security Holders                            32

Item 5.        Other Information                                                              32

Item 6.        Exhibits and Reports on Form 8-K                                               32

SIGNATURES                                                                                    33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
ITEM 1. FINANCIAL STATEMENTS - UNAUDITED
----------------------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                                                  2002           2001
                                                                                                --------      --------
                                                                                              (UNAUDITED)     (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                          $481,407      $471,485
    Surplus notes                                                                                  5,203         5,211
    Policy and mortgage loans                                                                      6,031         5,926
                                                                                                --------      --------
        Total investments                                                                        492,641       482,622
Cash and cash equivalents (of which $6,115 and $9,881 is restricted, respectively)                34,018        74,573
Accrued investment income                                                                          5,927         7,200
Premiums receivable                                                                                5,116         5,230
Reinsurance receivable                                                                           193,422       223,330
Property and equipment, net                                                                        7,671         8,100
Deferred federal income taxes                                                                         --         1,112
Deferred acquisition costs                                                                        88,891        77,377
Value of business acquired                                                                        32,603        33,470
Goodwill                                                                                          19,314        24,443
Licenses                                                                                           5,129            --
Other assets                                                                                      10,947         8,559
                                                                                                --------      --------
        TOTAL ASSETS                                                                            $895,679      $946,016
                                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                                   $398,221      $408,918
    Unearned premiums                                                                             49,639        47,339
    Other policy claims and benefits payable                                                     165,949       198,296
                                                                                                --------      --------
                                                                                                 613,809       654,553
Deferred reinsurance gain                                                                         11,527        13,881
Other policyholders' funds                                                                        21,643        28,659
Federal income taxes payable                                                                          --         1,259
Debt                                                                                              26,085        31,000
Deferred federal income taxes payable                                                              8,140            --
Other liabilities                                                                                 40,360        60,089
                                                                                                --------      --------
        TOTAL LIABILITIES                                                                        721,564       789,441
                                                                                                --------      --------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued            --            --
    Common stock, $0.001 par value, 50,000,000 shares authorized, 34,038,006 and
        33,857,895 shares issued and outstanding, respectively                                        34            34
    Additional paid-in capital                                                                   132,800       132,061
    Retained earnings                                                                             28,865        23,831
    Accumulated other comprehensive income                                                        12,416           649
                                                                                                --------      --------
        TOTAL STOCKHOLDERS' EQUITY                                                               174,115       156,575
                                                                                                --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $895,679      $946,016
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

                        CERES GROUP, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------------------       -------------------------
                                                           2002            2001             2002            2001
                                                         ---------       ---------       ---------       ---------

REVENUES
Premiums, net
     Medical                                             $  91,851       $ 103,987       $ 281,508       $ 305,278
     Senior and other                                       66,097          58,568         195,599         166,042
                                                         ---------       ---------       ---------       ---------
         Total premiums, net                               157,948         162,555         477,107         471,320
Net investment income                                        7,474           8,124          23,624          24,274
Net realized gains (losses)                                  3,078           3,616           1,788           5,215
Fee and other income                                         7,311           9,885          23,474          27,568
Amortization of deferred reinsurance gain                      478             646           2,354           3,301
                                                         ---------       ---------       ---------       ---------
                                                           176,289         184,826         528,347         531,678
                                                         ---------       ---------       ---------       ---------

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
     Medical                                                67,102          79,385         226,370         248,638
     Senior and other                                       48,016          42,946         145,253         125,951
                                                         ---------       ---------       ---------       ---------
         Total benefits, claims, losses and
                 settlement expenses                       115,118         122,331         371,623         374,589
Selling, general and administrative expenses                49,618          54,167         155,093         165,265
Net (deferral) amortization and change in
   acquisition costs and value of business acquired           (151)         (1,839)        (10,539)        (20,288)
Amortization of goodwill                                        --             274              --             824
Interest expense and financing costs                           490           1,170           1,536           3,934
Special charges - Note D                                        --              --           2,668           7,097
                                                         ---------       ---------       ---------       ---------
                                                           165,075         176,103         520,381         531,421
                                                         ---------       ---------       ---------       ---------

Income before federal income taxes, minority
   interest, and preferred stock dividends                  11,214           8,723           7,966             257
Federal income tax expense                                   3,927           3,179           2,969           1,122
                                                         ---------       ---------       ---------       ---------
Income (loss) after tax, before minority interest
  and preferred stock dividends                              7,287           5,544           4,997            (865)
Minority interest                                              (10)            (14)            (37)            (37)
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                            7,297           5,558           5,034            (828)

Convertible voting preferred stock dividends                    --            (207)             --            (579)
                                                         ---------       ---------       ---------       ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                                          $   7,297       $   5,351       $   5,034       $  (1,407)
                                                         =========       =========       =========       =========

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS
   Basic                                                 $    0.21       $    0.30       $    0.15       $   (0.08)
   Diluted                                                    0.21            0.29            0.15           (0.08)




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)






COMMON STOCK
      Balance at September 30, 2002                              $        34
                                                                 ===========


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                     $   132,061
Issuance of stock:
   Employee benefit plans                                                739
                                                                 -----------
      Balance at September 30, 2002                              $   132,800
                                                                 ===========


RETAINED EARNINGS
Balance at beginning of year                                     $    23,831
Net income                                                             5,034
                                                                 -----------
      Balance at September 30, 2002                              $    28,865
                                                                 ===========


ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                     $       649
Unrealized gain on securities, net of tax expense of $5,629           11,697
Other                                                                     70
                                                                 -----------
      Balance at September 30, 2002                              $    12,416
                                                                 ===========


TOTAL STOCKHOLDERS' EQUITY                                       $   174,115
                                                                 ===========


NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                      33,857,895
Issuance of stock:
   Employee benefit plans                                            180,111
                                                                 -----------
      Balance at September 30, 2002                               34,038,006
                                                                 ===========













  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                   -------------------------
                                                                                      2002            2001
                                                                                   ---------       ---------
OPERATING ACTIVITIES
    Net income (loss)                                                              $   5,034       $    (828)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                  2,584           2,495
        Net realized gains (losses)                                                   (1,788)         (5,215)
        Deferred federal income taxes                                                  3,586           1,630
        Changes in assets and liabilities:
           Accrued investment income                                                   1,273           1,109
           Reinsurance and premiums receivable                                        30,022          22,274
           Deferred acquisition costs                                                (11,406)        (13,171)
           Value of business acquired                                                    867          (1,251)
           Goodwill and licenses                                                          --             702
           Other assets                                                               (1,697)         (2,250)
           Future policy benefits, claims and funds payable                          (40,239)         21,752
           Unearned premium                                                            2,300           4,187
           Deferred reinsurance gain                                                  (2,354)         (3,301)
           Federal income taxes payable/recoverable                                   (1,950)           (541)
           Other liabilities                                                         (19,403)         (2,530)
                                                                                   ---------       ---------
Net cash provided by (used in) operating activities                                  (33,171)         25,062
                                                                                   ---------       ---------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                            (710)           (597)
    Purchase of fixed maturities available-for-sale                                 (181,475)       (193,986)
    Increase in policy and mortgage loans, net                                          (105)            (91)
    Proceeds from sales of fixed maturities available-for-sale                       140,646         104,822
    Proceeds from calls and maturities of fixed maturities available-for sale         48,258          57,309
    Proceeds from sale of Cleveland headquarters                                          --          15,586
                                                                                   ---------       ---------
Net cash provided by (used in) investing activities                                    6,614         (16,957)
                                                                                   ---------       ---------

FINANCING ACTIVITIES
    Increase in annuity account balances                                               5,823          20,297
    Decrease in annuity account balances                                             (15,645)        (18,783)
    Principal payments on mortgage note payable                                           --          (8,018)
    Increase in debt borrowings                                                           --          10,000
    Principal payments on debt                                                        (4,915)        (16,500)
    Proceeds from issuance of common stock related to employee benefit plans             739           2,234
                                                                                   ---------       ---------
Net cash used in financing activities                                                (13,998)        (10,770)
                                                                                   ---------       ---------
NET DECREASE IN CASH                                                                 (40,555)         (2,665)
Cash and cash equivalents at beginning of year                                        74,573          59,512
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  34,018       $  56,847
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                       $   1,698       $   3,659
    Cash paid during the period for federal income taxes                               1,275             500






  The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

A.  BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

      The condensed consolidated financial statements for September 30, 2002 include the accounts of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and Pyramid Life Insurance Company.

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

RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current period presentation.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2002 and December 31, 2001, $6.1 million and $9.9 million, respectively, of cash was held related to fully-insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

INVESTMENTS

      Our insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

with various state insurance departments to satisfy regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. We anticipate that the adoption of this standard will not have a material effect on our results of operations, financial position or liquidity.

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

      The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 require any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item to be reclassified. The adoption of SFAS No. 145 on May 15, 2002 did not have a material effect on our results of operations, financial position or liquidity.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

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

      Effective January 1, 2002, we adopted the provisions of SFAS No. 142 as required. Application of the nonamortization provisions of this Statement are expected to reduce annual expense by approximately $1.1 million, which is projected to result in an increase in net income of approximately $0.7 million, or $0.02 per diluted share, in 2002 and subsequent years, subject to the impairment test described herein. SFAS No. 142, as part of its adoption provisions, requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. Our internal analysis, together with analysis prepared by independent consultants, indicated that an impairment loss against our goodwill and intangible assets was not required as of the transitional date.

      In general, application of the new provisions for goodwill and other indefinite-lived intangible assets may result in more income statement volatility due to the potential for periodic

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

recognition of impairment losses, which could vary in amount and regularity versus reducing those assets through systematic amortization over a finite period of time.

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, which addressed the accounting and reporting for business combinations and expanded the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted this Statement which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Additionally, in conjunction with our goodwill testing above and following the guidance of SFAS No. 141, we have reclassed licenses of $5.1 million as a separate indefinite-lived intangible asset from goodwill.

B. DEBT

                                  SEPTEMBER 30,     DECEMBER 31,
                                      2002             2001
                                    -------          -------
                                     (dollars in thousands)

      Bank credit facility          $26,085          $28,500
      Revolver                           --            2,500
                                    -------          -------
                                    $26,085          $31,000
                                    =======          =======

      To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase Bank (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

At September 30, 2002, the interest rate on our tranche A term loan balance of $16.8 million was 5.3% per annum and on our $9.3 million CIT tranche B term loan was 5.8% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million was made on June 17, 2002. Quarterly principal payments are due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

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

                  - a risk-based capital (RBC) ratio at year-end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

      - set aside $2.5 million of the proceeds from the equity offering for the permanent repayment of the balance of our revolver due February 17, 2002; and

      - increase the interest rate of the tranche B term loan by 0.5% per annum.

Finally, the credit agreement, as amended:

      - restructured our scheduled tranche A term loan debt payments as follows: quarterly principal payments of $0.8 million through November 17, 2002, $0.9 million through November 17, 2004, and a payment of $8.5 million on February 17, 2005;

      - allowed repurchase of all of our convertible voting preferred stock with $5.0 million of the proceeds from the equity offering; and

      - allowed capital contributions to our insurance subsidiaries with proceeds from the equity offering after the repayments to the banks and repurchase of our convertible voting preferred stock.

       In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At September 30, 2002, we were in compliance with the covenants in our credit agreement, as amended.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      -------------------------       -------------------------
                                                                         2002            2001            2002            2001
                                                                      ---------       ---------       ---------       ---------
                                                                                        (dollars in thousands)

Premiums, net
     Direct                                                           $ 187,323       $ 207,742       $ 571,097       $ 619,146
     Assumed                                                                 28           2,045              73           6,114
     Ceded                                                              (29,403)        (47,232)        (94,063)       (153,940)
                                                                      ---------       ---------       ---------       ---------
         Total premiums, net                                          $ 157,948       $ 162,555       $ 477,107       $ 471,320
                                                                      =========       =========       =========       =========

Benefits, claims, losses and settlement expenses                      $ 131,672       $ 157,255       $ 436,151       $ 504,972
Reinsurance recoveries                                                  (16,554)        (34,924)        (64,528)       (130,383)
                                                                      ---------       ---------       ---------       ---------
         Total benefits, claims, losses and
                 settlement expenses                                  $ 115,118       $ 122,331       $ 371,623       $ 374,589
                                                                      =========       =========       =========       =========

Selling, general and administrative expenses
     Commissions                                                      $  27,738       $  32,119       $  87,247       $  98,036
     Other operating expenses                                            27,854          31,610          86,947         100,023
     Reinsurance expenses                                                    --             395             440           1,349
     Reinsurance allowances                                              (5,974)         (9,957)        (19,541)        (34,143)
                                                                      ---------       ---------       ---------       ---------
             Total selling, general and administrative
                  expenses                                            $  49,618       $  54,167       $ 155,093       $ 165,265
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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------


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

       Therefore, due to the termination of the business in these subsidiaries, these blocks had a $0.2 million pre-tax loss for the quarter ended September 30, 2002 compared to $0.3 million pre-tax income in the third quarter of 2001 including special charges and legal expenses. For the first nine months of 2002, these blocks had a $2.1 million pre-tax loss compared to a $8.4 million pre-tax loss for these blocks for the same period of 2001 including special charges and legal expenses.

E. COMPREHENSIVE INCOME

       Comprehensive income is as follows:

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                  ----------------------      ----------------------
                                                    2002          2001          2002          2001
                                                  --------      --------      --------      --------
                                                               (dollars in thousands)

Net income (loss)                                 $  7,297      $  5,558      $  5,034      $   (828)

Other comprehensive income, net of tax:
   Unrealized gain on securities, net of tax
      expense of $3,825, $1,466, $5,629,
      and $1,466, respectively                       7,100         6,418        11,697        11,173
Other                                                   28            33            70          (567)
                                                  --------      --------      --------      --------
   Comprehensive income                           $ 14,425      $ 12,009      $ 16,801      $  9,778
                                                  ========      ========      ========      ========

F. EARNINGS PER SHARE

      Basic and diluted earnings per common share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------

income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Basic and diluted weighted average shares of common stock are as follows:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                   --------------------------      --------------------------
                                                      2002            2001            2002            2001
                                                   ----------      ----------      ----------      ----------

Weighted average shares:

     BASIC                                         34,034,196      17,623,758      33,967,712      17,474,004
     Convertible voting preferred stock                    --       1,334,195              --              --
     Stock awards and incremental shares from
         assumed exercise of stock options                 --          28,403              --              --
                                                   ----------      ----------      ----------      ----------
     DILUTED                                       34,034,196      18,986,356      33,967,712      17,474,004
                                                   ==========      ==========      ==========      ==========

G. CONTINGENT MATTERS

      We are involved in litigation arising in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to our consolidated financial condition.

H. SEGMENT INFORMATION

      We have three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products in the medical segment include catastrophic and comprehensive medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities, including investment income, interest expense, and corporate expenses of the parent company.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2002
                                    UNAUDITED
--------------------------------------------------------------------------------


      Revenues from each segment are primarily generated from premiums charged to policyholders and interest earned on cash and investments, and are summarized in the following table:

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -------------------------       -------------------------
                                                              2002            2001            2002             2001
                                                            ---------       ---------       ---------       ---------
                                                                             (dollars in thousands)
MEDICAL
     Revenues
          Net premiums                                      $  91,851       $ 103,987       $ 281,508       $ 305,278
          Investment income, realized gains (losses)            2,542           3,688           6,434           9,435
          Other income                                          7,446          10,133          23,974          28,603
                                                            ---------       ---------       ---------       ---------
                                                              101,839         117,808         311,916         343,316
                                                            ---------       ---------       ---------       ---------
     Expenses
          Benefits and claims                                  67,102          79,385         226,370         248,638
          Other operating expenses                             32,025          36,996          94,001          98,366
          Special charges                                          --              --              --           7,097
                                                            ---------       ---------       ---------       ---------
                                                               99,127         116,381         320,371         354,101
                                                            ---------       ---------       ---------       ---------
      Segment profit, (loss) before federal income
          taxes, minority interest and preferred stock
          dividends                                         $   2,712       $   1,427       $  (8,455)      $ (10,785)
                                                            =========       =========       =========       =========
SENIOR AND OTHER
      Revenues
          Net premiums                                      $  66,097       $  58,568       $ 195,599       $ 166,042
          Investment income, realized gains (losses)            7,900           7,878          18,646          19,580
          Other income                                            343             398           1,854           2,266
                                                            ---------       ---------       ---------       ---------
                                                               74,340          66,844         216,099         187,888
                                                            ---------       ---------       ---------       ---------
       Expenses
           Benefits and claims                                 48,016          42,946         145,253         125,951
           Other operating expenses                            16,980          14,850          49,374          44,603
                                                            ---------       ---------       ---------       ---------
                                                               64,996          57,796         194,627         170,554
                                                            ---------       ---------       ---------       ---------
        Segment profit before federal income taxes,
           minority interest and preferred stock
           dividends                                        $   9,344       $   9,048       $  21,472       $  17,334
                                                            =========       =========       =========       =========
CORPORATE AND OTHER
        Revenues
           Investment income, realized gains (losses)       $     110       $     174       $     332       $     474
                                                            ---------       ---------       ---------       ---------

        Expenses
            Interest and financing costs                          490           1,170           1,536           3,934
            Other operating expenses                              462             756           1,179           2,832
            Special charges                                        --              --           2,668              --
                                                            ---------       ---------       ---------       ---------
                                                                  952           1,926           5,383           6,766
                                                            ---------       ---------       ---------       ---------
         Segment loss before income taxes, minority
            interest and preferred stock dividends          $    (842)      $  (1,752)      $  (5,051)      $  (6,292)
                                                            =========       =========       =========       =========

INCOME BEFORE FEDERAL INCOME TAXES, MINORITY
         INTEREST AND PREFERRED STOCK DIVIDENDS             $  11,214       $   8,723       $   7,966       $     257
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

OVERVIEW

      We provide a wide array of health and life insurance products to approximately 465,000 insureds through two primary business segments. Our medical segment includes catastrophic and major medical health insurance for individuals, associations and small businesses. The senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 40,000 independent and exclusive agents and QQLink.com, Inc., our proprietary, patent pending electronic distribution system.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                                INCREASE
                                           THREE MONTHS                 THREE MONTHS                         (DECREASE) FROM
                                               ENDED          % OF         ENDED          % OF                 PREVIOUS YEAR
                                           SEPTEMBER 30,  CONSOLIDATED  SEPTEMBER 30, CONSOLIDATED     ---------------------------
                                               2002         REVENUES        2001        REVENUES        DOLLARS            %
                                           -------------  ------------  ------------- ------------     ---------      ------------
                                                                      (dollars in thousands)
Premiums, net
       Medical                               $  91,851         52.1%      $ 103,987         56.3%      $ (12,136)       (11.7)%
       Senior and other                         66,097         37.5          58,568         31.7           7,529         12.9
                                             ---------       ------       ---------      -------       ---------
           Total                               157,948         89.6         162,555         88.0          (4,607)        (2.8)



Net investment income                            7,474          4.2           8,124          4.4            (650)        (8.0)
Net realized gains (losses)                      3,078          1.7           3,616          2.0            (538)       (14.9)
Fee and other income                             7,311          4.2           9,885          5.3          (2,574)       (26.0)
Amortization of deferred
   reinsurance gain                                478          0.3             646          0.3            (168)       (26.0)

                                             ---------       ------       ---------      -------       ---------
           Consolidated revenues               176,289        100.0         184,826        100.0          (8,537)        (4.6)
                                             ---------       ------       ---------      -------       ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                   67,102         38.1          79,385         43.0         (12,283)       (15.5)
      Senior and other                          48,016         27.2          42,946         23.2           5,070         11.8
                                             ---------       ------       ---------      -------       ---------
           Total                               115,118         65.3         122,331         66.2          (7,213)        (5.9)

Selling, general and administrative
   expenses                                     49,618         28.1          54,167         29.3          (4,549)        (8.4)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                       (151)        (0.1)         (1,839)        (1.0)          1,688         91.8
Amortization of goodwill                            --           --             274          0.2            (274)      (100.0)
Interest expense and financing costs               490          0.3           1,170          0.6            (680)       (58.1)
                                             ---------       ------       ---------      -------       ---------
Income before federal income taxes,
   minority interest and preferred stock
   dividends                                    11,214          6.4           8,723          4.7           2,491         28.6


Federal income tax expense                       3,927          2.2           3,179          1.7             748         23.5
Minority interest                                  (10)          --             (14)          --               4         28.6
                                             ---------       ------       ---------      -------       ---------
Net income                                       7,297          4.2           5,558          3.0           1,739         31.3

Convertible voting preferred stock
   dividends                                        --           --            (207)        (0.1)            207        100.0
                                             ---------       ------       ---------      -------       ---------
Net income attributable to                   $   7,297          4.2%      $   5,351          2.9%      $   1,946         36.4%
   common stockholders                       =========       ======       =========      =======       =========

Net income per share attributable
   to common stockholders
      Basic                                  $    0.21                    $    0.30                    $   (0.09)       (30.0)%
      Diluted                                     0.21                         0.29                        (0.08)       (27.6)


1.    NET PREMIUMS (NET OF REINSURANCE CEDED)

      For the quarter ended September 30, 2002, total net premiums were $157.9 million, a decrease of 2.8%, from $162.6 million for the same quarter in 2001.

      MEDICAL
      -------

      Medical premiums for the quarter ended September 30, 2002 were $91.9 million compared to $104.0 million for the quarter ended September 30, 2001, a decrease of 11.7%. The decrease in medical premiums was primarily the result of a smaller volume of business in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states. The decrease was partially offset by premium rate increases.

      SENIOR AND OTHER
      ----------------

      Senior and other premiums were $66.1 million for the quarter ended September 30, 2002 compared to $58.6 million for the quarter ended September 30, 2001, an increase of 12.9%. The increase in senior and other premiums was primarily the result of premium rate increases and an increase in the volume of business in force from new sales.

2.    OTHER REVENUES

      Net investment income was $7.5 million for the third quarter of 2002 compared to $8.1 million for the third quarter of 2001, a decrease of 8.0%, due primarily to lower interest rates.

      Net realized gains (losses) decreased to $3.1 million for the third quarter of 2002 compared to $3.6 million for the third quarter of 2001.

      Fee and other income decreased to $7.3 million for the quarter ended September 30, 2002 compared to $9.9 million for the same quarter of 2001, a decrease of 26.0%. This decrease was primarily attributable to a smaller volume of business in force in the medical segment due to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

      The amortization of deferred reinsurance gain of $0.5 million for the quarter ended September 30, 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $11.5 million at September 30, 2002 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

3.    BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

      Total benefits, claims, losses and settlement expenses decreased to $115.1 million for the quarter ended September 30, 2002 compared to $122.3 million for the same quarter in 2001, a decrease of 5.9%.

      MEDICAL
      -------

      Medical benefits, claims, losses and settlement expenses were $67.1 million for the quarter ended September 30, 2002 compared to $79.4 million for the same quarter in 2001, a decrease of 15.5%. The medical loss ratio was 73.1% for the quarter ended September 30, 2002 compared to 76.3% for the same quarter of 2001. The decrease in medical benefits, claims, losses and settlement expenses was primarily the result of a smaller volume of business in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states. The decrease in medical loss ratio was primarily due to increased premium rates and lower benefit utilization.

      SENIOR AND OTHER
      ----------------

      Senior and other benefits, claims, losses and settlement expenses were $48.0 million for the quarter ended September 30, 2002 compared to $42.9 million for the same quarter of 2001, an increase of 11.8%. The increase was a result of additional claims and benefits paid on a larger volume of business in force. The senior and other loss ratio was 72.6% for the third quarter of 2002 compared to 73.3% for the third quarter of 2001.

4.    OTHER EXPENSES AND NET INCOME

      Selling, general and administrative expenses decreased to $49.6 million in the third quarter of 2002 compared to $54.2 million in the third quarter of 2001, a decrease of 8.4%. Commissions decreased $4.4 million and other operating expenses decreased $4.2 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $4.0 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 28.1% in the third quarter of 2002 compared to 29.3% in the third quarter of 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate due to a reduction in new business.

      The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $0.2 million for the third quarter of 2002 compared to a net deferral of $1.8 million for the third quarter of 2001. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales. The Company also wrote-off approximately $3.5 million in Continental General's DAC due to the unprofitability of the business in certain states. This compares to a $4.9 million write-off in Central Reserve's DAC in the third quarter of 2001 due to unprofitability in those states.

      Interest expense and financing costs decreased to $0.5 million in the third quarter of 2002 compared to $1.2 million in the third quarter of 2001 as a result of a decrease in outstanding debt and declining interest rates.

      A federal income tax expense of $3.9 million, or 35.0% of the income before federal taxes, was established for the third quarter of 2002. In the third quarter of 2001, federal income tax expense was $3.2 million, or 36.4% of the income before federal taxes. The lower effective tax rate in the third quarter of 2002 was primarily due to fewer permanent tax differences in 2002.

      As a result of the foregoing, for the third quarter of 2002, net income attributable to common stockholders was $7.3 million, or $0.21 basic and diluted earnings per share of common stock, compared to net income attributable to common stockholders of $5.4 million, or $0.30 basic and $0.29 diluted earnings per share of common stock for the third quarter of 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

                                                                                                            INCREASE
                                             NINE MONTHS                NINE MONTHS                      (DECREASE) FROM
                                                ENDED         % OF         ENDED          % OF            PREVIOUS YEAR
                                            SEPTEMBER 30, CONSOLIDATED  SEPTEMBER 30, CONSOLIDATED  -------------------------
                                                2002        REVENUES       2001         REVENUES     DOLLARS           %
                                            ------------- ------------  ------------  ------------  ---------     -----------
                                                                         (dollars in thousands)
Premiums, net
       Medical                                $ 281,508          53.3%   $ 305,278          57.4%   $ (23,770)         (7.8)%
       Senior and other                         195,599          37.0      166,042          31.2       29,557          17.8
                                              ---------     ---------    ---------     ---------    ---------
           Total                                477,107          90.3      471,320          88.6        5,787           1.2


Net investment income                            23,624           4.5       24,274           4.6         (650)         (2.7)
Net realized gains (losses)                       1,788           0.3        5,215           1.0       (3,427)        (65.7)
Fee and other income                             23,474           4.4       27,568           5.2       (4,094)        (14.9)
Amortization of deferred
   reinsurance gain                               2,354           0.5        3,301           0.6         (947)        (28.7)
                                              ---------     ---------    ---------     ---------    ---------
           Consolidated revenues                528,347         100.0      531,678         100.0       (3,331)         (0.6)
                                              ---------     ---------    ---------     ---------    ---------
Benefits, claims, losses and settlement
   expenses
      Medical                                   226,370          42.8      248,638          46.8      (22,268)         (9.0)
      Senior and other                          145,253          27.5      125,951          23.7       19,302          15.3
                                              ---------     ---------    ---------     ---------    ---------
           Total                                371,623          70.3      374,589          70.5       (2,966)         (0.8)

Selling, general and administrative
   expenses                                     155,093          29.4      165,265          31.1      (10,172)         (6.2)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                     (10,539)         (2.0)     (20,288)         (3.8)       9,749          48.1
Amortization of goodwill                             --            --          824           0.2         (824)       (100.0)
Interest expense and financing costs              1,536           0.3        3,934           0.7       (2,398)        (61.0)
Special charges                                   2,668           0.5        7,097           1.3       (4,429)        (62.4)
                                              ---------     ---------    ---------     ---------    ---------
Income before federal income taxes,
   minority interest and preferred stock
   dividends                                      7,966           1.5          257            --        7,709           N/M
Federal income tax expense                        2,969           0.5        1,122           0.2        1,847         164.6
Minority interest                                   (37)           --          (37)           --           --            --
                                              ---------     ---------    ---------     ---------    ---------

Net income (loss)                                 5,034           1.0         (828)         (0.2)       5,862           N/M

Convertible voting preferred stock
   dividends                                         --            --         (579)         (0.1)         579         100.0
                                              ---------     ---------    ---------     ---------    ---------
Net income (loss) attributable to
   common stockholders                        $   5,034           1.0%   $  (1,407)         (0.3)%  $   6,441           N/M
                                              =========     =========    =========     =========    =========

Net income (loss) per share attributable
   to common stockholders
      Basic                                   $    0.15                  $   (0.08)                 $    0.23           N/M
      Diluted                                      0.15                      (0.08)                      0.23           N/M

--------------------------------------------------
N/M = not meaningful

1.    PREMIUMS (NET OF REINSURANCE CEDED)

      For the nine months ended September 30, 2002, total net premiums were $477.1 million, an increase of 1.2%, from $471.3 million for the same period in 2001.

      MEDICAL
      -------

      Medical premiums for the nine months ended September 30, 2002 were $281.5 million compared to $305.3 million for the nine months ended September 30, 2001, a decrease of 7.8%. The decrease in medical premiums was primarily the result of a smaller volume of business in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states.

      SENIOR AND OTHER
      ----------------

      Senior and other premiums were $195.6 million for the nine months ended September 30, 2002 compared to $166.0 million for the nine months ended September 30, 2001, an increase of 17.8%. The increase in senior and other premiums was primarily the result of premium rate increases and an increase in the volume of business in force from new sales.

2.    OTHER REVENUES

      Net investment income was $23.6 million for the first nine months of 2002 compared to $24.3 million for the first nine months of 2001, a decrease of 2.7%, due primarily to lower interest rates.

      Net realized gains (losses) decreased to $1.8 million for the first nine months of 2002 compared to $5.2 million for the same period in 2001. This decrease was primarily due to realized losses on our investment in WorldCom bonds of $2.0 million.

      Fee and other income decreased to $23.5 million for the nine months ended September 30, 2002 compared to $27.6 million for the same nine months of 2001, a decrease of 14.9%. This decrease was primarily attributable to a smaller volume of business in force in the medical segment due to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

      The amortization of deferred reinsurance gain of $2.4 million for the nine months ended September 30, 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $11.5 million at September 30, 2002 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

3.    BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

      Total benefits, claims, losses and settlement expenses decreased to $371.6 million for the nine months ended September 30, 2002 compared to $374.6 million for the nine months ended September 30, 2001, a decrease of 0.8%.

      MEDICAL
      -------

      Medical benefits, claims, losses and settlement expenses were $226.4 million for the nine months ended September 30, 2002 compared to $248.6 million for the same period in 2001, a decrease of 9.0%. The decrease was primarily the result of a smaller volume of business in force due to the termination or replacement program and cancellation of other medical business as mentioned previously. The medical loss ratio was 80.4% for the nine months ended September 30, 2002 compared to 81.4% for the same period of 2001. The ratio decreased due to the termination or replacement program and the cancellation of business in poor performing markets, as well as pricing increases and benefit changes to keep pace with medical inflation. However, the decrease was substantially offset by higher-than-anticipated claims costs associated with a reduction in pending claims inventory at Continental General.

      SENIOR AND OTHER
      ----------------

      Senior and other benefits, claims, losses and settlement expenses were $145.3 million for the nine months ended September 30, 2002 compared to $126.0 million for the same period of 2001, an increase of 15.3%. The increase was a result of additional claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 74.3% for the first nine months of 2002 compared to 75.9% for the first nine months of 2001, primarily attributable to premium rate adjustments in several major states and a larger volume of business in force from new sales.

4.    OTHER EXPENSES AND NET INCOME

      Selling, general and administrative expenses decreased to $155.1 million for the first nine months of 2002 compared to $165.3 million in the first nine months of 2001, a decrease of 6.2%. Commissions decreased $10.8 million and other operating expenses decreased $14.6 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $14.6 million resulting from a lower volume of ceded premiums and $0.6 million in severance charges related to the May 2002 reduction in workforce at our Cleveland facility. As a percentage of revenues, selling, general and administrative expenses decreased to 29.4% in the first nine months of 2002 compared to 31.1% in the same period in 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

      The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired resulted in a net deferral of $10.5 million for the first nine months of 2002 compared to a net deferral of $20.3 million for the first nine months of 2001. The decrease in the net deferral was primarily attributable to lower capitalization of DAC due to decreases in new business sales and a $2.1 million increase in the amortization of value of business acquired (VOBA). The Company also wrote-off $3.5 million in Continental General's DAC due to the unprofitability of the business in certain states. This compared to a $5.9 million write-off of Central Reserve's DAC in the first nine months of 2001 in certain states due to unprofitability in those states.

      Interest expense and financing costs decreased to $1.5 million in the first nine months of 2002 compared to $3.9 million in the first nine months of 2001 as a result of a decrease in outstanding debt and declining interest rates.

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

      Federal income tax expense was $3.0 million, or 37.3% of the income before federal taxes, for the first nine months of 2002. In the first nine months of 2001, a federal income tax expense was established of $1.1 million, or 35.0% of the income before federal taxes (excluding losses at United Benefit Life where no federal income tax benefit was recorded). The higher effective tax rate in 2002 was primarily due to more permanent tax differences in the first nine months.

      As a result of the foregoing, for the first nine months of 2002, net income attributable to common stockholders was $5.0 million, or $0.15 basic and diluted earnings per share of common stock, compared to a net loss attributable to common stockholders of $1.4 million, or $0.08 basic and diluted loss per share of common stock for the first nine months of 2001.

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

      Assets decreased 5.3% to $895.7 million at September 30, 2002 from $946.0 million at December 31, 2001. Assets of $492.6 million, or 55.0% of the total assets, were in investments at September 30, 2002. Fixed maturities, our primary investment, were $481.4 million, or 97.7% of total investments, at September 30, 2002. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at September 30, 2002.

      Approximately 94.8% of our bonds were of investment grade quality at September 30, 2002. In addition to the fixed maturities, we also had $34.0 million in cash and cash equivalents of which, $6.1 million was restricted.

      The total reinsurance receivable was $193.4 million at September 30, 2002. Of this amount, $188.3 million represents reserves held by our reinsurers under our various reinsurance treaties. Hannover holds most of these reserves.

      The total policy liabilities and benefits accrued (reserves) were 85.1% of the total liabilities at September 30, 2002 compared to 82.9% at December 31, 2001.

      To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase Bank (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, Ceres borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver.

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

      On March 30, 2001, our credit agreement was again amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver under the credit agreement. The terms of the amendment provided for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement. At September 30, 2002, the interest rate on our tranche A term loan balance of $16.8 million was 5.3% per annum and on our $9.3 million CIT tranche B term loan was 5.8% per annum. The first principal payment on the CIT tranche B term loan of $0.3 million was made on June 17, 2002. Quarterly principal payments are due thereafter as follows: $0.3 million through March 17, 2004; $0.6 million thereafter through March 17, 2005; and $1.2 million thereafter through March 17, 2006.

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

            - a risk-based capital (RBC) ratio at year-end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action Level;

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

Finally, the credit agreement, as amended:

      - restructured our scheduled tranche A term loan debt payments as follows: quarterly principal payments of $0.8 million through November 17, 2002, $0.9 million through November 17, 2004, and a payment of $8.5 million on February 17, 2005;

      - allowed repurchase of all of our convertible voting preferred stock with $5.0 million of the proceeds from the equity offering; and

      - allowed capital contributions to our insurance subsidiaries with proceeds from the equity offering after the repayments to the banks and repurchase of our convertible voting preferred stock.

       In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At September 30, 2002, we were in compliance with the covenants in our credit agreement, as amended.

      We lease our corporate headquarters in Cleveland for a term of 15 years beginning August 1, 2001 with four optional five-year extensions. Rent payments annually total $1.7 million through July 2003, $1.8 million through July 2006, $2.0 million through July 2011, and $2.1 million through July 2016.

       The following schedule summarizes our current and future contractual obligations as of September 30, 2002:


                                                              PAYMENTS DUE BY YEAR
                                         ---------------------------------------------------------------
                                         LESS THAN 1
 CONTRACTUAL OBLIGATIONS   TOTAL            YEAR           1-3 YEARS        4-5 YEARS      AFTER 5 YEARS
------------------------  -------        -----------       ---------        ---------      -------------
                                                         (in thousands)

Long-term debt            $26,085           $4,892          $19,993          $ 1,200          $    --

Operating leases           30,166            2,967            5,129            4,190           17,880
                          -------          -------          -------          -------          -------

     Total                $56,251           $7,859          $25,122          $ 5,390          $17,880
                          =======          =======          =======          =======          =======

      We believe that cash flow from operating activities will be sufficient to meet our currently anticipated operating and capital expenditure requirements over the next 12 months. We also believe that funds should be sufficient to meet all our debt obligations over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries and from dividends of our insurance subsidiaries, if available. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. As of September 30, 2002, none of our insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

      See also "Market Risk and Management Policies - Legal/Regulatory Risks."

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

      In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies' operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions, including state supervision or liquidation, by such insurance company's state of domicile or in other states in which the insurance company does business. For example, states have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2001, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities. However, without additional capital or reinsurance, the statutory capital level at Continental General may be below "Company Action Level" at December 31, 2002, requiring it to submit a comprehensive plan to the Nebraska Department of Insurance that discusses proposed correctional actions to improve Continental General's capital position. We intend to resolve Continental General's capital needs through reinsurance transactions, sale of assets or other initiatives to raise additional capital. However, additional capital may not be available on terms favorable to us or at all.

      Credit Risk is the risk that issuers of securities owned by us will default or that other parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by adhering to a conservative investment strategy and by maintaining sound reinsurance and credit and collection policies.

      Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $19.8 million at September 30, 2002. This amount represents approximately 11.4% of our stockholders' equity at such date.

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

      - our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

    The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Ceres (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

      On July 1, 2002, we issued 18,854 shares of our common stock to Peter W. Nauert, our then President and Chief Executive Officer, pursuant to the stock award provision of his former employment agreement. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

           None.

ITEM 5. OTHER INFORMATION
-------------------------

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

a)         Exhibits:  None.

b)         Reports on Form 8-K:
                  Form 8-K, dated August 14, 2002, related to Section 906 certification for the quarter ended June 30, 2002.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CERES GROUP, INC.


Date:  November 13, 2002           By:  /s/ Charles E. Miller, Jr.
       -----------------                --------------------------------
                                        Charles E. Miller, Jr.
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer and Chief Accounting Officer)

CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14
----------------------------------------------------

I, Thomas J. Kilian, President and Chief Executive Officer of Ceres Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ceres Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Thomas J. Kilian
--------------------
THOMAS J. KILIAN
President and Chief Executive Officer
(Principal Executive Officer)



I, Charles E. Miller, Jr., Executive Vice President and Chief Financial Officer of Ceres Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ceres Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


/s/ Charles E. Miller, Jr.
--------------------------
CHARLES E. MILLER, JR.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)


Simultaneously with the filing of this quarterly report on Form 10-Q, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.