Form 10-K
period 2002-12-31
CERES GROUP INC
filed 2003-03-31
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002        COMMISSION FILE NUMBER 0-8483

                               CERES GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       34-1017531
         ---------------------------                ------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

    17800 ROYALTON ROAD, CLEVELAND, OHIO                            44136
  -----------------------------------------                       ---------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                YES [X]  NO [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $97,133,537 computed based on the closing price of $3.90 per share of the common stock on June 30, 2002.

    The number of shares of common stock, par value $0.001 per share, outstanding as of March 25, 2003 was 34,238,164.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 20, 2003 are incorporated by reference into Part
                             III of this Form 10-K.
--------------------------------------------------------------------------------

    As used in this Form 10-K, the terms "Company," "Ceres," "Registrant," "we," "us," and "our" mean Ceres Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002.

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                            PAGE
                                                                            ----
PART I
Item 1        Business....................................................    1
Item 2        Properties..................................................   17
Item 3        Legal Proceedings...........................................   17
Item 4        Submission of Matters to a Vote of Security Holders.........   18

PART II
Item 5        Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   19
Item 6        Selected Financial Data.....................................   20
Item 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   22
Item 7A       Quantitative and Qualitative Disclosures about Market
              Risk........................................................   40
Item 8        Financial Statements and Supplementary Data.................   41
              Schedule II - Condensed Financial Information of
              Registrant..................................................   81
              Schedule III - Supplemental Insurance Information...........   84
              Schedule IV - Reinsurance...................................   85
Item 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   86

PART III
Item 10       Directors and Executive Officers of the Registrant..........   86
Item 11       Executive Compensation......................................   86
Item 12       Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   86
Item 13       Certain Relationships and Related Transactions..............   87
Item 14       Controls and Procedures.....................................   87

PART IV
Item 15       Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   87
Signatures................................................................   92

                                     PART I

ITEM 1.   BUSINESS

RECENT EVENTS

     Effective March 31, 2003, we sold our subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash, subject to further adjustment based on Pyramid Life's final statutory capital and surplus as of March 31. Net proceeds of the sale were used as follows: (1) $10.0 million to repay a portion of our bank debt, and (2) the remainder to strengthen the statutory capital of our subsidiary, Continental General Insurance Company.

     Immediately prior to the closing of the sale, Continental General acquired Pyramid Life's Kansas City building and personal property and retained most of its employees. Continental General will continue to administer its senior health business out of the Kansas City location, as well as continue to administer Pyramid Life's business during a six to 18 month transition period. Immediately prior to the closing, Continental General also reinsured a small block of certain life insurance policies of Pyramid Life.

     AS A RESULT OF THE SALE OF PYRAMID LIFE, THE INFORMATION PROVIDED IN THIS SECTION "BUSINESS" DOES NOT INCLUDE PYRAMID LIFE, ITS OPERATIONS OR RESULTS, EXCEPT WHERE INDICATED. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RECENT EVENTS" AND NOTE F. DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT TO OUR CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION REGARDING PYRAMID LIFE.

OVERVIEW

     Ceres provides a wide array of health and life insurance products to approximately 358,000 insureds through two primary business segments. Our senior segment includes senior health, life and annuity products for Americans age 55 and over. The medical segment includes catastrophic and comprehensive major medical health insurance for individuals, families, associations and small businesses. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include approximately 36,000 independent agents and QQLink, our fully transactional online distribution system.

     We acquired Continental General Insurance Company, Provident American Life & Health Insurance Company and United Benefit Life Insurance Company to supplement our major medical platform at Central Reserve Life Insurance Company. In addition, we acquired selected major medical insureds of Central Benefits Mutual Insurance Company and a block of individual and small group health insurance written by American Chambers Life Insurance Company. We entered into the senior market by acquiring Continental General, with its significant senior health insurance business.

     Our health and life insurance products protect individuals, families, associations, and small employer groups during the years up to retirement, while our Medicare supplement, long-term care, home healthcare and senior life products provide ongoing coverage for senior Americans.

     In the past, our operating results have been adversely impacted by industry-wide and historically high medical inflation. This environment caused us to enhance and accelerate a number of programs to lessen the inflationary impact, including:

     - target marketing;

     - premium rate increases;

     - modified product lines for new sales;

     - proactive medical cost management; and

     - lowered administrative and sales expenses.

     Our senior segment continued to produce increasing profits for 2002, totaling $14.9 million in pre-tax profits for the year ended 2002 compared to $13.6 million in 2001. Our medical segment improved to a pre-tax loss of $6.0 million in 2002 compared to a pre-tax loss of $13.7 million in 2001.

     We believe our focus on internal growth, along with increased statutory capital, will lead to more predictable earnings, enhanced profitability and higher financial agency ratings of our insurance subsidiaries, which in turn should support greater internal growth capacity.

OUR CORE BUSINESSES

     SENIOR HEALTH, LIFE AND ANNUITY PRODUCTS. We continue to focus on the senior segment because we believe this market has the potential for greater revenue growth and higher profit potential than our medical segment. These products are designed specifically for Americans age 55 and over, one of the country's fastest growing age segments that is projected to increase to 103 million people by 2025. In addition, the senior population controls 72% of the nation's wealth. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, nearly doubled between 1966 and 2001, growing to 34.0 million from 19.1 million. By 2007, the Medicare population is expected to exceed 44 million.

     CATASTROPHIC AND COMPREHENSIVE MAJOR MEDICAL INSURANCE. Historically, major medical insurance has been our core business, accounting for a greater percentage of our revenue than our senior segment. Our medical segment includes insurance for individuals (under age 65), families, associations and small businesses. With increasingly stringent federal and state restrictions on small group insurance, we emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater regulatory latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters. We plan to maintain or slightly reduce the current premium level of our medical segment by continuing to concentrate on targeted states, strengthening relationships with selected distributors, emphasizing our most profitable products, adjusting premium rates as necessary to keep pace with medical inflation and by focusing on increasing profit margins through our medical management and expense management programs.

     We market and administer preferred provider organization (PPO) and traditional indemnity medical plans. We believe that increased costs and consumer dissatisfaction with limitations on choice of doctors and treatment have caused health maintenance organization (HMO) enrollments to decrease. We believe that PPO coverage, provides greater freedom of choice of doctors and opportunity to seek care from doctors and facilities within networks to deliver healthcare at favorable rates compared to HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments and deductibles. Traditional indemnity insurance usually allows policyholders substantial freedom of choice in selecting healthcare providers but without the financial incentives or cost-control measures typical of managed care plans.

BUSINESS STRATEGY

     Principal elements of our business strategy include:

     INCREASING SENIOR MARKET FOCUS. Because of favorable demographics and higher profit potential in the senior segment and with the strengthened statutory capital at Continental General as a result of the Pyramid Life sale, we intend to continue to focus our sales efforts on this part of our business. We believe the senior market will continue to produce more predictable earnings, particularly since these products are not as sensitive to medical inflation as major medical products. We will be concentrating more on our agent recruiting and a significant amount of our product development efforts on the senior market. We also intend to transition our major medical insureds into our senior products as they age. For the year ended December 31,

2002, our senior segment comprised 31% of our total net premium revenues compared to 28% for 2001. Our senior segment products are administered at our Kansas facility.

     IMPROVING UNDERWRITING AND PRODUCT DESIGN. We believe that we have improved our underwriting through more consistent and rigorous risk evaluation and controls that reflect current medical practices and treatment patterns. To anticipate and respond to regulatory changes and actual market and profitability experience, we closely monitor and manage premium rate adjustments and provide our policyholders opportunities to adjust their co-insurance and deductible provisions to keep their premiums affordable. We actively pursue product redesign and curtailment of unprofitable product offerings, where necessary.

     An underwriting philosophy based on rational selection of risks has produced a number of changes to our underwriting guidelines. We have aligned our pricing decisions to more accurately reflect the associated morbidity. Through review of claim charges, we have also made general enhancements to our underwriting guidelines to better reflect current medical practices and treatment patterns.

     The Health Insurance Portability and Accountability Act of 1996 (HIPAA) has placed major restrictions on the sale of group insurance for small businesses with two to 50 employees. In effect, HIPAA requires guaranteed issuance of major medical insurance for small groups that meet continuing coverage and participation guidelines. HIPAA also includes specific rules on underwriting and coverage of pre-existing conditions. See "Government Regulation - Healthcare Regulations."

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

     Because of HIPAA and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. For 2002, our major medical certificates included 70.0% for individual and association products and 30.0% for small group products, which were consistent with levels experienced in 2001.

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

     "Ceres Standards," a guideline of our best practices for underwriting of new business, are implemented for all major medical business processed at our insurance subsidiaries, and include standardization of organizational design, business rules, risk selection and processing requirements.

     We selectively pursue geographic markets, products and sales agencies that provide us the greatest potential for profitability. This strategy includes exiting markets that are unprofitable. In addition, our ongoing product design efforts in both of our business segments keeps our product portfolio attractive to our sales force. In our medical segment, we are emphasizing new product lines that provide consumers with lower monthly premiums offset by greater out-of-pocket payments for discretionary medical services and brand-name pharmaceuticals.

     ENHANCING MEDICAL COST MANAGEMENT. Our approach is to manage the cost of healthcare. We focus on reducing medical costs for our insureds by actively managing medical inflation and utilization rate costs. National health expenditures have grown from $1,872 per capita in 1986 to $4,177 per capita in 1999, according to statistics compiled by CMS. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals and the aging of the population.

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

     - a program to detect fraud and abuse by medical providers, policyholders or agents;

     - medical protocol use to avoid claims for unnecessary procedures;

     - claims cost negotiation for long-term care expenses;

     - product design geared to encourage use of PPOs; and

     - enhanced communication to insureds on the features and benefits of these programs, emphasizing how they can reduce their total healthcare costs.

The purpose of these programs is to provide quality care and improved treatment outcomes while reducing total costs for both the company and our insureds. We also offer insureds opportunities to make changes in their benefits to lower their premium payments. Our benefit design department works with our insureds to structure benefit packages to meet their budgets.

     Our care coordination program provides our insureds with 24-hour access to medical information, case management early intervention programs and non-network negotiation processes to lower medical expenses, as well as additional services to help them extend and make better use of insurance benefits.

     Since the beginning of 2001, we reduced our PPO networks from 51 to 23. This reduction has resulted in reduced network access fees and additional provider discounts, along with quicker claims processing for our insureds.

     REDUCING ADMINISTRATIVE COSTS. We are committed to reducing administrative costs through increases in efficiency, streamlined procedures and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses, consolidation of corporate services, such as accounting, marketing, and distribution, and the utilization of new electronic technology. We expect to improve our efficiency and service as we move closer to a paperless environment. Our COAST (Ceres Online Access SysTem) program provides direct online communication for our agents who are able to check the status of business they submit via their computers 24 hours a day.

     We review expense variances to budgets on a monthly basis and make needed adjustments. If cost-effective, we outsource certain functions to independent third parties. We currently outsource all information and telephone systems at our Cleveland headquarters, claims processing for our Central Reserve Life Ohio insureds, and claims processing and other administrative services for the American Chambers Life Insurance Company business and for our insurance subsidiaries, Provident American Life and United Benefit Life. We believe this outsourcing offers us the following advantages:

     - predictable operational, administrative and systems costs;

     - variable expenses based upon volume of business;

     - the benefits of the vendors' expertise in specialized areas;

     - freeing our capital to be used for other aspects of our growth strategy;

     - efficiency and economies of scale; and

     - system consolidation and integration.

     We expect to continue streamlining operations and reducing our general and administrative expenses through efficiency improvements and elimination of functions that do not support our core businesses.

PRODUCTS AND SERVICES

     We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, families, associations and small businesses, and senior Americans. We have specialized teams that focus on new product development for each of our markets. These teams review our current product offerings and compare them with our competitors' products and changing insured needs. We systematically review our individual and small group major medical plans to help us further develop our product mix.

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

     We also have a program that reduces claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for all maintenance prescription drugs.

     Our Simplicity Series products are designed with higher profit margins. These products provide higher deductibles and co-payments and are designed to shift to consumers a greater portion of the risk for discretionary medical and brand-name pharmaceutical benefits. This benefit structure reduces premium payments for consumers and is designed to lower the level of future premium rate adjustments. We are also emphasizing medical savings account plans, which enables insureds to lower their insurance costs and have more control over their healthcare dollars. In addition, we are marketing a new hospital-only plan.

     SHORT-TERM MAJOR MEDICAL. This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.

     SMALL GROUP PRODUCTS. Our Employer's Choice product provides higher deductibles and co-payments and lower premium payments for our small business customers. In addition, we offer small businesses with 2-100 employees our Partnership Plan, a major medical product in which we share the medical cost risk with the employer. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits.

     LIFE AND ANNUITY. We also market group life insurance and annuity plans. We offer term life insurance as an ancillary product to our major medical insureds. We also offer various single premium deferred annuities.

     SENIOR HEALTH INSURANCE PRODUCTS. Our senior market products include a wide range of comprehensive and supplemental major medical benefit products, including Medicare supplement, long-term care, home healthcare, extended convalescent care, cancer coverage and acute recovery care that includes shorter length facility care.

     We are focusing more product development attention in our senior segment on Medicare supplement and long-term care insurance products. Long-term care products provide needed benefits to supplement Medicare and Medicare Supplement coverage for nursing home and home healthcare expenses.

     SENIOR LIFE INSURANCE AND ANNUITIES. Our life insurance and annuity products include lower face amount life insurance policies offering coverages up to $50,000 and annuity plans with first-year bonus interest or interest rate guarantees.

     SERVICES AND NON-INSURANCE PRODUCTS. We offer the Senior Savers Plus Plan, which provides discounts on extended care and home healthcare services in addition to the other product and service discounts. We also added our care coordination program to most of our major medical products to provide service enhancements for our insureds.

MARKETING AND SALES

     Our distribution is critical for our continued growth. We market our products through approximately 36,000 independent agents in 49 states, the District of Columbia and the U.S. Virgin Islands. We have initiated a systematic program to focus our marketing expenses on more productive agents and reduce the number of low and non-producing agents. We compensate our agents for business produced by them on a commission basis at rates that we believe to be competitive with those of other life and health insurance companies.

     DISTRIBUTION CHANNELS. We use a variety of distribution systems in marketing our products. Because product lines vary among many of these distribution systems, we have some overlap of agents between channels. Some of our agents are licensed and contracted with more than one of our distribution channels.

     We base our four distribution channels on organization of the agents and specific markets or products:

     1. SENIOR BROKERAGE. These Continental General agents target Americans age 55 and over with a comprehensive product line.

     2. MEDICAL CAREER. This channel is comprised of well-established marketing organizations that primarily market both Central Reserve and Continental General health insurance and supplemental health insurance.

     3. MEDICAL BROKERAGE. Our Central Reserve brokerage agents concentrate on individuals, families, associations and small business owners. The product portfolio includes catastrophic medical coverage, individual medical plans, small group medical plans, medical savings account plans, basic medical coverage, short-term major medical, dental, life insurance and annuities. These agents may represent multiple insurance carriers.

     4. QQLINK ELECTRONIC DISTRIBUTION. QQLink is our fully transactional online platform for Continental General's major medical and senior life and health products. QQLink, founded in late 2000, combines a traditional agent distribution system with direct online sales of insurance. Consumers are able to review and receive premium quotes and apply for insurance online, with or without the assistance of an agent. We believe that QQLink will enable agents to substantially increase the client base they serve. These agents may represent multiple insurance carriers. QQLink is 94% owned by Ceres with the remaining 6% primarily owned by 16 of our agents.

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

CUSTOMER BASE

     We had approximately 265,000 certificates and individual policies in force as of December 31, 2002, representing approximately 358,000 insureds. One association, Eagle Association, had approximately 24,200 certificate holders, or 9.1% of all our certificates and individual policies in force as of December 31, 2002. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2002 and 2001.

                                                 DECEMBER 31, 2002     DECEMBER 31, 2001
                                                 ------------------   -------------------
                                                 INDEMNITY    PPO     INDEMNITY     PPO
                                                 ---------   ------   ---------   -------
Major Medical..................................    20,654    99,116     30,096    137,224
Senior and Supplemental Products...............   101,792        --    115,259         --
                                                  -------    ------    -------    -------
     Total Health..............................   122,446    99,116    145,355    137,224
Life and Annuity Products......................    43,716        --     39,864         --
                                                  -------    ------    -------    -------
     Total.....................................   166,162    99,116    185,219    137,224
                                                  =======    ======    =======    =======

     The geographic distribution of direct and assumed premiums, before reinsurance ceded, on a statutory basis of all of our subsidiaries in 2002 and 2001 is presented in the table below. The presentation on a statutory basis differs from generally accepted accounting principles (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes.

DECEMBER 31, 2002                                                DECEMBER 31, 2001
(DOLLARS IN THOUSANDS)                                         (DOLLARS IN THOUSANDS)
---------------------------------------------      ----------------------------------------------
                                     PERCENT                                             PERCENT
STATE                      AMOUNT    OF TOTAL               STATE              AMOUNT    OF TOTAL
-----                     --------   --------               -----             --------   --------
Ohio....................  $ 94,043     13.8%       Ohio....................   $ 75,407     12.3%
Florida.................    61,567      9.0        Texas...................     58,033      9.4
Texas...................    53,474      7.8        Florida.................     54,789      8.9
Pennsylvania............    47,223      6.9        Indiana.................     36,243      5.9
Indiana.................    37,535      5.5        Pennsylvania............     32,815      5.3
Georgia.................    31,688      4.6        Georgia.................     25,875      4.2
Missouri................    24,099      3.5        Missouri................     22,816      3.7
Illinois................    23,674      3.5        Tennessee...............     21,911      3.6
Kansas..................    23,062      3.4        Illinois................     19,996      3.3
Nebraska................    22,838      3.3        Nebraska................     19,872      3.2
Other...................   264,688     38.7        Other...................    247,304     40.2
                          --------    -----                                   --------    -----
          Total.........  $683,891    100.0%               Total...........   $615,061    100.0%
                          ========    =====                                   ========    =====

PRICING AND UNDERWRITING

     Effective, consistent and accurate underwriting is a critical element of our profitability and depends on our ability to adequately predict claims liability when determining the prices for our products. Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience and competitive factors. We have adopted and follow "Ceres Standards," a guideline for the underwriting of new business. These detailed uniform underwriting procedures are designed to assess and quantify certain insurance risks before issuing individual life insurance, certain health insurance policies and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, we employ an experienced professional underwriting staff.

     In most circumstances, our pricing and underwriting decisions follow a prospective rating process. A fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs may not be able to be recovered in the current policy year. However, prior experience, in the aggregate, is considered in determining premium rates for future periods.

     Applications for insurance are reviewed on the basis of answers to application questions. Where appropriate, based on the type and amount of insurance applied for and the applicant's age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past, and where indicated, special medical tests. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, or reject the application. For some of our products, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history.

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

CLAIMS

     All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We outsource claims processing for our Central Reserve Ohio insureds and claims processing and other administrative services for the Chambers and Provident American Life's HealthEdge business to Antares Management Solutions, a division of Medical Mutual Services, which is a subsidiary of Medical Mutual of Ohio. We also outsource claims processing for the run-off business of Provident American Life and United Benefit Life to HealthPlan Services Corporation.

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

     Our business depends significantly on effective information systems. We have many different information systems for our various businesses, including the use of our third party vendors' systems. Our information systems require an ongoing commitment of significant capital and human resources to maintain and enhance existing systems and develop new systems or relationships with third party vendors in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. A significant portion of our support systems is obtained from third party vendors.

     Pursuant to an administrative services agreement with Antares Management Solutions, we outsource all information and telephone systems at our Cleveland headquarters, as well as claims processing for our Central Reserve Ohio insureds. In addition, we outsource claims processing and other administrative services for the Chambers and Provident American Life's HealthEdge business to Antares. The claims processing and other administrative services for our insurance subsidiaries, Provident American Life and United Benefit Life, prior to their termination or replacement, are outsourced to HealthPlan Services. We receive regular reports from our third party vendors that enable us to closely monitor our business on those systems.

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

     At December 31, 2002, approximately 99.0% of our invested assets were fixed maturity securities, including surplus notes. At December 31, 2002, 94.0% of our fixed maturity securities were of investment grade quality with 81.7% in securities rated A or better (typically National Association of Insurance Commissioners (NAIC) I) and 12.3% in securities rated BBB (typically NAIC II). We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.

     At December 31, 2002, our investments in mortgage-backed securities totaled $140.9 million, or 35.5% of total invested assets. We minimize the credit risk of our mortgage-backed securities by holding primarily issues of U.S. Government agencies or high-quality non-agency issuers rated AA or better. Among the agency mortgage-backed securities, which comprises 16.0% of the portfolio, the securities are comprised of pass-through securities and planned amortization class collateralized mortgage obligations. The pass-through securities primarily are invested in current market coupons that should exhibit only moderate prepayments in a declining interest rate environment, while the planned amortization class collateralized mortgage obligations provide strong average life protection over a wide range of interest rates. The non-agency mortgage-backed securities, which represent 19.5% of the portfolio, consist of commercial and jumbo residential mortgage securities. The commercial mortgage-backed securities provide very strong prepayment protection through lockout and yield maintenance provisions, while the residential mortgage-backed securities are concentrated in non-accelerating securities that have several years of principal lockout provisions.

     The amortized cost and estimated fair value of invested assets as of December 31, 2002, were as follows:

                                                           GROSS UNREALIZED
                                               AMORTIZED   -----------------   ESTIMATED
                                                 COST       GAINS    LOSSES    FAIR VALUE
                                               ---------   -------   -------   ----------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities...................  $ 14,684    $   287   $    (3)   $ 14,968
  U.S. Agencies..............................    37,502      1,411        --      38,913
  State and political subdivisions...........     1,063         15        --       1,078
  Corporate bonds............................   177,104      8,173    (1,735)    183,542
  Mortgage- and asset-backed securities......   143,923      6,761    (1,128)    149,556
                                               --------    -------   -------    --------
     Total available-for-sale................   374,276     16,647    (2,866)    388,057
Surplus notes................................     5,020        131        --       5,151
Mortgage loans...............................        52         --        --          52
Policy notes.................................     3,843         --        --       3,843
                                               --------    -------   -------    --------
     Total investments.......................  $383,191    $16,778   $(2,866)   $397,103
                                               ========    =======   =======    ========

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

     - the extent to which all claims have been reported; and

     - internal claims processing charges.

Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A deterioration, or improvement, of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change.

     The majority of Central Reserve's, Provident American Life's and United Benefit Life's reserves and liabilities for claims are for the health insurance business. The majority of Continental General's reserves and liabilities for claims are for the life and annuity and long-term care business. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not yet reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities also are impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on estimates and prior years' experience.

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

     We may from time to time need to increase our claims reserves significantly in excess of our initial estimates. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations.

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

     EXISTING ARRANGEMENTS. In the ordinary course of business, we maintain reinsurance arrangements designed to limit the maximum amount of exposure that we retain on a given policy. For ordinary and group life claims, Continental General's maximum retention is $125,000 and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, including recent reinsurance agreements, see Note M. Reinsurance Arrangements to our consolidated financial statements.

     A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. Hannover accounted for 91.7% of the total premiums ceded by our subsidiaries. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve, Provident American Life, United Benefit Life and Continental General. Our reinsurance agreements with Hannover are not cancelable or terminable by Hannover. In recent years, we have reduced our reliance on reinsurance. Our arrangements are generally for closed blocks of business which means that Hannover is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements.

     In July 2001, we implemented a program to terminate or replace the United Benefit Life and Provident American Life policies. Some policyholders in some states were offered a replacement product, HealthEdge, underwritten by Provident American Life. Through June 30, 2002, Hannover reinsured the HealthEdge product on the same basis as the reinsurance under the prior reinsurance agreements. Beginning July 1, 2002, Provident American Life retained 100% of the business and risk on the remaining HealthEdge policies in force. At the end of 2001, all other health policies of United Benefit Life and Provident American Life were terminated.

     To evaluate the claims paying ability and financial strength of Hannover, we review financial information provided to us by Hannover, and hold meetings with its management to review operations, marketing, reinsurance and financial issues. Hannover has suffered significant losses as a result of our reinsurance agreements with respect to United Benefit Life and Provident American Life.

     The total premiums ceded by our subsidiaries in 2002 to unaffiliated reinsurers amounted to $113.0 million, of which Hannover represented approximately 91.7%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $170.1 million as of December 31, 2002, of which approximately 93.6% was attributable to Hannover.

     Hannover is a subsidiary of Hannover Rueckversicherungs, a German corporation, which had assets of $29.1 billion and total stockholders' equity of $1.5 billion at December 31, 2001. Moody's has assigned Hannover Rueckversicherungs a financial strength rating of A2 (good). Hannover maintains an A (excellent) rating and Hannover Rueckversicherungs maintains an A+ (superior) rating from A.M. Best Company, Inc. and a financial strength rating of AA (rated very strong) from Standard & Poor's. Hannover's failure to pay our claims in full or on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

     Our future growth may be dependent on our ability to obtain reinsurance in the future. While we expect to continue our relationship with Hannover in the future, we will continue to identify new companies with respect to new reinsurance agreements. The amount and cost of reinsurance available to us would be subject, in large part, to prevailing market conditions beyond our control. We may be unable to obtain reinsurance in the future, if necessary, at competitive rates or at all.

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

     We face competition from a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because many of our products are marketed through independent agents, most of which represent more than one company, we compete with other companies for the marketing focus of each agent.

RATINGS

     Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. Best ratings are based on an analysis of the financial condition of the companies rated. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. In January 2003, the Best ratings of our insurance subsidiaries were affirmed. Additionally, the outlook for Central Reserve was upgraded to stable. However, Continental General's negative rating outlook remains unchanged due to the need to strengthen Continental General's capital. Central Reserve's rating is a B (fair) rating. Continental General's ratings is B+ (very good). Provident American Life's and United Benefit Life's ratings for 2001 were affirmed NR-3 (rating procedure inapplicable). This rating is defined by Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because, due to reinsurance, they both retain only a small portion of their gross premiums.

     In December 2002, Fitch maintained Continental General's BBB (good credit quality) financial strength rating with "rating watch evolving" and placed Central Reserve's BB (speculative credit quality) financial strength rating on "rating watch positive." In light of the recent statutory capitalization and strengthened balance sheet from the sale of Pyramid Life, we are hopeful that the major rating agencies will give favorable consideration to our financial ratings in 2003.

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

     INSURANCE REGULATION. We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect insureds rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, claims payment practices, form and content of financial statements, types of investments permitted, issuance and sale of stock, payment of dividends and other matters pertaining to insurance. We are required to file detailed annual statements with the state insurance regulatory bodies and are subject to periodic examination. The most recent completed regulatory examination for Central Reserve, Provident American Life and United Benefit Life was performed by the State of Ohio as of December 31, 1999. For Continental General, the examination was performed by the State of Nebraska as of December 31, 2001. State insurance departments have also periodically conducted market conduct examinations of our insurance subsidiaries.

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

     The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Ceres and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to statutory-basis capital and surplus of the insurance subsidiaries was not significant.

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

     We calculated the risk-based capital for our insurance subsidiaries as of December 31, 2002, using the applicable RBC formula. Based on these calculations, our risk-based capital levels for each of our subsidiaries, except Continental General, exceeded the levels required by regulatory authorities. Continental General's statutory capital level was below "Company Action Level" at December 31, 2002. However, after the addition of the statutory capital generated from the sale of Pyramid Life, Continental General's risk-based capital level will exceed the levels required by regulatory authorities.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2003, none of our insurance subsidiaries can pay a dividend to Ceres without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

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

     Final privacy rules adopted in 2001 require changes in the way health information is handled. The privacy regulations require most covered entities to be in compliance by April 2003. Final regulations regarding the standard formats for the transmission of health care information have also been released and require compliance by October 2003. We have implemented, and continue to implement, new procedures to comply with the privacy regulations and continue to take action to comply with the standardization regulations. The regulations will have the effect of increasing our expenses. In recent years, we also have implemented procedures to comply with the privacy standards for personal information by the Gramm-Leach-Bliley Act.

     We implemented procedures to comply with U.S. Department of Labor regulations that revise claims procedures for employee benefit plans governed by ERISA. The regulations became effective for claims filed on or after July 1, 2002 and govern the time frame for making benefit decisions for claims and appeals and for notification of claimants' rights under the regulations.

     In addition to federal regulation, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, such as requirements with respect to maternity stays, waiting period restrictions on pre-existing conditions, credit for certain prior coverage, limitations on rate increases and guaranteed renewability for small business plans and policies for individuals and limitations on association business. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential medical information. The federal privacy rule will establish minimum standards and preempt conflicting state laws that are less restrictive than HIPAA regarding health information privacy but will allow state laws that are more restrictive than HIPAA. These laws or regulations may limit our operations and our ability to control which providers are part of our networks and may hinder our ability to effectively manage utilization and costs. We are unable to predict what state reforms will be enacted or how they would affect our business.

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

     One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with physicians, hospitals and other providers. As of December 31, 2002, our largest network, First Health Group Corporation, accounted for 31.6% of our PPO certificates and policies in force. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with us, use their market position to negotiate less favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

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

EMPLOYEES

     We had approximately 846 employees at December 31, 2002. We consider our employee relations to be good. Our approximately 36,000 agents are independent contractors and not employees.

AVAILABLE INFORMATION

     Ceres Group, Inc. is a Delaware corporation. Our principal executive offices are located at 17800 Royalton Road, Strongsville, Ohio 44136 and our telephone number at that address is 440-572-2400.

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the company's website at http://www.ceresgp.com as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES

OWNED PROPERTIES (OFFICE SPACE)

LOCATION                                            SEGMENT                   SQUARE FOOTAGE
--------                                            -------                   --------------
Omaha, Nebraska.....................  Continental General -- major           61,400 square feet
                                      medical
Mission, Kansas.....................  Continental General -- senior(1)       45,000 square feet

---------------

(1) Immediately prior to the closing of the Pyramid Life sale, Continental General acquired Pyramid Life's building in Kansas. See Note F. Discontinued Operations and Subsequent Event for further information.

LEASED PROPERTIES (OFFICE SPACE)

LOCATION                                            SEGMENT                   SQUARE FOOTAGE
--------                                            -------                   --------------
Strongsville, Ohio..................  Corporate headquarters and Central    121,625 square feet
                                      Reserve -- major medical
Strongsville, Ohio..................  Additional space                       19,484 square feet
Chicago, Illinois...................  Sales office                            3,605 square feet
Dallas, Texas.......................  Sales office                            4,365 square feet

ITEM 3.   LEGAL PROCEEDINGS

     We are involved in various legal and regulatory actions occurring in the normal course of business. Based on current information, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flow of a future period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol CERG since December 1998 and under the symbol CRLC before that date. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the Nasdaq Monthly Statistical Reports. On March 25, 2003, our common stock closed at $1.73 per share.

                                                              HIGH     LOW
                                                              -----   -----
2002
     First Quarter..........................................  $4.69   $3.55
     Second Quarter.........................................   5.45    3.61
     Third Quarter..........................................   4.10    1.93
     Fourth Quarter.........................................   2.05    1.01

2001
     First Quarter..........................................  $6.88   $5.44
     Second Quarter.........................................   5.45    4.70
     Third Quarter..........................................   5.44    2.90
     Fourth Quarter.........................................   3.75    2.90

     As of March 25, 2003, we had 2,125 record holders.

     We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our credit agreement with the JPMorgan Chase, dated February 17, 1999, as amended, contains financial and other covenants that, among other matters, prohibit the payment of cash dividends on our common stock. For more information on our credit agreement with Chase, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2002, none of our direct insurance subsidiaries (Central Reserve Life and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2003, none of our direct subsidiaries can pay a dividend without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for each of the five years ended December 31, 2002, 2001, 2000, 1999, and 1998 have been derived from our audited consolidated financial statements. However, prior years 2001 and 2000 have been reclassed to reflect the sale of Pyramid Life. See Note
F. Discontinued Operations and Subsequent Event for further information. The acquisitions of Provident American Life and Continental General occurred on December 31, 1998 and February 17, 1999, respectively. These acquisitions had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and United Benefit Life (through reinsurance) for the entire period. The financial information for the years ended December 31, 2000, 2001, and 2002 includes the operations of all our subsidiaries for the entire year except for Pyramid Life (acquired in July
2000), which is presented separately as discontinued operations, as previously noted. This data should be read in conjunction with the more detailed information contained in the consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this filing.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums (net of reinsurance)...........  $540,136   $555,522   $482,382   $327,746   $154,188
Net investment income...................    24,258     25,287     24,171     21,362      7,454
Net realized gains (losses).............     2,262      2,265       (128)       107        211
Fee and other income....................    30,705     36,155     32,590     17,410      7,694
Amortization of deferred reinsurance
  gain..................................     2,843      4,958      6,093      5,468        600
                                          --------   --------   --------   --------   --------
     Total revenues.....................  $600,204   $624,187   $545,108   $372,093   $170,147
                                          ========   ========   ========   ========   ========
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................  $  2,117   $ (5,529)  $ 13,097   $ 11,704   $ (3,836)
                                          --------   --------   --------   --------   --------
Discontinued operations(1)
  Income from operations of Pyramid Life
     (less tax expense of $3,877,
     $4,513, and $1,804,
     respectively)......................     7,109      7,861      3,353         --         --
  Loss on sale of Pyramid Life (less tax
     benefit of $683)...................   (11,627)        --         --         --         --
                                          --------   --------   --------   --------   --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................    (4,518)     7,861      3,353         --         --
                                          --------   --------   --------   --------   --------
NET INCOME (LOSS).......................    (2,401)     2,332     16,450     11,704     (3,836)
Gain on repurchase of the convertible
  voting preferred stock, net of
  dividends.............................        --      2,827       (327)        --         --
                                          --------   --------   --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..........................  $ (2,401)  $  5,159   $ 16,123   $ 11,704   $ (3,836)
                                          ========   ========   ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations.................  $   0.06   $  (0.15)  $   0.84   $   0.88   $  (0.49)
  Discontinued operations(1)............     (0.13)      0.44       0.22         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (0.07)  $   0.29   $   1.06   $   0.88   $  (0.49)
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE(2):
  Continuing operations.................  $   0.06   $  (0.15)  $   0.80   $   0.77   $  (0.49)
  Discontinued operations(1)............     (0.13)      0.44       0.20         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................  $  (0.07)  $   0.29   $   1.00   $   0.77   $  (0.49)
                                          ========   ========   ========   ========   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Investments.............................  $397,103   $385,915   $338,019   $309,952   $ 89,826
Reinsurance receivable..................   170,075    217,360    233,471    263,289     41,417
Assets of Pyramid Life(1)...............   157,774    151,168    136,587         --         --
Total assets............................   887,481    947,666    880,918    717,868    180,233
Future policy benefits and claims
  payable...............................   512,003    566,608    545,339    538,732     97,113
Debt....................................    25,003     31,000     57,018     48,157      8,284
Liabilities of Pyramid Life(1)..........   102,457     93,757     86,568         --         --
Retained earnings (accumulated
  deficit)..............................    21,430     23,831     18,672      2,549     (9,155)
Stockholders' equity(3).................   167,524    156,575    103,283     44,661     35,836
Equity per share:
  After accumulated other comprehensive
     income(4)..........................      4.89       4.62       5.52       3.26       3.12
  Before accumulated other comprehensive
     income(4)..........................      4.51       4.61       5.88       4.59       3.02

---------------

(1) On December 20, 2002, we entered into a definitive agreement to sell the stock of our subsidiary, Pyramid Life, to a subsidiary of Universal American Financial Corp. The transaction closed on March 31, 2003 for a purchase price of approximately $57.5 million in cash, subject to further adjustment based on Pyramid Life's final statutory capital and surplus as of March 31, 2003. See Note F. Discontinued Operations and Subsequent Event to our consolidated financial statements for further information.

(2) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3) We received proceeds from a December 2001 public offering and private placement offerings in 2000, 1999 and 1998. For more information, see Note
    B. Equity Transactions to our consolidated financial statements.

(4) "Accumulated other comprehensive income" relates primarily to the net unrealized gain (loss) on available-for-sale securities.

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

OVERVIEW

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products to approximately 358,000 insureds through two primary business segments. The senior segment includes senior health, life and annuity products for Americans age 55 and over. The major medical segment includes major medical health insurance for individuals, families, associations and small businesses.

     Ceres' insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders and its business was substantially wound down at December 31, 2002. Provident American Life also has discontinued new sales activities and currently has approximately 3,000 active policyholders.

     Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash, subject to further adjustment based on Pyramid Life's statutory capital and surplus at March 31, 2003. For more information on the Pyramid Life sale, see "Recent Events."

CRITICAL ACCOUNTING POLICIES

     Management has identified the following items that represent our most sensitive and subjective accounting estimates that have or could have a material impact on our financial statements. These estimates required management to make assumptions about matters that were highly uncertain at the time the estimates were made. Changes to these estimates occur from period to period and may have a material impact on our financial statements. Management has discussed the development, selection and disclosure of these estimates with our Audit Committee.

     LIABILITIES FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE. The most significant accounting estimate in our consolidated financial statements is our liability for other policy claims and benefits payable.

     We recognize claim costs in the period the service was provided to our insureds. However, claim costs incurred in a particular period are not known with certainty until after we receive, process and pay the claim. The receipt and payment date of claims may lag significantly from the date the service was provided. Consequently, we must estimate our liabilities for claims that are incurred but not yet paid.

     Liabilities for unpaid claims are based on an estimation process that is complex and uses information obtained from both company specific and industry data, as well as general economic information. These estimates are developed using actuarial methods based upon historical data for payment patterns, medical inflation, product mix, seasonality, utilization of health care services and other relevant factors. The amount recorded for unpaid claims liabilities is sensitive to judgments and assumptions made in the estimation process. The most significant assumptions used in the estimation process include determining utilization and inflation trends, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of claims submission patterns from providers, changes in our speed of processing claims and expected costs to settle unpaid claims.

     Actual conditions could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our statement of operations for a particular period under different conditions or using different assumptions. As is common in the health insurance industry, we believe that actual results may vary within a reasonable range of possible outcomes. Management believes that our reasonable range of actual outcomes may vary up to 10% to 15% of the total liabilities for other policy claims and benefits payable recorded at the end of a period.

     Note L. Liabilities for Other Policy Claims and Benefits Payable to our audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense, as well as adjustments to prior year estimated accruals.

     Management considered the unfavorable claims experience in recent periods when it established its liabilities for unpaid claims at December 31, 2002. Management believes that the recorded liabilities for unpaid claims at December 31, 2002 is within a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover our liabilities for unpaid claims as of December 31, 2002.

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

     We evaluate the recoverability of our deferred acquisition costs on a quarterly basis. The recoverability of our deferred acquisition costs is sensitive to judgments and assumptions made in projecting future cash flows on our various blocks of business. The most significant assumptions are claim cost trends, magnitude of rate increases, lapsation and persistency, and mortality.

     During 2002 and 2001, we wrote off $4.2 million and $6.7 million, respectively, of deferred acquisition costs associated with major medical business in certain states due to the continuing unprofitability of the business in that state or in which we terminated the in force policies due to continued operating losses.

     Management and our independent outside consultants believe the amount of deferred acquisition costs as of December 31, 2002 is recoverable.

OTHER ACCOUNTING POLICIES AND INSURANCE BUSINESS FACTORS

     Our results of operations are effected by the following accounting and insurance business factors:

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2002, goodwill was $10.7 million and represented approximately 1.2% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2002, our other intangible assets consisted of $3.6 million in licenses, or 0.4% of our total assets.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board, or FASB, which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we, together with our independent consultants, completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis and analysis prepared by independent consultants indicated that no reduction of goodwill and licenses was required.

     LONG-LIVED ASSETS. Property and intangible assets are reviewed for possible impairment when events indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

     VALUE OF BUSINESS ACQUIRED. A portion of the purchase price paid for Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense, and if the current estimate is higher than the existing asset balance, the difference will emerge into profits as earned.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.5% for Continental General is credited to the unamortized balance. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6.0% for Continental General, the market rate at the time of acquisition.

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

     LAPSATION AND PERSISTENCY. Other factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies and certificates in force. Lapsation is the termination of a policy for nonrenewal and, pursuant to our practice, is automatic if and when premiums become more than 31 days overdue, however, policies may be reinstated, if approved, within six months after the policy lapses. Persistency represents the percentage of total certificates in force at the end of a period less any newly-issued certificates divided by the total certificates in force at the beginning of the period.

     Policies renew or lapse for a variety of reasons, due both to internal and external causes. We believe that our efforts to address any concerns or questions of our insureds in an expedient fashion help to ensure ongoing policy renewal. We work closely with our licensed agents, who play an integral role in obtaining policy renewals and communicating with our insureds.

     EXTERNAL FACTORS ALSO CONTRIBUTE TO POLICY RENEWAL OR LAPSATION. Economic cycles can influence an insured's ability to continue to pay insurance premiums when due. New government initiatives have raised public awareness of the escalating costs of healthcare, which we believe boosts new sales and promotes renewal payments.

     Lapsation and persistency may positively or adversely impact future earnings. Higher persistency generally results in higher renewal premium. However, higher persistency may lead to increased claims in future periods. Additionally, increased lapsation can result in reduced premium collection, accelerated amortization of deferred acquisition cost and anti-selection of higher-risk insureds.

     REINSURANCE. Consistent with the general practice of the insurance industry, we reinsure portions of the coverage by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. We also have assumed risk on a "quota share" basis from other insurance companies. Our results of operations are presented net of reinsurance.

     LIABILITIES FOR LITIGATION. We are involved in various litigation and regulatory actions. Such actions typically involve disputes over policy coverage and benefits, but may also relate to premium rates, agent and employment related issues, regulatory compliance and market conduct, contractual relationships and other matters. These disputes are resolved by settlement, dismissal or upon a decision rendered by a judge, jury or regulatory official.

     In determining the amount to be recorded as a litigation reserve, judgments are generally made by management, in consultation with legal counsel and other experts both within and outside the company, on a case-by-case basis based on the facts and the merits of the case, the general litigation and regulatory environment of the originating state, our past experience with outcomes of cases in particular jurisdictions, historical results of similar cases and other relevant factors. We closely monitor and evaluate developments and emerging facts of each case to determine the reasonableness of judgments and assumptions on which litigation reserves are based. Such assumptions relate to matters that are highly uncertain. Estimates could be made based on other reasonable assumptions or judgments that would differ materially from those estimates recorded. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable. Our evaluation of the likely outcome of these actions and the resulting estimate of the potential liability are subject to periodic adjustments that may have a material impact on our financial condition and results of operations of a future period.

     Inherent uncertainties surround legal proceedings and actual results could differ materially from those assumed in estimating the liabilities. The possibility exists that a decision could be rendered against us, and, in some circumstances, include punitive or other damage awards in excess of amounts reserved, that may have a material impact on our financial condition, results of operations or cash flow of a future period.

     INSURANCE. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors' and officers' liability, workers' compensation, vehicle liability and employee-related healthcare benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Over the past couple of years, the cost and availability of commercial insurance as a result of significant changes in the insurance market have impacted our insurance coverages. We have renewed most of our insurance policies for 2003, although at additional premium cost and with increased exposure to losses. Other policies are up for renewal in mid-2003. We may not be successful in obtaining coverage on terms favorable to us or at all.

RESULTS OF OPERATIONS

     We have three reportable segments:

     - medical -- includes catastrophic and comprehensive major medical plans;

     - senior and other -- includes Medicare supplement, long-term care, dental, life insurance and annuities; and

     - corporate and other -- includes primarily interest income, interest expense and corporate expenses of the holding company.

     All of our acquisitions were accounted for using the purchase method of accounting. The acquisitions of Provident American Life and Continental General had no impact on our results of operations in 1998. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and of Provident American Life for the entire year. The financial information for the years ended December 31, 2002 and 2001 include the operation of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale as of December 31, 2002, and was measured at its fair value less cost to sell. Therefore, the financial information for the years ended December 31, 2002, 2001 and 2000 excludes the operations of Pyramid Life for all periods presented and the $11.6 million net charge in the fourth quarter of 2002 related to the sale (each except where specifically noted). Financial data for 2001 and 2000 has been reclassified to reflect the sale of Pyramid Life. The net assets, results of operations, and cash flows of Pyramid Life have been reported separately as discontinued operations of a subsidiary in our consolidated financial statements for all periods presented. See Note F. Discontinued Operations and Subsequent Event to our consolidated financial statements for further information.

RECENT EVENTS

     Effective March 31, 2003, we sold our subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash, subject to further adjustment based on Pyramid Life's statutory capital and surplus as of March 31, 2003. Net proceeds of the sale were used as follows: (1) $10.0 million to repay a portion of our bank debt, and (2) the remainder to strengthen the statutory capital of Continental General.

     Immediately prior to the closing of the sale, Continental General acquired Pyramid Life's Kansas City building and personal property and retained most of its employees. Continental General will continue to administer its senior health business out of the Kansas City location, as well as continue to administer Pyramid Life's business during a six to 18 month transition period. Immediately prior to the closing, Continental General also reinsured a small block of certain life insurance policies of Pyramid Life.

     After the transaction, Continental General has approximately $55.0 million in statutory capital and surplus with a risk based capital ratio in excess of 350%, an increase of approximately $21.0 million from December 31, 2002. In addition, after the transaction, we have $13.7 million in outstanding bank debt compared to $25.0 million at year end.

     At December 31, 2002, Pyramid Life had assets of $157.8 million, net premiums of $98.0 million, net revenues of $104.8 million and net income from operations of $7.1 million.

  2002 COMPARED TO 2001

                                                                                        INCREASE (DECREASE)
                                                   % OF                      % OF       FROM PREVIOUS YEAR
                                               CONSOLIDATED              CONSOLIDATED   -------------------
                                      2002       REVENUES       2001       REVENUES      DOLLARS       %
                                    --------   ------------   --------   ------------   ---------   -------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
     Medical......................  $370,029       61.7%      $402,214       64.4%      $(32,185)     (8.0)%
     Senior and other.............   170,107       28.3        153,308       24.6         16,799      11.0
                                    --------      -----       --------      -----       --------
          Total...................   540,136       90.0        555,522       89.0        (15,386)     (2.8)
Net investment income.............    24,258        4.0         25,287        4.0         (1,029)     (4.1)
Net realized gains................     2,262        0.4          2,265        0.4             (3)     (0.1)
Fee and other income..............    30,705        5.1         36,155        5.8         (5,450)    (15.1)
Amortization of deferred
  reinsurance gain................     2,843        0.5          4,958        0.8         (2,115)    (42.7)
                                    --------      -----       --------      -----       --------
          Consolidated revenues...   600,204      100.0        624,187      100.0        (23,983)     (3.8)
                                    --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
     Medical......................   291,789       48.6        328,803       52.7        (37,014)    (11.3)
     Senior and other.............   129,235       21.5        115,040       18.4         14,195      12.3
                                    --------      -----       --------      -----       --------
          Total...................   421,024       70.1        443,843       71.1        (22,819)     (5.1)
Selling, general and
  administrative expenses.........   175,232       29.2        197,008       31.6        (21,776)    (11.1)
Net (deferral) amortization and
  change in acquisition costs and
  value of business acquired......    (3,845)      (0.6)       (21,718)      (3.4)        17,873      82.3
Amortization of goodwill..........        --         --            672        0.1           (672)   (100.0)
Interest expense and financing
  costs...........................     2,001        0.3          4,679        0.7         (2,678)    (57.2)
Special charges...................     2,381        0.4          7,097        1.1         (4,716)    (66.5)
                                    --------      -----       --------      -----       --------
                                     596,793       99.4        631,581      101.2        (34,788)     (5.5)
                                    --------      -----       --------      -----       --------
Income (loss) from continuing
  operations before federal income
  taxes, minority interest, and
  preferred stock transactions....     3,411        0.6         (7,394)      (1.2)        10,805     146.1
Federal income tax expense
  (benefit).......................     1,343        0.2         (1,810)      (0.3)         3,153     174.2
                                    --------      -----       --------      -----       --------
Income (loss) from continuing
  operations after tax, before
  minority interest and preferred
  stock transactions..............     2,068        0.4         (5,584)      (0.9)         7,652     137.0
Minority interest.................       (49)        --            (55)        --              6      10.9
                                    --------      -----       --------      -----       --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS......................     2,117        0.4         (5,529)      (0.9)         7,646     138.3
                                    --------      -----       --------      -----       --------
Discontinued operations:
  Income from operations of
     Pyramid Life, net of tax.....     7,109        1.1          7,861        1.3           (752)     (9.6)
  Loss on sale of Pyramid Life,
     net of tax...................   (11,627)      (1.9)            --         --        (11,627)      N/M
                                    --------      -----       --------      -----       --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS......................    (4,518)      (0.8)         7,861        1.3        (12,379)   (157.5)
                                    --------      -----       --------      -----       --------
NET INCOME (LOSS).................    (2,401)      (0.4)         2,332        0.4         (4,733)   (203.0)
Gain on repurchase of the
  convertible voting preferred
  stock, net of dividends.........        --         --          2,827        0.4         (2,827)   (100.0)
                                    --------      -----       --------      -----       --------
NET INCOME (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS.............  $ (2,401)      (0.4)%     $  5,159        0.8%      $ (7,560)   (146.5)
                                    ========      =====       ========      =====       ========
BASIC EARNINGS (LOSS) PER
  SHARE:..........................  $  (0.07)                 $   0.29                  $  (0.36)   (124.1)
DILUTED EARNINGS (LOSS) PER
  SHARE:..........................  $  (0.07)                 $   0.29                  $  (0.36)   (124.1)

---------------

N/M = not meaningful

  NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2002, total net premiums were $540.1 million, a decrease of 2.8%, from $555.5 million for 2001.

     MEDICAL

     Medical premiums for 2002 were $370.0 million compared to $402.2 million for 2001, a decrease of 8.0%. The decrease in medical premiums was primarily the result of a 28% decrease in major medical certificates in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states, offset by the increase in new and renewal premiums averaging 20% to 30%.

     SENIOR AND OTHER

     Senior and other premiums were $170.1 million for 2002 compared to $153.3 million for 2001, an increase of 11.0%. The increase in senior and other premiums was primarily the result of premium rate increases averaging 10% to 12% on business in force.

  OTHER REVENUES

     Net investment income was $24.3 million for 2002 compared to $25.3 million for 2001, a decrease of 4.1%, due primarily to lower interest rates.

     Net realized gains were $2.3 million for 2002 and 2001. Realized gains were primarily a result of the sale of corporate bonds, which reduced the corporate bond sector. Cash was reinvested in agency backed planned amortization class mortgage securities, thirty year pass-throughs, and U.S. Government Agency bonds. Gains in 2002 were partially offset by the write-down for other-than-temporary impairment of $0.9 million on bonds held in WorldCom. Additionally, Pyramid Life had a $0.8 million write-down for other-than-temporary impairment on bonds held in WorldCom, which is reflected in discontinued operations.

     Fee and other income decreased to $30.7 million for 2002 compared to $36.2 million for 2001, a decrease of 15.1%. This decrease was primarily attributable to a smaller volume of business in force in the medical segment due to the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $2.8 million for 2002 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $11.0 million at December 31, 2002 was accounted for as a deferred reinsurance gain on the consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $5.0 million for 2001 as a result of lower amortization due to diminishing levels of in force certificates.

  BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $421.0 million for 2002 compared to $443.8 million for 2001, a decrease of 5.1%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $291.8 million for 2002 compared to $328.8 million for 2001, a decrease of 11.3%. The decrease was primarily the result of a smaller volume of business in force due to the termination or replacement program, cancellation of other medical business as previously mentioned. The medical loss ratio was 78.9% for 2002 compared to 81.7% for 2001. The medical loss ratio decreased due to the termination or replacement program and the cancellation of business in poor performing markets, as well as, pricing increases and benefit changes to keep pace with medical inflation. However, the decrease was partially offset by a higher severity of claims than anticipated in the December 31, 2001 claim inventory.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses were $129.2 million for 2002 compared to $115.0 million for 2001, an increase of 12.3%. The increase was a result of additional claims and benefits paid on a larger volume of business in force and reserve strengthening of $2.5 million on a block of long-term care business. The senior and other loss ratio increased to 76.0% for 2002 compared to 75.0% for 2001, primarily due to higher than anticipated long-term care benefits.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $175.2 million in 2002 compared to $197.0 million in 2001, a decrease of 11.1%. Commissions decreased $19.9 million and other operating expenses decreased $19.4 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $17.5 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses have decreased to 29.2% in 2002 compared to 31.6% in 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $3.8 million for 2002 compared to a net deferral of $21.7 million for 2001. The decrease in the net deferral was primarily attributable to lower capitalization of DAC due to decreases in new business sales and a $1.3 million increase in the amortization of VOBA. The Company also wrote-off $4.2 million in DAC in 2002 compared to $6.7 million in 2001 due to the unprofitability of the major medical business in certain states.

     Interest expense and financing costs decreased to $2.0 million in 2002 compared to $4.7 million in 2001 as a result of a decrease in outstanding debt and declining interest rates.

     The special charge for 2002 represented a pre-tax non-recurring charge of $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the retirement of Peter W. Nauert, our former CEO. See Note P. Special Charges to our consolidated financial statements for further information. Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life. The DAC asset was written off due to the planned termination of this business.

     Federal income tax expense was $1.3 million, or 39.4% of the income before federal taxes, for 2002. In 2001, a federal income tax benefit was established of $1.8 million, or 24.5% of the loss before federal taxes. The higher effective tax rate in 2002 was primarily due to changes in pre-tax income (loss) in relation to permanent differences. Specifically, the 50% elimination on meals and entertainment expenses and certain other non-deductible expenses.

     Income from continuing operations was $2.1 million, or $0.06 per share, for 2002 compared to a loss of $5.5 million, or $0.31 per share, for 2001. Income from the operations of Pyramid Life (classified as discontinued operations) was $7.1 million, or $0.21 per share, for 2002 compared to $7.9 million, or $0.44 per share, for 2001. Therefore, income including continuing and discontinued operations (excluding loss on sale of Pyramid Life) for 2002 was $9.2 million, or $0.27 per share, compared to $2.3 million, or $0.13 per share, for 2001. The loss on the sale of Pyramid Life recorded in the fourth quarter of 2002 was $11.6 million, or $0.34 per share. As a result of the foregoing, for 2002, net loss attributable to common stockholders was $2.4 million, or $0.07 basic and diluted loss per share of common stock, compared to net income attributable to common stockholders of $5.2 million, or $0.29 basic and diluted income per share of common stock, for 2001.

     2001 COMPARED TO 2000

                                                                                               INCREASE
                                                                                            (DECREASE) FROM
                                                      % OF                      % OF         PREVIOUS YEAR
                                                  CONSOLIDATED              CONSOLIDATED   -----------------
                                         2001       REVENUES       2000       REVENUES     DOLLARS      %
                                       --------   ------------   --------   ------------   --------   ------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
    Medical..........................  $402,214       64.4%      $372,816       68.4%      $ 29,398     7.9%
    Senior and other.................   153,308       24.6        109,566       20.1         43,742     39.9
                                       --------      -----       --------      -----       --------
      Total..........................   555,522       89.0        482,382       88.5         73,140     15.2
Net investment income................    25,287        4.0         24,171        4.4          1,116      4.6
Net realized gains (losses)..........     2,265        0.4           (128)        --          2,393      N/M
Fee and other income.................    36,155        5.8         32,590        6.0          3,565     10.9
Amortization of deferred reinsurance
  gain...............................     4,958        0.8          6,093        1.1         (1,135)   (18.6)
                                       --------      -----       --------      -----       --------
      Consolidated revenues..........   624,187      100.0        545,108      100.0         79,079     14.5
                                       --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
    Medical..........................   328,803       52.7        286,387       52.5         42,416     14.8
    Senior and other.................   115,040       18.4         84,174       15.5         30,866     36.7
                                       --------      -----       --------      -----       --------
      Total..........................   443,843       71.1        370,561       68.0         73,282     19.8
Selling, general and administrative
  expenses...........................   197,008       31.6        176,434       32.3         20,574     11.7
Net (deferral) amortization and
  change in acquisition costs and
  value of business acquired.........   (21,718)      (3.4)       (27,991)      (5.1)         6,273     22.4
Amortization of goodwill.............       672        0.1            891        0.2           (219)   (24.6)
Interest expense and financing
  costs..............................     4,679        0.7          5,566        1.0           (887)   (15.9)
Special charges......................     7,097        1.1             --         --          7,097      N/M
                                       --------      -----       --------      -----       --------
                                        631,581      101.2        525,461       96.4        106,120     20.2
                                       --------      -----       --------      -----       --------
Income (loss) from continuing
  operations before federal income
  taxes, minority interest, and
  preferred stock transactions.......    (7,394)      (1.2)        19,647        3.6        (27,041)  (137.6)
Federal income tax expense
  (benefit)..........................    (1,810)      (0.3)         6,576        1.2         (8,386)  (127.5)
                                       --------      -----       --------      -----       --------
Income (loss) from continuing
  operations after tax, before
  minority interest and preferred
  stock transactions.................    (5,584)      (0.9)        13,071        2.4        (18,655)  (142.7)
Minority interest....................       (55)        --            (26)        --            (29)  (111.5)
                                       --------      -----       --------      -----       --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS.........................    (5,529)      (0.9)        13,097        2.4        (18,626)  (142.2)
                                       --------      -----       --------      -----       --------
Discontinued operations:
  Income from operations of Pyramid
    Life, net of tax.................     7,861        1.3          3,353        0.6          4,508    134.4
                                       --------      -----       --------      -----       --------
INCOME FROM DISCONTINUED
  OPERATIONS.........................     7,861        1.3          3,353        0.6          4,508    134.4
                                       --------      -----       --------      -----       --------
NET INCOME...........................     2,332        0.4         16,450        3.0        (14,118)   (85.8)
Gain on repurchase of the convertible
  voting preferred stock, net of
  dividends..........................     2,827        0.4           (327)        --          3,154      N/M
                                       --------      -----       --------      -----       --------
NET INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS.......................  $  5,159        0.8%      $ 16,123        3.0%      $(10,964)   (68.0)
                                       ========      =====       ========      =====       ========
BASIC EARNINGS PER SHARE:............  $   0.29                  $   1.06                  $  (0.77)   (72.6)
DILUTED EARNINGS PER SHARE:..........  $   0.29                  $   1.00                  $  (0.71)   (71.0)

---------------

N/M = not meaningful

  NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2001, total net premiums were $555.5 million, an increase of 15.2%, from $482.4 million for 2000.

     Medical premiums for 2001 were $402.2 million compared to $372.8 million for 2000, an increase of 7.9%. The increase in medical premiums was primarily the result of new sales, premium rate increases and reduced premiums ceded under reinsurance agreements. This increase was offset by our decision to terminate or replace the policies at United Benefit Life and Provident American Life and the cancellation of other medical business in certain states.

     Senior and other premiums were $153.3 million for 2001 compared to $109.6 million for 2000, an increase of 39.9%. The increase in senior and other premiums was primarily the result of increased Medicare supplement sales and premium rate increases.

  OTHER REVENUES

     Net investment income increased to $25.3 million for 2001 from $24.2 million for 2000, an increase of 4.6%, due primarily to a higher investment base.

     Net realized gains (losses) increased to $2.3 million for 2001 from a net realized loss of $0.1 million for 2000 as a result of the sale of 30-year mortgage pass-through securities which reduced prepayment risk, and the sale of callable agency bonds which reduced call risk. Portfolio durations were also shortened to reduce the impact on bond values in a potentially rising interest rate environment. Cash was reinvested in corporate bonds and planned amortization class non-agency mortgage securities, which provide average life protection in a fluctuating interest rate environment. These gains were marginally offset by the write-down for other than temporary impairment of $0.8 million recorded on the two commercial collateralized, mortgage-backed bonds with leasehold interests in the World Trade Center complex, most of which was destroyed by terrorists on September 11, 2001. No default has occurred on contractual payments for these securities.

     Fee and other income increased to $36.2 million for 2001 compared to $32.6 million for 2000, an increase of 10.9%. This net increase was attributable to new administrative fees introduced at Continental General in May 2000, fees received on a larger volume of business in force and partially offset by the United Benefit Life and Provident American Life termination or replacement program and the cancellation of other medical business in certain states.

     The amortization of deferred reinsurance gain of $5.0 million for 2001 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $13.9 million at December 31, 2001 was accounted for as a deferred reinsurance gain on the consolidated balance sheet.

  BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses increased to $443.8 million for 2001 compared to $370.6 million for 2000, an increase of 19.8%.

     Medical benefits, claims, losses and settlement expenses were $328.8 million for 2001 compared to $286.4 million for 2000, an increase of 14.8%. The increase was a result of higher than anticipated benefit utilization in 2001 versus 2000 in the medical segment related to increased costs of services, greater utilization of medical services and greatly increased expenditures on prescription drugs, and a larger volume of business in force. Additionally, for these same reasons, a $17.0 million deficiency in 2000 reserves emerged in 2001. The medical loss ratio was 81.7% for 2001 compared to 76.8% for 2000. The increase was due to the above mentioned items.

     Senior and other benefits, claims, losses and settlement expenses were $115.0 million for 2001 compared to $84.2 million for 2000, an increase of 36.7%. The increase was a result of claims and benefits paid on a larger volume of business in force. The senior and other loss ratio decreased to 75.0% for 2001 compared to 76.8% for 2000, primarily attributable to increased volume of new premiums and lower benefit utilization.

  OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses increased to $197.0 million in 2001 compared to $176.4 million in 2000, an increase of 11.7%. The increase in selling, general and administrative expenses represented a $5.4 million decrease in commissions, a $5.5 million increase in other operating and reinsurance expenses attributable to our increased business base, and reduced reinsurance allowances of $20.5 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses have decreased to 31.6% in 2001 compared to 32.3% in 2000.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $21.7 million for 2001 compared to a net deferral of $28.0 million for 2000. The decrease was primarily attributable to the write-off of DAC of approximately $6.7 million in six states due to the continuing unprofitability of the major medical business in those states.

     Interest expense and financing costs decreased to $4.7 million in 2001 compared to $5.6 million in 2000 as a result of lower interest rates and lower debt outstanding.

     Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life. See Note P. Special Charges to our consolidated financial statements for further information. The DAC asset was written off due to the planned termination of the business.

     A federal income tax benefit of $1.8 million, or 24.5% of the loss before federal taxes, was established for 2001. The 2000 effective rate was 33.5%. The decrease in the effective tax rate resulted from changes in pre-tax income
(loss) in relation to permanent differences. Specifically, the 50% elimination on meals and entertainment expenses and certain other non-deductible expenses.

     As a result of the foregoing, for 2001, net income was $2.3 million and net income attributable to common stockholders was $5.2 million, or $0.29 basic and diluted earnings per share of common stock, compared to net income of $16.5 million and net income attributable to common stockholders was $16.1 million, or $1.06 basic and $1.00 diluted earnings per share of common stock, for 2000. Excluding the United Benefit Life and Provident American Life operating losses and special charges, net income attributable to common stockholders would have been $17.9 million, or $1.00 per diluted share, for 2001.

  LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts. Net cash used in operating activities in 2002 was $17.6 million due primarily to the funding of a $17.3 million reinsurance trust established at December 31, 2001 and a significant reduction in the major medical claim inventory during 2002.

     Assets decreased 6.4% to $887.5 million (including $157.8 million for Pyramid Life) at December 31, 2002 from $947.7 million at December 31, 2001. Assets of $397.1 million, or 44.7% of the total assets, were in investments at December 31, 2002. Fixed maturities, our primary investment, were $388.1 million, or 97.7% of total investments, at December 31, 2002. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at December 31, 2002.

     Approximately 94.0% of our bonds were of investment grade quality at December 31, 2002. In addition to the fixed maturities, we also had $32.1 million in cash and cash equivalents of which, $7.7 million was restricted at December 31, 2002.

     The total reinsurance receivable was $170.1 million at December 31, 2002. Of this amount, $153.9 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves. Additionally, total reinsurance receivable includes a $7.1 million receivable for investments held in trust under a commuted reinsurance agreement.

     The total policy liabilities and benefits accrued were 71.1% of the total liabilities at December 31, 2002 compared to 71.6% at December 31, 2001.

     CREDIT AGREEMENT. To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan
Bank) as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, this credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver agreement. The terms of this amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement.

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At December 31, 2002, the interest rate on our tranche A term loan balance of $16.0 million was 4.9% per annum and our $9.0 million CIT tranche B term loan was 5.4% per annum.

     The credit agreement, as amended, contains financial and other covenants that among other things:

     - prohibit the payment of cash dividends on, or the repurchase of, shares of our common stock;

     - restrict the creation of liens and sales of assets;

     - requires us to repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans; and

     - require that we, at a minimum, maintain:

          - a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

          - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

          - a risk-based capital (RBC) ratio at year end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action level;

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

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

     - permits the sale of Pyramid Life;

     - requires $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

     - waives the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

     - excludes intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

     - increases the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

     - restructured the tranche A term loan debt payments as follows: quarterly principal payments of $547,000 through November 17, 2003, $509,000 through November 17, 2004, and a payment of approximately $5,040,000 on February 17, 2005; and

     - restructured the tranche B term loan debt payments as follows: quarterly principal payments of $223,000 through December 17, 2003, $216,000 on March 17, 2004, $412,000 through December 17, 2004, $434,000 on March 17,
       2005, and $820,000 through December 17, 2005.

     We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than normal operating leases.

     The following schedule summarizes current and future contractual obligations as of December 31, 2002:

                                                               PAYMENTS DUE BY YEAR
                                               -----------------------------------------------------
                                                         LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                        -------   ---------   ---------   ---------   -------
                                                                  (IN THOUSANDS)
Long-term debt...............................  $25,003    $5,080      $18,723     $1,200     $    --
Operating leases.............................   29,697     3,197        5,084      4,028      17,388
                                               -------    ------      -------     ------     -------
  Total contractual obligations..............  $54,700    $8,277      $23,807     $5,228     $17,388
                                               =======    ======      =======     ======     =======

     The following schedule summarizes current and future contractual obligations as of December 31, 2002 after giving effect to the March 31, 2003 $10.0 million partial pay down of our long-term debt:

                                                               PAYMENTS DUE BY YEAR
                                               -----------------------------------------------------
                                                         LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                        -------   ---------   ---------   ---------   -------
                                                                  (IN THOUSANDS)
Long-term debt...............................  $15,003    $3,580      $11,423     $   --     $    --
Operating leases.............................   29,697     3,197        5,084      4,028      17,388
                                               -------    ------      -------     ------     -------
  Total contractual obligations..............  $44,700    $6,777      $16,507     $4,028     $17,388
                                               =======    ======      =======     ======     =======

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At December 31, 2002, we were in compliance with our credit agreement, as amended or waived.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees charged primarily on our major medical business. As that business declines, fee income declines. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of our insurance subsidiaries (Central Reserve and Continental General) can pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

  NET OPERATING LOSS CARRYFORWARD

     At December 31, 2002, we had a tax net operating loss, or NOL, carryforward of approximately $21.7 million for federal income tax purposes, which expires through 2015. Changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an "ownership change" as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $21.7 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     We determine a valuation allowance of our deferred tax asset based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2002 and 2001, estimates were made as to the potential financial impact of recent NOLs and our financial condition.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS FROM CONTINUING OPERATIONS

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the last three years attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums...........................................  $370,029   $402,214   $372,816
     Investment income, realized gains (losses).............     8,511     11,644      9,014
     Other income...........................................    30,481     37,772     36,086
                                                              --------   --------   --------
                                                               409,021    451,630    417,916
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   291,789    328,803    286,387
     Other operating expenses...............................   123,183    129,382    121,991
     Special charges........................................        --      7,097         --
                                                              --------   --------   --------
                                                               414,972    465,282    408,378
                                                              --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock transactions.....  $ (5,951)  $(13,652)  $  9,538
                                                              ========   ========   ========

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
SENIOR AND OTHER
  Revenues
     Net premiums...........................................  $170,107   $153,308   $109,566
     Investment income, realized gains (losses).............    17,566     15,285     14,508
     Other income...........................................     3,067      3,341      2,597
                                                              --------   --------   --------
                                                               190,740    171,934    126,671
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   129,235    115,040     84,174
     Other operating expenses...............................    46,637     43,316     25,324
                                                              --------   --------   --------
                                                               175,872    158,356    109,498
                                                              --------   --------   --------
  Segment profit before federal income taxes, minority
     interest and preferred stock transactions..............  $ 14,868   $ 13,578   $ 17,173
                                                              ========   ========   ========
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains (losses).............  $    443   $    623   $    521
                                                              --------   --------   --------
  Expenses
     Interest and financing expenses........................     2,001      4,679      5,566
     Other operating expenses...............................     1,567      3,264      2,019
     Special charges........................................     2,381         --         --
                                                              --------   --------   --------
                                                                 5,949      7,943      7,585
                                                              --------   --------   --------
  Segment loss before federal income taxes, minority
     interest and preferred stock transactions..............  $ (5,506)  $ (7,320)  $ (7,064)
                                                              ========   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL
  INCOME TAXES, MINORITY INTEREST AND PREFERRED STOCK
  TRANSACTIONS..............................................  $  3,411   $ (7,394)  $ 19,647
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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies' operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company's state of domicile. For example, states have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2002, our risk-based capital levels for each of our insurance subsidiaries, except for Continental General, exceeded the levels required by regulatory authorities. Continental General's statutory capital level was below "Company Action Level" at December 31, 2002. However, after the addition of the capital generated from the sale of Pyramid Life, Continental General's risk-based capital level exceeded the levels required by regulatory authorities.

     Investment Impairment Risk is the risk that all amounts due (both principal and interest) on our fixed maturity investments will not be collected according to the security's contractual terms. We attempt to minimize this risk by adhering to a conservative investment strategy. With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers within the investment parameters established by the company.

     Our external investment managers prepare a monthly investment surveillance list to analyze our fixed maturity portfolio for potential other-than-temporary impairment. The following factors are reviewed for inclusion on our surveillance list:

     - debt downgrades or other events that adversely affects an investee's access to, or cost of, financing;

     - negative economic factors and conditions specific to the issuers industry;

     - adverse changes in the regulatory environment specific to the issuers industry;

     - all spread changes exceeding 50 basis points; or

     - corporate bond prices that move more then 10% over the past week, 20% over the past month, or 30% over the past three months.

     All of our fixed maturity investments are reported at fair market value at December 31, 2002. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at December 31, 2002 were $10.1 million and $8.3 million, respectively.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $13.6 million after-tax at December 31, 2002. This amount represents approximately 8.1% of our stockholders' equity at such date.

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

     - the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

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

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. We anticipate that the adoption of this standard will not have a material effect on our results of operations, financial position or liquidity.

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

     The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, require any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item to be reclassified. The adoption of SFAS No. 145 on May 15, 2002 did not have a material effect on our results of operations, financial position or liquidity.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
Report of Independent Auditors..............................    42

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    43
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    44
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............    45
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    46
Notes to Consolidated Financial Statements for the years
  ended December 31, 2002, 2001 and 2000....................    47

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Condensed Financial Information of
  Registrant - Ceres Group, Inc.
  (Parent Only).............................................    81
Schedule III -- Supplemental Insurance Information..........    84
Schedule IV -- Reinsurance..................................    85

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the information presented in the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of Ceres Group's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceres Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As described in Notes A, F and J, Ceres Group adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets,and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.

                                                               Ernst & Young LLP

Cleveland, Ohio
March 4, 2003, except for
  Notes A, F, and O as to which
  the date is March 31, 2003

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2002       2001
                                                              --------   --------
ASSETS
Investments
  Fixed maturities available-for-sale, at fair value........  $388,057   $376,969
  Surplus notes.............................................     5,151      5,211
  Policy and mortgage loans.................................     3,895      3,735
                                                              --------   --------
     Total investments -- Note D............................   397,103    385,915
Cash and cash equivalents (of which $7,703 and $9,881 is
  restricted, respectively) -- Note D.......................    32,118     68,506
Accrued investment income...................................     5,236      5,809
Premiums receivable.........................................     4,810      4,986
Reinsurance receivable -- Note M............................   170,075    217,360
Property and equipment, net -- Note E.......................     5,387      6,240
Assets of Pyramid Life -- Note F............................   157,774    151,168
Deferred acquisition costs -- Note H........................    74,891     68,934
Value of business acquired -- Note I........................    16,084     17,910
Goodwill -- Note J..........................................    10,657     14,243
Licenses -- Note J..........................................     3,586         --
Other assets................................................     9,760      6,595
                                                              --------   --------
       TOTAL ASSETS.........................................  $887,481   $947,666
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
  Future policy benefits, losses and claims.................  $327,385   $342,757
  Unearned premiums.........................................    36,680     37,068
  Other policy claims and benefits payable -- Note L........   147,938    186,783
                                                              --------   --------
                                                               512,003    566,608
Deferred reinsurance gain -- Note M.........................    11,037     13,881
Other policyholders' funds..................................    23,610     28,659
Debt -- Note O..............................................    25,003     31,000
Liabilities of Pyramid Life -- Note F.......................   102,457     93,757
Deferred federal income taxes payable -- Note K.............    11,746        453
Other liabilities...........................................    34,101     56,733
                                                              --------   --------
     TOTAL LIABILITIES......................................   719,957    791,091
                                                              --------   --------
Stockholders' equity
  Non-voting preferred stock, $.001 par value, 1,900,000
     shares authorized, none issued -- Note R...............        --         --
  Convertible voting preferred stock, $.001 par value, at
     stated value, 100,000 shares authorized, none issued -
     Notes B and R..........................................        --         --
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 34,232,610 and 33,857,895 shares issued and
     outstanding, respectively -- Note B....................        34         34
  Additional paid-in capital................................   133,052    132,061
  Retained earnings.........................................    21,430     23,831
  Accumulated other comprehensive income....................    13,008        649
                                                              --------   --------
     TOTAL STOCKHOLDERS' EQUITY.............................   167,524    156,575
                                                              --------   --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $887,481   $947,666
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUES
Premiums, net -- Note M
  Medical...................................................  $370,029   $402,214   $372,816
  Senior and other..........................................   170,107    153,308    109,566
                                                              --------   --------   --------
    Total premiums, net.....................................   540,136    555,522    482,382
Net investment income -- Note D.............................    24,258     25,287     24,171
Net realized gains (losses).................................     2,262      2,265       (128)
Fee and other income........................................    30,705     36,155     32,590
Amortization of deferred reinsurance gain -- Note M.........     2,843      4,958      6,093
                                                              --------   --------   --------
                                                               600,204    624,187    545,108
                                                              --------   --------   --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses -- Note M
  Medical...................................................   291,789    328,803    286,387
  Senior and other..........................................   129,235    115,040     84,174
                                                              --------   --------   --------
    Total benefits, claims, losses and settlement
      expenses..............................................   421,024    443,843    370,561
Selling, general and administrative expenses -- Note M......   175,232    197,008    176,434
Net (deferral) amortization and change in acquisition costs
  and value of business acquired -- Notes H and I...........    (3,845)   (21,718)   (27,991)
Amortization of goodwill....................................        --        672        891
Interest expense and financing costs........................     2,001      4,679      5,566
Special charges -- Note P...................................     2,381      7,097         --
                                                              --------   --------   --------
                                                               596,793    631,581    525,461
                                                              --------   --------   --------
Income (loss) from continuing operations before federal
  income taxes, minority interest, and preferred stock
  transactions..............................................     3,411     (7,394)    19,647
Federal income tax expense (benefit) -- Note K..............     1,343     (1,810)     6,576
                                                              --------   --------   --------
Income (loss) from continuing operations after tax, before
  minority interest and preferred stock transactions........     2,068     (5,584)    13,071
Minority interest...........................................       (49)       (55)       (26)
                                                              --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................     2,117     (5,529)    13,097
                                                              --------   --------   --------
Discontinued operations -- Note F:
  Income from operations of Pyramid Life (less tax expense
    of $3,877, $4,513, and $1,804, respectively)............     7,109      7,861      3,353
  Loss on sale of Pyramid Life (less tax benefit of $683)...   (11,627)        --         --
                                                              --------   --------   --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..................    (4,518)     7,861      3,353
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................    (2,401)     2,332     16,450
Gain on repurchase of the convertible voting preferred
  stock, net of dividends -- Notes B and R..................        --      2,827       (327)
                                                              --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $ (2,401)  $  5,159   $ 16,123
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE -- NOTE U:
  Continuing operations.....................................  $   0.06   $  (0.15)  $   0.84
  Discontinued operations...................................     (0.13)      0.44       0.22
                                                              --------   --------   --------
  Net income (loss).........................................  $  (0.07)  $   0.29   $   1.06
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE -- NOTE U:
  Continuing operations.....................................  $   0.06   $  (0.15)  $   0.80
  Discontinued operations...................................     (0.13)      0.44       0.20
                                                              --------   --------   --------
  Net income (loss).........................................  $  (0.07)  $   0.29   $   1.00
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $       --   $    7,500   $       --
Issuance of stock...........................................          --           --        7,500
Dividends distributed.......................................          --          699           --
Repurchase of stock.........................................          --       (8,199)          --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $       --   $    7,500
                                                              ==========   ==========   ==========
COMMON STOCK
Balance at beginning of year................................  $       34   $       17   $       14
Issuance of common stock:
  Public equity offering....................................          --           16           --
  Employee benefit plans....................................          --            1            3
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       34   $       34   $       17
                                                              ==========   ==========   ==========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................  $  132,061   $   82,943   $   60,290
Issuance of stock:
  Public equity offering....................................          --       46,495           --
  Private placement.........................................          --           --       21,093
  Employee benefit plans....................................         991        2,623        1,560
                                                              ----------   ----------   ----------
      Balance at end of year................................  $  133,052   $  132,061   $   82,943
                                                              ==========   ==========   ==========
DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $       --   $      327   $       --
Dividends distributable.....................................          --          774          327
Dividends distributed.......................................          --         (699)          --
Repurchase of stock.........................................          --         (402)          --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $       --   $      327
                                                              ==========   ==========   ==========
RETAINED EARNINGS
Balance at beginning of year................................  $   23,831   $   18,672   $    2,549
Net income (loss)...........................................      (2,401)       2,332       16,450
Dividends distributable, convertible voting preferred
  stock.....................................................          --         (774)        (327)
Repurchase of convertible voting preferred stock............          --        3,601           --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $   21,430   $   23,831   $   18,672
                                                              ==========   ==========   ==========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year................................  $      649   $   (6,176)  $  (18,192)
Unrealized gain on securities, net of tax of $5,885, $37 and
  $0, respectively..........................................      12,173        7,280       11,806
Other.......................................................         186         (455)         210
                                                              ----------   ----------   ----------
      Balance at end of year................................  $   13,008   $      649   $   (6,176)
                                                              ==========   ==========   ==========
TOTAL STOCKHOLDERS' EQUITY..................................  $  167,524   $  156,575   $  103,283
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................          --       75,000           --
Issuance of stock...........................................          --           --       75,000
Dividends distributed.......................................          --        6,986           --
Repurchase of stock.........................................          --      (81,986)          --
                                                              ----------   ----------   ----------
      Balance at end of year................................          --           --       75,000
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year................................  33,857,895   17,278,704   13,706,726
Issuance of stock:
  Public equity offering....................................          --   16,100,000           --
  Private placement.........................................          --           --    3,333,334
  Employee benefit plans....................................     374,715      479,191      238,644
                                                              ----------   ----------   ----------
      Balance at end of year................................  34,232,610   33,857,895   17,278,704
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2002       2001       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES
  Net income (loss).........................................  $ (2,401)  $  2,332   $ 16,450
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Net income (loss) from discontinued operations........     4,518     (7,861)    (3,353)
      Depreciation and amortization.........................     3,391      3,335      2,280
      Net realized (gains) losses...........................    (2,262)    (2,265)       128
      Deferred federal income taxes.........................     6,613        741      1,348
      Changes in assets and liabilities:
         Premiums receivable................................       176        507       (588)
         Reinsurance receivable.............................    47,285     16,111     29,818
         Value of business acquired.........................     1,826        559     (1,739)
         Goodwill and licenses..............................        --        672      6,781
         Federal income taxes payable/recoverable...........    (1,587)    (1,212)      (810)
         Accrued investment income..........................       573        (65)      (510)
         Other assets.......................................    (1,578)       915        495
         Future policy benefits, claims and funds payable...   (43,061)    23,295     17,760
         Unearned premium...................................      (388)     3,442      1,581
         Other liabilities..................................   (22,196)     4,680      3,575
         Deferred acquisition costs.........................    (5,671)   (16,409)   (26,252)
         Deferred reinsurance gain..........................    (2,843)    (4,958)    (2,093)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........   (17,605)    23,819     44,871
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Net purchases of furniture and equipment..................      (317)      (674)    (1,750)
  Purchase of fixed maturities available-for-sale...........  (179,873)  (173,930)   (43,664)
  Proceeds from sale of Cleveland headquarters..............        --     15,586         --
  Acquisition of Pyramid Life Insurance Company, net of
    $7,159 cash acquired....................................        --         --    (37,823)
  Decrease (increase) in mortgage and policy loans, net.....      (160)      (151)       339
  Proceeds from sales of fixed maturities
    available-for-sale......................................   129,594     94,219     11,569
  Proceeds from calls and maturities of fixed maturities
    available-for-sale......................................    53,184     40,329     12,663
  Proceeds from sale of property held for sale..............        --         --      2,115
                                                              --------   --------   --------
Net cash provided by (used in) investing activities.........     2,428    (24,621)   (56,551)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Increase in annuity account balances......................     7,740     22,429     23,173
  Decrease in annuity account balances......................   (23,945)   (23,484)   (34,026)
  Principal payments on mortgage note payable...............        --     (8,018)      (139)
  Increase in debt borrowings...............................        --     10,000     15,000
  Principal payments on debt................................    (5,997)   (28,000)    (6,000)
  Proceeds from public equity offering......................        --     46,511         --
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................       991      2,624      1,560
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................        --         --     21,096
  Proceeds from private placement of convertible voting
    preferred stock.........................................        --         --      7,500
  Repurchase of convertible voting preferred stock..........        --     (5,000)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   (21,211)    17,062     28,164
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................   (36,388)    16,260     16,484
Cash and cash equivalents acquired from Pyramid Life
  Insurance Company.........................................        --         --     (7,159)
Cash and cash equivalents at beginning of year..............    68,506     52,246     42,921
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 32,118   $ 68,506   $ 52,246
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $  1,985   $  4,193   $  6,051
  Cash paid during the year for federal income taxes........        --         --      1,100

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 2002, 2001 and 2000, the Company's consolidated statements also include the continuing operations of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, acquired on February 17, 1999, and United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure), and the discontinued operations of Pyramid Life Insurance Company acquired on July 26, 2000. On December 20, 2002, we entered into a definitive agreement to sell the stock of Pyramid Life. See Note F. Discontinued Operations and Subsequent Event for further information. As a result of the sale of Pyramid Life, our previously reported consolidated financial statements for 2001 and 2000 have been reclassified to present the discontinued operations of Pyramid Life separate from continuing operations to conform to the current year's presentation.

     We provide, through our insurance subsidiaries, a wide array of health and life insurance products to over 358,000 insureds. While we, through our subsidiaries, are licensed in 49 states, the District of Columbia and the U.S. Virgin Islands, approximately 61.3% of our total premium volume is generated from ten states: Ohio, Florida, Texas, Pennsylvania, Indiana, Georgia, Missouri, Illinois, Kansas and Nebraska.

     Unless the context indicates otherwise, "we," "our," and "us" refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the continuing operations of Ceres and its wholly-owned subsidiaries, except for Pyramid Life, which is included in discontinued operations. All intercompany transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note S. Statutory Financial Information for further information.

  BUSINESS COMBINATIONS

     All of our acquisitions were accounted for using the purchase method of accounting. Additionally, since the issuance of Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, by the Financial Accounting Standards Board, or FASB, business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Results of operations of the acquired business are included in the income statement from the date of acquisition. Additionally, SFAS No. 141 expanded the criteria for recording intangible assets separate from goodwill.

     The FASB staff also issued Emerging Issues Task Force, or EITF, D-100:
Clarification of Paragraph 61(b) of FASB Statement No. 141 and Paragraph 49(b) of FASB No. 142, which further clarified what the FASB staff believed was the Board's intent for reclassifying an intangible asset out of goodwill of a previously acquired intangible asset.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Accordingly, following the guidance of both SFAS No. 141 and EITF D-100 and in conjunction with our goodwill testing (see Goodwill and Other Intangible Assets below), we have reclassed licenses of $3.6 million as a separate indefinite-lived intangible asset from goodwill.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of tangible and identifiable net assets acquired. Other intangible assets are defined as purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No. 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over periods of 25 years or less. See Note J. Goodwill and Other Intangible Assets for a summary of our goodwill and other intangible assets, as well as further detail related to the impact of the adoption of SFAS No. 142.

  USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. See Note D. Cash and Investments for further information.

  INVESTMENTS

     Investments in bonds and mandatorily redeemable preferred stocks are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments and surplus notes are stated at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. All investments as of December 31, 2002 are designated as available-for-sale.

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

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  OTHER-THAN-TEMPORARY DECLINES IN FAIR VALUE

     We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other than temporary include:

     - our ability and intent to retain the investment for a period of time to allow for a recovery in value;

     - the duration and extent to which the fair value has been less than cost; and

     - the financial condition and prospects of the issuer.

  DEFERRED ACQUISITION COSTS

     Certain excess policy acquisition costs associated with issuing an insurance policy, including commissions and underwriting, all of which vary with and are primarily related to the production of new business, have been deferred and reported as deferred acquisition costs. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins.

     The Company evaluates the recoverability of deferred acquisition costs on a quarterly basis and determines that these amounts are recoverable.

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

  MEASUREMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion, or APB Opinion, No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

     This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our results of operations, financial position or liquidity. See Note F. Discontinued Operations for further detail related to the adoption of SFAS No. 144.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  FUTURE POLICY BENEFITS, LOSSES AND CLAIMS

     Liabilities for future policy reserves for accident and health and ordinary life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using the Company's experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 5.0%. At December 31, 2002, credited rates ranged from 4.0% to 4.5%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.0% depending on the duration of the contract. Current rates credited range from 3.0% to 5.8%.

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

     Claim liabilities with a long pay out period, such as long-term care and disability income claims, are discounted at an interest rate of 4.5%. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.

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

  COMPREHENSIVE INCOME

     Comprehensive income in 2002, 2001 and 2000 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income as prescribed by SFAS No. 130, Reporting Comprehensive Income. See Note
T. Comprehensive Income for further information.

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

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  FEE AND OTHER INCOME

     Fee and other income consist of collection, management, and administrative fees, and are recognized when earned.

  DEFERRED REINSURANCE GAIN

     Deferred reinsurance gain consists of initial ceding allowances received from reinsurers, less amounts amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business.

  FEDERAL INCOME TAXES

     Federal income taxes have been provided using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes issued by the FASB. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary.

  STOCK-BASED COMPENSATION

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

     We adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, had been applied. Additionally, in December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion, No. 28, Interim Financial Reporting. We elected to continue to apply provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 and the amended disclosures required by SFAS No. 148. See Note Q. Stock Plans for further information.

     No stock-based employee compensation cost is reflected in net income, as all options granted under our plan generally had an exercise price equal to or higher than the fair value of the underlying common stock on

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

the date of grant. The following table illustrates the effect on net income, net income attributable to common stockholders, and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001     2000
                                                              -------   ------   -------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported..............................  $(2,401)  $2,332   $16,450
Total stock-based employee compensation expenses determined
  under fair value based method for all awards, net of
  tax.......................................................     (427)    (835)     (684)
                                                              -------   ------   -------
PRO FORMA NET INCOME (LOSS).................................  $(2,828)  $1,497   $15,766
                                                              =======   ======   =======
Net income (loss) attributable to common stockholders, as
  reported..................................................  $(2,401)  $5,159   $16,123
Total stock-based employee compensation expenses determined
  under fair value based method for all awards, net of
  tax.......................................................     (427)    (835)     (684)
                                                              -------   ------   -------
PRO FORMA NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..............................................  $(2,828)  $4,324   $15,439
                                                              =======   ======   =======
Earnings (loss) per share
  Basic-as reported.........................................  $ (0.07)  $ 0.29   $  1.06
  BASIC-PRO FORMA...........................................  $ (0.08)  $ 0.24   $  1.02
  Diluted-as reported.......................................  $ (0.07)  $ 0.29   $  1.00
  DILUTED-PRO FORMA.........................................  $ (0.08)  $ 0.24   $  0.96

  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share. See Note U. Computation of Net Income Per Common Share for further information.

  RECLASSIFICATION

     Certain amounts presented in the prior years' financial statements have been reclassified to conform to the current year's method of presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. We

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

anticipate that the adoption of this standard will not have a material effect on our results of operations, financial position or liquidity.

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

     The provisions of SFAS No. 145, related to the rescission of SFAS No. 4, require any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for classification as an extraordinary item to be reclassified. The adoption of SFAS No. 145 on May 15, 2002 did not have a material effect on our results of operations, financial position or liquidity.

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

B.  EQUITY TRANSACTIONS

     On December 27, 2001, we sold 16.1 million shares of common stock, at $3.20 per share, which included the exercise of the underwriter's over-allotment option of 2.1 million shares, in a follow-on public offering (the December 2001 public offering). We used the net proceeds of $46.5 million from this sale to:

     - repay $10.0 million of our tranche A term loan (See Note O. Debt for further information);

     - repay the remaining balance of $2.5 million of our revolver on February 17, 2002;

     - repurchase our convertible voting preferred stock for $5.0 million (See Note R. Preferred Shares for further information);

     - contribute $28.0 million to the capital of our insurance subsidiaries;
       and

     - $1.0 million for general corporate purposes and working capital.

     On July 25, 2000, we sold 3,333,334 shares of our common stock at $6.00 per share in a private placement offering, and, on July 26, 2000, we sold 75,000 shares of our convertible voting preferred stock at $100.00 per share to United Insurance Company of America in a private placement offering. The $27.5 million proceeds from these sales were used for the purchase of Pyramid Life from United Insurance, a subsidiary of Unitrin, Inc. See Note C. Business Combinations and Note R. Preferred Shares for further information.

C.  BUSINESS COMBINATIONS

     The acquisition described below was accounted for using the purchase method of accounting, with the excess of the purchase price over the estimated fair-value of the identifiable net assets recorded as goodwill.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  THE PYRAMID LIFE INSURANCE COMPANY ACQUISITION

     On July 26, 2000, the Company, through Continental General Insurance Company, completed the purchase of Pyramid Life from United Insurance. Pyramid Life, based in Mission, Kansas, provides health and life insurance primarily for the senior market, including Medicare supplement, long-term care, home health care, and senior life insurance products. Pyramid Life markets senior insurance products through approximately 2,500 independent agents in 40 states.

     The $67.5 million purchase price was financed as follows:

     - $20.0 million from the sale of 3,333,334 newly-issued shares of common stock at $6.00 per share, in a private placement offering;

     - $7.5 million from the sale to United of 75,000 newly-issued shares of convertible voting preferred stock;

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

     Pyramid Life's results of operations had been previously included in our consolidated results of operations since the date of acquisition. However, due to the planned sale of Pyramid Life, its operations have been classified as discontinued operations and prior years' financial information has been reclassified. See Note F. Discontinued Operations and Subsequent Event for further information.

D.  CASH AND INVESTMENTS

     The amortized cost and estimated fair value of invested assets as of December 31, 2002 were as follows:

                                                              GROSS UNREALIZED
                                               AMORTIZED   -----------------------   ESTIMATED
                                                 COST        GAINS        LOSSES     FAIR VALUE
                                               ---------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities...................  $ 14,684     $   287      $    (3)     $ 14,968
  U.S. Agencies..............................    37,502       1,411           --        38,913
  State and political subdivisions...........     1,063          15           --         1,078
  Corporate bonds............................   177,104       8,173       (1,735)      183,542
  Mortgage- and asset-backed securities......   143,923       6,761       (1,128)      149,556
                                               --------     -------      -------      --------
       Total available-for-sale..............   374,276      16,647       (2,866)      388,057
Surplus notes................................     5,020         131           --         5,151
Mortgage loans...............................        52          --           --            52
Policy notes.................................     3,843          --           --         3,843
                                               --------     -------      -------      --------
       Total investments.....................  $383,191     $16,778      $(2,866)     $397,103
                                               ========     =======      =======      ========

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The amortized cost and estimated fair value of invested assets as of December 31, 2001 were as follows:

                                                              GROSS UNREALIZED
                                               AMORTIZED   -----------------------   ESTIMATED
                                                 COST        GAINS        LOSSES     FAIR VALUE
                                               ---------   ---------    ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities...................  $ 17,066     $  338       $    (5)     $ 17,399
  U.S. Agencies..............................     8,843        302           (11)        9,134
  State and political subdivisions...........     1,083         --           (11)        1,072
  Corporate bonds............................   229,688      2,555        (4,837)      227,406
  Mortgage- and asset-backed securities......   120,874      1,983          (899)      121,958
                                               --------     ------       -------      --------
       Total available-for-sale..............   377,554      5,178        (5,763)      376,969
Surplus notes................................     5,045        166            --         5,211
Mortgage loans...............................        57         --            --            57
Policy notes.................................     3,678         --            --         3,678
                                               --------     ------       -------      --------
       Total investments.....................  $386,334     $5,344       $(5,763)     $385,915
                                               ========     ======       =======      ========

     Except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, no investment of the Company exceeds 10% of total stockholders' equity at December 31, 2002 and 2001.

     The amortized cost and estimated fair value of invested assets as of December 31, 2002 by contractual maturity were as follows:

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Fixed maturities
  Due in one year or less...................................  $ 17,018     $ 17,176
  Due after one year through five years.....................    67,993       71,116
  Due after five years through ten years....................    86,981       91,325
  Due after ten years.......................................    58,362       58,885
  Mortgage- and asset-backed securities.....................   143,922      149,555
                                                              --------     --------
     Total fixed maturities.................................   374,276      388,057
Surplus notes...............................................     5,020        5,151
Mortgage loans..............................................        52           52
Policy notes................................................     3,843        3,843
                                                              --------     --------
     Total invested assets..................................  $383,191     $397,103
                                                              ========     ========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Proceeds...............................................  $129,594   $94,219   $11,569
Gross realized gains...................................     5,634     3,851       161
Gross realized losses..................................     3,807       998        80

     The following is a summary of net investment income by category of investment:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Fixed maturities........................................  $24,215   $23,557   $21,327
Policy loans............................................      269       260       279
Cash equivalents........................................      643     2,036     2,765
Other...................................................      365       339       826
                                                          -------   -------   -------
  Investment income.....................................   25,492    26,192    25,197
Investment expenses.....................................   (1,234)     (905)   (1,026)
                                                          -------   -------   -------
  Net investment income.................................  $24,258   $25,287   $24,171
                                                          =======   =======   =======

     At December 31, 2002 and 2001, the Company's insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $33.1 million and $32.4 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.

     At December 31, 2002 and 2001, $6.5 million and $7.4 million, respectively, of cash was held for fully insured employer shared risk plans, which is restricted to use. The Company is entitled to investment income from these funds.

     At December 31, 2002, the Company held no unrated bonds and 6.0% of fixed maturity investments were in less-than-investment grade securities. Corporate bonds representing approximately 1.8% of fixed maturities were downgraded by rating agencies. Approximately 4.2% of the portfolio was invested in BB rated subordinated non-agency residential and commercial mortgage-backed securities. These securities include jumbo residential mortgages and commercial mortgages with strong prepayment protection. In June 2002, the Company wrote down approximately $0.9 million for other-than-temporary impairment on bonds held in WorldCom. The bonds were subsequently sold. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. The Company considers these evaluations in its overall investment strategy.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

E.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized by category as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Home office building........................................   $ 4,078       $ 3,996
Land........................................................       489           489
Furniture and fixtures......................................     2,446         2,476
Information technology equipment............................       662         3,356
Other property and equipment................................     3,211         3,642
                                                               -------       -------
                                                                10,886        13,959
Accumulated depreciation....................................    (5,499)       (7,719)
                                                               -------       -------
  Total.....................................................   $ 5,387       $ 6,240
                                                               =======       =======

     Other property and equipment consists principally of software, leasehold improvements and office equipment. Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1.2 million, $1.6 million, and $1.4 million, respectively.

F.  DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

     We entered into a definitive agreement dated as of December 20, 2002 to sell the stock of our subsidiary, Pyramid Life, which was primarily included in our senior segment, to a subsidiary of Universal American Financial Corp. Additionally, we will continue to process Pyramid Life's business for a period of six to 18 months after the sale through an administrative services agreement. The loss from the sale (net of taxes and expenses incurred) is expected to be $11.6 million. The sale was completed March 31, 2003 for $57.5 million in cash, subject to further adjustment based on Pyramid Life's statutory capital and surplus as of March 31. Proceeds from the sale were used to strengthen Continental General's statutory capital and repay $10.0 million of our bank debt. As a result of the planned sale, Pyramid Life's operations were classified as discontinued operations and prior years' financial information has been reclassified. Accordingly, we adjusted the carrying value of Pyramid Life's assets held for sale to fair market value at December 31, 2002, which resulted in an $11.6 million charge in the fourth quarter of 2002.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Summarized financial data for Pyramid Life's operations are as follows:

  STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
REVENUES
Premiums, net..........................................  $ 97,953   $79,517   $29,160
Net investment income..................................     6,559     6,712     2,700
Net realized gains (losses)............................       260     2,688        30
Fee and other income...................................        --        --       128
                                                         --------   -------   -------
                                                          104,772    88,917    32,018
                                                         --------   -------   -------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses.......    72,490    56,632    19,250
Selling, general and administrative expenses...........    29,422    26,933     9,955
Net (deferral) amortization and change in acquisition
  costs and value of business acquired.................    (8,413)   (7,454)   (2,522)
Amortization of goodwill...............................        --       432       178
Special charges........................................       287        --        --
                                                         --------   -------   -------
                                                           93,786    76,543    26,861
                                                         --------   -------   -------
Income from operations before federal income taxes.....    10,986    12,374     5,157
Federal income tax expense.............................     3,877     4,513     1,804
                                                         --------   -------   -------
INCOME FROM OPERATIONS.................................     7,109     7,861     3,353
                                                         --------   -------   -------
Loss on sale of Pyramid Life...........................   (12,310)       --        --
Federal income tax benefit.............................      (683)       --        --
                                                         --------   -------   -------
LOSS ON SALE OF PYRAMID LIFE, NET......................   (11,627)       --        --
                                                         --------   -------   -------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.............  $ (4,518)  $ 7,861   $ 3,353
                                                         ========   =======   =======

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Investments.................................................   $106,231     $ 96,707
Cash and cash equivalents...................................      6,411        6,067
Accrued investment income...................................      1,391        1,391
Premiums receivable.........................................        312          244
Reinsurance receivable......................................      7,808        5,970
Property and equipment, net.................................      1,000        1,860
Deferred federal income taxes...............................         --        1,565
Deferred acquisition costs..................................     16,150        8,443
Value of business acquired..................................     15,067       15,560
Goodwill....................................................         --       10,200
Intercompany receivable.....................................         --          483
Other assets................................................      3,404        2,678
                                                               --------     --------
  TOTAL ASSETS..............................................    157,774      151,168
                                                               --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued.....................     96,866       87,945
Federal income taxes payable................................         --        1,832
Intercompany payable........................................      1,797          141
Other liabilities...........................................      3,794        3,839
                                                               --------     --------
  TOTAL LIABILITIES.........................................    102,457       93,757
                                                               --------     --------
NET ASSETS OF DISCONTINUED OPERATIONS.......................   $ 55,317     $ 57,411
                                                               ========     ========

G.  LEASES

     On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC, an unaffiliated third party, to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for $16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Rent expense for the Cleveland headquarters was approximately $1.7 million in 2002, $0.7 million in 2001, and zero in 2000. Future rent payments for the Cleveland headquarters are as follows (dollars in thousands):

2003........................................................   $ 1,742
2004........................................................     1,800
2005........................................................     1,800
2006........................................................     1,883
2007........................................................     2,000
Thereafter..................................................    17,667
                                                               -------
Total future minimum rent payments..........................   $26,892
                                                               =======

H.  DEFERRED ACQUISITION COSTS

     Unamortized deferred policy acquisition costs are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year.........................  $ 68,934   $ 53,225   $ 26,650
Current year's costs deferred........................    27,791     42,007     42,855
                                                       --------   --------   --------
                                                         96,725     95,232     69,505
Amortization for the year............................   (21,834)   (20,430)   (16,280)
Write-off of deferred acquisition costs related to
  United Benefit Life and Provident American
  Life(1)............................................        --     (5,868)        --
                                                       --------   --------   --------
Balance at end of the year...........................  $ 74,891   $ 68,934   $ 53,225
                                                       ========   ========   ========

---------------

(1) See Note P. Special Charges for further information.

I.  VALUE OF BUSINESS ACQUIRED

     A portion of the purchase price paid by the Company for Continental General Corporation was allocated to the value of business acquired based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamoritized asset balance. If such current estimate is less than the existing asset balance, the difference would be charged to expense.

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.5% is credited to the unamortized balance for Continental General Corporation. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses and expenses. Earned interest was assumed to be 6.0% for Continental General Corporation which was the market rate at the time of acquisition.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The value of business acquired is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year............................  $17,910   $18,469   $16,731
Amortization............................................   (1,275)   (1,262)   (1,601)
Adjustments to expense reserve..........................     (551)      703     3,339
                                                          -------   -------   -------
Balance at end of the year..............................  $16,084   $17,910   $18,469
                                                          =======   =======   =======

     The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

                                                               AMORTIZATION
                                                               ------------
2003........................................................      $2,048
2004........................................................       2,352
2005........................................................       2,214
2006........................................................       1,900
2007........................................................       1,670

J.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2002, goodwill was $10.7 million and represented approximately 1.2% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of other legal rights or because the assets are capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2002, our other intangible assets consisted of $3.6 million in licenses, which represented 0.4% of our total assets.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board, or FASB, which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we, together with our independent consultants, completed a transitional goodwill impairment test which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis and analysis prepared by independent consultants indicated that no reduction of goodwill and licenses was required.

     In 2001, goodwill and licenses amortization was $0.7 million ($0.4 million on an after-tax basis, or $0.02 per diluted shared). In 2000, goodwill and licenses amortization was $0.9 million ($0.6 million on an after-tax basis, or $0.04 per diluted share).

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table reflects the consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of fiscal 2000:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001     2000
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Net income (loss), as reported...........................  $(2,401)  $2,332   $16,450
Goodwill and licenses amortization, net of tax...........       --      437       579
                                                           -------   ------   -------
  PRO FORMA NET INCOME (LOSS)............................  $(2,401)  $2,769   $17,029
                                                           =======   ======   =======
Net income (loss) attributable to common stockholders, as
  reported...............................................  $(2,401)  $5,159   $16,123
Goodwill and licenses amortization, net of tax...........       --      437       579
                                                           -------   ------   -------
  PRO FORMA NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS........................................  $(2,401)  $5,596   $16,702
                                                           =======   ======   =======
Basic earnings (loss) per share, as reported.............  $ (0.07)  $ 0.29   $  1.06
Goodwill and licenses amortization, net of tax...........       --     0.02      0.04
                                                           -------   ------   -------
  PRO FORMA BASIC EARNINGS (LOSS) PER SHARE..............  $ (0.07)  $ 0.31   $  1.10
                                                           =======   ======   =======
Diluted earnings (loss) per share, as reported...........  $ (0.07)  $ 0.29   $  1.00
Goodwill and licenses amortization, net of tax...........       --     0.02      0.04
                                                           -------   ------   -------
  PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE............  $ (0.07)  $ 0.31   $  1.04
                                                           =======   ======   =======

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, were as follows:

                                                                 SENIOR AND OTHER    TOTAL
                                               MEDICAL SEGMENT       SEGMENT        GOODWILL
                                               ---------------   ----------------   --------
                                                          (DOLLARS IN THOUSANDS)
BALANCE AS OF JANUARY 1, 2002................       $749             $13,494        $14,243
Reclassification of licenses as a separate
  line item..................................       (749)             (2,837)        (3,586)
                                                    ----             -------        -------
BALANCE AS OF DECEMBER 31, 2002..............       $ --             $10,657        $10,657
                                                    ====             =======        =======

     The changes in the carrying amount of licenses, for the year ended December 31, 2002, were as follows:

                                                                  SENIOR AND OTHER    TOTAL
                                                MEDICAL SEGMENT       SEGMENT        LICENSES
                                                ---------------   ----------------   --------
                                                           (DOLLARS IN THOUSANDS)
BALANCE AS OF JANUARY 1, 2002.................       $ --              $   --         $   --
Reclassification of licenses as a separate
  line item...................................        749               2,837          3,586
                                                     ----              ------         ------
BALANCE AS OF DECEMBER 31, 2002...............       $749              $2,837         $3,586
                                                     ====              ======         ======

K.  FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except for Continental General, which is required to file a separate return through fiscal year 2003.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Federal income tax expense (benefit) from continuing operations was composed of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001      2000
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Current..................................................  $(5,894)  $  (300)  $  464
Deferred.................................................    7,237    (1,510)   6,112
                                                           -------   -------   ------
  Total..................................................  $ 1,343   $(1,810)  $6,576
                                                           =======   =======   ======

     Federal income tax expense (benefit) was allocated as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Continuing operations.....................................  $1,343   $(1,810)  $6,576
Discontinued operations...................................   3,877     4,513    1,804
                                                            ------   -------   ------
  Total...................................................  $5,220   $ 2,703   $8,380
                                                            ======   =======   ======

     Income tax expense (benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001      2000
                                                            ------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Expected tax expense (benefit) at 35%.....................  $1,194   $(2,588)  $6,876
Tax exempt interest.......................................     (30)       (8)      (4)
Meals and entertainment...................................     165       365       27
Non deductible goodwill...................................      --       264      293
Non deductible expenses...................................     103        10     (616)
Other.....................................................     (89)      147       --
                                                            ------   -------   ------
                                                            $1,343   $(1,810)  $6,576
                                                            ======   =======   ======

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) through 1998. Currently, the 1999 tax year is being examined by the IRS.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax liabilities
  Value of business acquired................................   $ 5,629      $ 6,269
  Deferred acquisition costs................................    12,699       16,861
  Unrealized gain adjustment................................     5,045          990
  Other.....................................................     3,914        1,804
                                                               -------      -------
                                                                27,287       25,924
                                                               -------      -------
Deferred tax assets
  Ceding commission.........................................        --        2,475
  Reinsurance transactions..................................     3,863        4,858
  Deferred gain on Cleveland headquarters...................     2,323        2,486
  Depreciation..............................................       (65)         293
  Severance pay.............................................       139            7
  Alternative minimum tax...................................       332          624
  Reserves..................................................     5,396        6,123
  Net operating loss carryfoward............................     7,598        9,124
  Advance premium...........................................       685          854
  Other.....................................................     3,658        7,015
                                                               -------      -------
                                                                23,929       33,859
Valuation allowance.........................................     8,388        8,388
                                                               -------      -------
Net deferred tax liabilities................................   $11,746      $   453
                                                               =======      =======

     At December 31, 2002, the Company had a tax net operating loss carryforward, or NOL, of approximately $21.7 million for federal income tax purposes, which expires through 2015. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an "ownership change" as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $21.7 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2002 and 2001, estimates were made as to the potential financial impact on the Company of recent NOLs and our financial condition.

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated in a memorandum account designated "policyholders' surplus." At December 31, 2002, the accumulated untaxed policyholders' surplus for the Company, all of which relates to Central Reserve, was $2.9 million.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

L.  LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Gross balance at beginning of year...................  $186,783   $164,746   $149,538
Less: Reserves ceded.................................    58,078     67,227     85,347
                                                       --------   --------   --------
Adjusted net beginning balance.......................   128,705     97,519     64,191
                                                       --------   --------   --------
Paid claims and claims adjustments expenses, net of
  reinsurance, for
  Current year.......................................   268,036    286,795    243,552
  Prior years........................................   136,693    114,140     71,597
                                                       --------   --------   --------
       Total paid....................................   404,729    400,935    315,149
                                                       --------   --------   --------
Incurred claims and claims adjustment expenses, net
  of reinsurance, for
  Current year.......................................   368,935    420,288    341,020
  Prior years........................................     8,394     17,011      7,865
                                                       --------   --------   --------
       Total incurred................................   377,329    437,299    348,885
                                                       --------   --------   --------
Net reserve balance at end of year...................   101,305    133,883     97,927
Plus: Reserves ceded at end of year..................    28,622     58,078     67,227
                                                       --------   --------   --------
Balance before reinsurance recoveries on paid
  claims.............................................   129,927    191,961    165,154
Plus: Increase (decrease) in reinsurance recoveries
  on paid claims.....................................    18,011     (5,178)      (408)
                                                       --------   --------   --------
Gross balance at end of year.........................  $147,938   $186,783   $164,746
                                                       ========   ========   ========

     The foregoing indicates that a $8.4 million deficiency in the 2001 reserves emerged in 2002 as a result of higher-than-anticipated claims cost associated with a reduction in pending claims inventory in the medical segment. In 2001, a $17.0 million deficiency in the 2000 reserves emerged as a result of higher utilization in the medical segment related to increased costs of services, a greater utilization of medical services and greatly increased expenditures on prescription drugs. In 2000, a $7.9 million deficiency in the 1999 reserves emerged as a result of higher utilization in all segments.

M.  REINSURANCE ARRANGEMENTS

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

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In December 1999, Central Reserve entered into a reinsurance transaction with Hannover for certain health insurance policies issued during the period from July 1, 1998 through June 30, 1999. As part of the coinsurance funds withheld transaction, Hannover will pay Central Reserve on a quarterly basis, an experience refund, the amount of which shall be based upon the earnings derived from the business reinsured. Concurrent with this transaction, Hannover will reinsure to Continental General on a stop loss basis 100% of any losses incurred for the business reinsured in excess of a pre-determined aggregate annualized loss ratio of 76.0% in 2000, 78.0% in 2001 and 80.0% thereafter. In exchange for coverage under the stop loss reinsurance, Hannover pays Continental General a stop loss premium on the business reinsured. The effects of the transaction, except the net risk charge to Hannover, are eliminated in consolidation. This reinsurance agreement was terminated effective December 31, 2002 by mutual consent of the parties.

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

  CONTINENTAL GENERAL LIFE INSURANCE COMPANY

     In December 2001, Continental General entered into a reinsurance transaction with London Life International Reinsurance Corporation, or London, for a 75% quota share of certain health policies issued after February 1, 1999. Under the provisions of the treaty, effective January 1, 2001, Continental General cedes 75% of the premiums of the eligible policies, and in return receives reimbursement for 75% of the claims paid, plus a commission and expense allowance. If the combined loss ratio (defined as benefits plus expense allowances divided by premium) is less than 100%, an experience refund will be paid from London to Continental General. The expense and profit charge is 200 basis points and 85 basis points of reinsurance premium for 2002 and 2001, respectively. Beginning January 1, 2002, London retroceded any losses on these policies in excess of a combined ratio of 110% to Central Reserve. In exchange for coverage on this business, Central Reserve received 100 basis points of reinsurance premium in 2002 from London. On June 2, 2002, these reinsurance agreements were terminated. The Company has determined that this contract does not transfer risk in accordance with generally accepted accounting principles and has reflected this agreement as a deposit.

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

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     On December 31, 2002, Provident American Life and Hannover entered into an agreement, which amended the reinsurance arrangement relative to the policies of Provident American Life and Provident Indemnity. For claims incurred June 30, 2002 and prior, Hannover continues to be responsible for its quota share percentage. For premiums earned and claims incurred July 1, 2002 and subsequent, Provident American Life retains 100% of the business and risk on the remaining closed block of policies.

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

     In connection with the United Benefit Life reinsurance treaty, Central Reserve ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central Reserve ceded 50% of the policies written by United Benefit Life subsequent to August 1, 1998 and reinsured by Central Reserve to Hannover. This treaty provided Central Reserve an initial ceding allowance of $20.0 million, which was being accounted for as a deferred reinsurance gain in the accompanying consolidated financial statements, and was amortized into income over the duration of the underlying block of business. In 1999, Central Reserve acquired through foreclosure the stock of United Benefit Life.

     On December 31, 2002, United Benefit Life and Hannover entered into an agreement which amended these reinsurance arrangements. For claims incurred June 30, 2002 and prior, Hannover continues to be responsible for its quota share percentage. For claims incurred July 1, 2002 and subsequent, Central Reserve retains 100% of the risk.

     In the ordinary course of business, the Company maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that the Company retains on a given policy. For ordinary and group life claims, Continental's maximum retention is $125,000 and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2002        2001        2000
                                                    ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
PREMIUMS, NET
  Direct..........................................  $ 652,967   $ 739,190   $ 722,170
  Assumed.........................................        122       7,432      16,817
  Ceded...........................................   (112,953)   (191,100)   (256,605)
                                                    ---------   ---------   ---------
     Total premiums, net..........................  $ 540,136   $ 555,522   $ 482,382
                                                    =========   =========   =========
BENEFITS, CLAIMS, LOSSES, AND SETTLEMENT
  EXPENSES........................................  $ 498,130   $ 600,529   $ 576,072
Reinsurance recoveries............................    (77,106)   (156,686)   (205,511)
                                                    ---------   ---------   ---------
     Total benefits, claims, losses and settlement
       expenses...................................  $ 421,024   $ 443,843   $ 370,561
                                                    =========   =========   =========
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
  Commissions.....................................  $  97,655   $ 117,572   $ 122,980
  Salaries and benefits...........................     34,140      40,951      36,231
  Taxes, licenses, and fees.......................     17,258      19,764      17,278
  Other operating expenses........................     39,974      38,149      38,587
  Administrative and IS services..................      9,874      20,463      21,486
  Reinsurance expenses............................        457       1,728       1,973
  Reinsurance allowances..........................    (24,126)    (41,619)    (62,101)
                                                    ---------   ---------   ---------
     Total selling, general and administrative
       expenses...................................  $ 175,232   $ 197,008   $ 176,434
                                                    =========   =========   =========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business. The above table does not include the amortization of initial ceding allowances received from reinsurers. Amortization of deferred reinsurance gain for the years ended December 31, 2002, 2001 and 2000 was $2.8 million, $5.0 million, and $6.1 million, respectively.

N.  CONTINGENCIES

     We are involved in various legal and regulatory actions occurring in the normal course of business. Based on current information, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flow of a future period.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

O.  DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Bank credit facility........................................   $25,003      $28,500
Revolver....................................................        --        2,500
                                                               -------      -------
                                                               $25,003      $31,000
                                                               =======      =======

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank) as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

     On March 30, 2001, this credit agreement was amended to enter into a new $10.0 million term loan with CIT Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver agreement. The terms of this amendment provide for CIT Group to participate equally with the syndicate of banks and Chase under the credit agreement.

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 2.5% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 3.5% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At December 31, 2002, the interest rate on our tranche A term loan balance of $16.0 million was 4.9% per annum and our $9.0 million CIT tranche B term loan was 5.4% per annum.

     The credit agreement, as amended, contains financial and other covenants that among other things:

     - prohibit the payment of cash dividends on, or the repurchase of, shares of our common stock;

     - restrict the creation of liens and sales of assets;

     - requires us to repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans; and

     - require that we, at a minimum, maintain:

          - a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

          - an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

          - a risk-based capital (RBC) ratio at year end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action level;

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

     - permits the sale of Pyramid Life;

     - requires $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

     - waives the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

     - excludes intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

     - increases the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively, and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

     - restructured the tranche A term loan debt payments as follows: quarterly principal payments of $547,000 through November 17, 2003, $509,000 through November 17, 2004, and a payment of approximately $5,040,000 on February 17, 2005; and

     - restructured the tranche B term loan debt payments as follows: quarterly principal payments of $223,000 through December 17, 2003, $216,000 on March 17, 2004, $412,000 through December 17, 2004, $434,000 on March 17,
       2005, and $820,000 through December 17, 2005.

     We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than normal operating leases.

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At December 31, 2002, we were in compliance with our credit agreement, as amended and waived.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business declines, fee income declines. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of the insurance subsidiaries (Central Reserve Life and Continental General) can pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

P.  SPECIAL CHARGES

  2002

     On April 15, 2002, Peter W. Nauert announced his retirement from his position as our Chief Executive Officer effective June 1, 2002. He will remain as Chairman of the Board of Directors through June 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

  2001

     We reported special charges of $7.1 million in the first quarter of 2001 related to:

     - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

     - $1.2 million loss on United Benefit Life.

     From 1998 to 2001, we experienced excessive losses at United Benefit Life and Provident American Life due to high benefit utilization and higher-than-anticipated claims costs. In July 2001, we implemented a program to mitigate future losses of United Benefit Life and Provident American Life by notifying policyholders that their policies would be terminated or replaced with a different Provident American Life product. The business was substantially wound down by the end of 2002.

     As a result of the termination of the business in these subsidiaries, these blocks had a $2.5 million pre-tax loss in 2002 compared to $17.9 million pre-tax loss in 2001 including special charges and legal expenses.

Q.  STOCK PLANS

  STOCK OPTION PLANS

     In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. The Company terminated this plan in December 2000. At December 31, 2002, there were options outstanding under the plan to purchase 243,000 shares.

     In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain key employees. In 1999 through 2002, the Company granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. In general, such grants vest over three years and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. There are 2,000,000 shares of our common stock reserved for issuance under this plan. At December 31, 2002, there were options outstanding under the plan to purchase 1,483,628 shares.

     In 1998 and 1999, pursuant to various individual employment agreements, the Company granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years. At December 31, 2002, there were options outstanding under the plan to purchase 815,000 shares.

     In 1999, pursuant to the 1999 Special Agents' Stocks Option Plan, the Company granted 78,706 common stock options to certain Regional Sales Directors and Managing General Agents. Each grant vested

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

immediately and expires ten years from the date of grant. The Company terminated this plan at the end of 2000. At December 31, 2002, there were options outstanding under the plan to purchase 78,706 shares.

     A summary of the Company's stock option activity is presented below:

                                                      YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                         2002                   2001                   2000
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                  OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  2,878,632    $7.12     2,130,890    $7.45     1,606,000    $7.81
Options granted, with exercise
  prices:
  Greater than fair value at
     grant date................     40,000     6.25       633,333     6.73            --       --
  Equal to fair value at grant
     date......................    140,000     4.11       275,000     5.19       644,977     6.68
  Less than fair value at grant
     date......................         --       --            --       --        78,706     5.94
Forfeited......................   (438,298)    6.78      (160,591)    6.76      (198,793)    7.22
                                 ---------              ---------              ---------
Outstanding at end of year.....  2,620,334     7.00     2,878,632     7.12     2,130,890     7.45
                                 =========              =========              =========
Exercisable at end of year.....  1,927,834     7.29     1,128,653     7.52       548,706     7.60
                                 =========              =========              =========
Shares available for future
  grants.......................    516,372
                                 =========

     Exercise prices for options outstanding at December 31, 2002 ranged from $3.90 to $10.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years. A summary of the options by range of exercise price is as follows:

                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                         -------------------------------------   -------------------------------------
                         NUMBER OUTSTANDING   WEIGHTED AVERAGE   NUMBER EXERCISABLE   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE  DECEMBER 31, 2002     EXERCISE PRICE    DECEMBER 31, 2002     EXERCISE PRICE
-----------------------  ------------------   ----------------   ------------------   ----------------
$3.90 to $5.99........         523,706             $5.10               363,706             $5.30
$6.00 to $6.99........         877,500              6.40               455,000              6.49
$7.00 to $7.99........         371,128              7.20               371,128              7.20
$8.00 to $10.50.......         848,000              8.70               738,000              8.80
                             ---------                               ---------
                             2,620,334              7.00             1,927,834              7.29
                             =========                               =========

  WARRANTS

     The Company also had outstanding at December 31, 2002, 3,657,743 warrants at $5.41, expiring in 2005.

  STOCK PURCHASE PLAN

     Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a 15% discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other than for death, disability or retirement. Six-month offerings are made available beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

the stock's fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. As of December 31, 2002 and 2001, 63,954 and 62,761 shares, respectively, had been issued under the employee plan.

  AGENT STOCK PURCHASE PLAN

     We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent stock purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2002 and 2001, 164,164 and 76,621 shares, respectively, had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased unless sooner terminated by the Board of Directors.

  STOCK AWARD

     Also, pursuant to employment contracts, the Company provided an award of common shares to Peter W. Nauert. The number of shares awarded was contingent upon the weighted average fair value of the common shares over specified periods, but is based on a stock award equal to $1.0 million per year through July 1, 2001 and $0.5 million per year through May 31, 2002, which was revised from July 1, 2003 due to his retirement as Chief Executive Officer. For the year ended December 31, 2002, 88,661 shares were awarded.

  STOCK-BASED COMPENSATION

     The Company recognized stock compensation expense of $0.2 million, $0.9 million, and $1.1 million in 2002, 2001 and 2000, respectively. As required by FASB Statement 123, Accounting for Stock-Based Compensation, the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

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

     Significant underlying assumptions made are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2002      2001      2000
                                                            -------   -------   -------
Risk-free rate of return..................................     2.73%     4.33%     4.98%
Dividend yield............................................        0%        0%        0%
Volatility factor.........................................    0.433     0.275     0.226
Expected life of award....................................  5 YEARS   5 years   5 years

     Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.39, $1.18 and $1.25 per share for 2002, 2001 and 2000, respectively. The pro forma impact would be to decrease net income by $0.4 million, $0.8 million and $0.7 million and decrease net income per share by $0.01, $0.05 and $0.04 for basic and for diluted for the years ended December 31, 2002, 2001 and 2000, respectively.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

R.  PREFERRED SHARES

     The Company has authorized 1,900,000 Non-Voting Preferred Shares, $.001 par value. The Company has never issued any Non-Voting Preferred Shares. However, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. Holders of non-voting preferred shares shall have no voting rights except as required by law.

     The Company has authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which none are outstanding at December 31, 2002. On December 27, 2001, the Company repurchased its convertible voting preferred stock for $5.0 million from the proceeds of the public offering. The carrying value of the convertible voting preferred stock was $8.2 million and the related dividends distributable was $0.4 million. The resulting gain from repurchase of the convertible voting preferred stock was $3.6 million. The gain was recorded in retained earnings and was reflected as a component of net income attributable to common stockholders. For more information regarding our convertible voting preferred stock, see Note B. Equity Transactions and Note C. Business Combinations for further information.

S.  STATUTORY FINANCIAL INFORMATION

     State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. The use of such permitted practices by Ceres and its insurance subsidiaries did not have a material effect on their statutory equity at December 31, 2002 and 2001.

     Statutory accounting practices prescribed or permitted by regulatory authorities for Ceres' insurance subsidiaries differ from generally accepted accounting principles. Shareholders' equity and net income, unaudited, as determined in accordance with statutory accounting practices, for Ceres and its subsidiaries are summarized as follows:

                                                                       STATUTORY CAPITAL AND
                                        STATUTORY NET GAIN (LOSS)             SURPLUS
                                         YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                     -------------------------------   ---------------------
                                       2002       2001       2000        2002        2001
                                     --------   --------   ---------   ---------   ---------
                                                            UNAUDITED
                                                     (DOLLARS IN THOUSANDS)
Central Reserve(1).................  $  6,767   $(17,968)   $(1,046)    $30,584     $27,399
Provident American Life(1).........    (1,329)    (5,085)      (419)      3,215       3,947
Continental General(2).............   (13,684)    (6,411)    (2,831)     33,755      48,072
United Benefit Life(1).............      (187)    (2,391)    (1,564)      3,378       3,004
Pyramid Life(2)....................      (105)     1,008      2,874      22,299      22,320

---------------

(1) Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life. Central Reserve's statutory net gain
    (loss) for the years ended December 31, 2002 and 2001 includes losses of Provident American Life and United Benefit Life.

(2) Statutory capital and surplus for Continental General includes Pyramid Life.

     Generally, the capital and surplus of Ceres' insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. However,

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

payments of the amounts as dividends may be subject to approval by regulatory authorities. Ceres' insurance subsidiaries cannot pay any dividends in 2003 without prior regulatory approval.

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

     The NAIC also has Risk-Based Capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The Company calculated the risk-based capital for its insurance subsidiaries as of December 31, 2002 using the applicable RBC formula. Based on these calculations, the RBC levels of each of the insurance subsidiaries, except Continental General, exceeded the levels required by regulatory authorities. Continental General's statutory capital level was below "Company Action Level" at December 31, 2002. However, after the addition of the statutory capital generated from the sale of Pyramid Life, Continental General's RBC level will exceed the levels required by regulatory authorities.

T.  COMPREHENSIVE INCOME

     Comprehensive income is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002      2001     2000
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Net income (loss)........................................  $(2,401)  $2,332   $16,450
Other comprehensive income, net of tax:
  Unrealized gain on securities, net of tax of $5,885,
     $37 and $0, respectively (1)........................   12,173    7,280    11,806
  Other..................................................      186     (455)      210
                                                           -------   ------   -------
     Comprehensive income................................  $ 9,958   $9,157   $28,466
                                                           =======   ======   =======

---------------

(1) Net of reclassification adjustments for net gains (losses) included in net income.

U.  COMPUTATION OF NET INCOME PER COMMON SHARE

     Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. In 2001, the diluted earnings per share calculation was adjusted for a one time net gain on repurchase of the convertible voting preferred stock. All stock options and warrants were antidilutive for the

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

year ended December 31, 2002 and therefore are excluded from the calculation of diluted earnings per share. Basic and diluted weighted average shares of common stock are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Weighted average shares:
  BASIC..........................................  34,019,063   17,751,919   15,260,160
  Convertible voting preferred stock.............          --           --      535,851
  Stock awards and incremental shares from
     assumed exercise of stock options...........          --       38,226      629,344
                                                   ----------   ----------   ----------
  DILUTED........................................  34,019,063   17,790,145   16,425,355
                                                   ==========   ==========   ==========

V.  EMPLOYEE BENEFIT PLAN

     The Company sponsors the Ceres Group, Inc. 401(k) Plan, a defined contribution 401(k) savings plan (the Plan). Effective January 1, 2001, the Plan was amended to increase the employer match (Company Match Contribution) to 50% of the first 6% of each participant's salary deferrals.

     Effective June 1, 2002, the Plan was amended so that participants can elect to make pre-tax contributions from 1% to 25% of their compensation and after-tax contributions were no longer permitted. In addition to the Company Match Contribution, Ceres will match 100% of each participant's contributions (Stock Match Contribution) to the Ceres Group, Inc. Stock Fund, up to maximum of $1,000 per year provided the participant agrees that the pre-tax contributions will not be transferred out of the fund for a minimum of one year.

     In addition, Ceres may contribute a Profit Sharing Contribution to the Plan, as determined by the Board of Directors. All eligible, active employees who have worked over 1,000 hours during the plan year and who are employed on the last day of the plan year share in this contribution. Participants who leave employment during the plan year due to retirement, death or disability will also share in the contribution. There were no Profit Sharing Contributions made for the 2002, 2001 and 2000 plan years, respectively.

     A participant's interest in the Company Match Contribution, Stock Match Contribution and Profit Sharing Contribution allocated to the participant's account becomes vested over a five-year graded vesting schedule with 100% vesting over five years. Total matching contributions by the Company were approximately $642,000 for 2002, $768,000 for 2001, and $376,000 for 2000.

W.  OPERATING SEGMENTS

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products included in the medical segment include catastrophic and comprehensive medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities, including investment income, interest expense, and corporate expenses of the parent company.

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the last three years attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits)

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums....................................  $370,029   $402,214   $372,816
     Investment income, realized gains (losses)......     8,511     11,644      9,014
     Other income....................................    30,481     37,772     36,086
                                                       --------   --------   --------
                                                        409,021    451,630    417,916
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   291,789    328,803    286,387
     Other operating expenses........................   123,183    129,382    121,991
     Special charges.................................        --      7,097         --
                                                       --------   --------   --------
                                                        414,972    465,282    408,378
                                                       --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest and preferred stock
     transactions....................................  $ (5,951)  $(13,652)  $  9,538
                                                       ========   ========   ========
SENIOR AND OTHER
  Revenues
     Net premiums....................................  $170,107   $153,308   $109,566
     Investment income, realized gains (losses)......    17,566     15,285     14,508
     Other income....................................     3,067      3,341      2,597
                                                       --------   --------   --------
                                                        190,740    171,934    126,671
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   129,235    115,040     84,174
     Other operating expenses........................    46,637     43,316     25,324
                                                       --------   --------   --------
                                                        175,872    158,356    109,498
                                                       --------   --------   --------
  Segment profit before federal income taxes,
     minority interest and preferred stock
     transactions....................................  $ 14,868   $ 13,578   $ 17,173
                                                       ========   ========   ========

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
CORPORATE AND OTHER
  Revenues
     Investment income, realized gains (losses)......  $    443   $    623   $    521
                                                       --------   --------   --------
  Expenses
     Interest and financing expenses.................     2,001      4,679      5,566
     Other operating expenses........................     1,567      3,264      2,019
     Special charges.................................     2,381         --         --
                                                       --------   --------   --------
                                                          5,949      7,943      7,585
                                                       --------   --------   --------
  Segment loss before federal income taxes, minority
     interest and preferred stock transactions.......  $ (5,506)  $ (7,320)  $ (7,064)
                                                       ========   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  FEDERAL INCOME TAXES, MINORITY INTEREST AND
  PREFERRED STOCK TRANSACTIONS.......................  $  3,411   $ (7,394)  $ 19,647
                                                       ========   ========   ========

     We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. The Company also expanded the detail of its disclosures for 2002, 2001 and 2000, which included certain reclassifications.

X.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     OTHER POLICYHOLDERS' FUNDS -- The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     MORTGAGE NOTE PAYABLE, DEBT AND REINSURANCE PAYABLE -- The carrying amounts reported in the consolidated balance sheets for the mortgage note payable and long-term debt approximates their fair value.

     Carrying amounts and estimated fair values of financial instruments at December 31, 2002 and 2001, are summarized as follows:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Investments
  Fixed maturities available for sale......  $388,057    $388,057    $376,969    $376,969
  Surplus notes............................     5,151       5,151       5,211       5,211
  Policy notes.............................     3,843       3,843       3,678       3,678
  Mortgage loans...........................        52          52          57          57
Cash and cash equivalents..................    32,118      32,118      68,506      68,506
Premiums receivable........................     4,810       4,810       4,986       4,986
Reinsurance receivable.....................   170,075     170,075     217,360     217,360
LIABILITIES
Annuity reserves...........................   160,388     156,218     179,369     174,313
Other policyholders' funds.................    23,610      23,610      28,659      28,659
Debt.......................................    25,003      25,003      31,000      31,000

Y.  CONCENTRATIONS OF CREDIT RISK

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

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2002, Hannover maintained an "A" rating from the A.M. Best Company. The Company performs periodic evaluations of this reinsurer's credit standing.

                        DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Z.  QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 2002 and 2001. All prior quarters have been reclassed to reflect the pending sale of Pyramid Life:

                                                       FIRST        SECOND       THIRD        FOURTH
                                                     ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Revenues.........................................   $153,127     $149,683     $148,474     $148,920
  Benefits, claims, losses and settlement
     expenses......................................    107,662      113,203       97,478      102,681
  Selling, general and administrative and other
     expenses......................................     45,369       46,006       42,106       41,751
  Special charges..................................      2,381           --           --           --
  Income (loss) from continuing operations.........      1,011       (5,440)       4,219        2,327
  Discontinued operations:
     Income from operations of Pyramid Life, net of
       tax.........................................        517        1,649        3,078        1,865
     Loss on sale of Pyramid Life, net of tax......         --           --           --      (11,627)
  Income (loss) from discontinued operations.......        517        1,649        3,078       (9,762)
  Net income (loss)................................      1,528       (3,791)       7,297       (7,435)
  Net income (loss) attributable to common
     stockholders..................................      1,528       (3,791)       7,297       (7,435)
  Basic earnings (loss) per share:
     Continuing operations.........................       0.03        (0.16)        0.12         0.07
     Discontinued operations.......................       0.02         0.05         0.09        (0.29)
     Net income....................................       0.05        (0.11)        0.21        (0.22)
  Diluted earnings (loss) per share:
     Continuing operations.........................       0.03        (0.16)        0.12         0.07
     Discontinued operations.......................       0.02         0.05         0.09        (0.29)
     Net income....................................       0.05        (0.11)        0.21        (0.22)
2001
  Revenues.........................................   $150,365     $154,451     $160,673     $158,698
  Benefits, claims, losses and settlement
     expenses......................................    114,276      109,227      108,785      111,555
  Selling, general and administrative and other
     expenses......................................     47,254       50,732       47,598       51,424
  Special charges..................................      7,097           --           --           --
  Income (loss) from continuing operations.........     (7,626)      (1,047)       1,830        1,314
  Income (loss) from discontinued operations.......        529        1,758        3,728        1,846
  Net income (loss)................................     (7,097)         711        5,558        3,160
  Gain on repurchase of the convertible voting
     preferred stock, net of dividends.............       (185)        (187)        (207)       3,406
  Net income (loss) attributable to common
     stockholders..................................     (7,282)         524        5,351        6,566
  Basic earnings (loss) per share
     Continuing operations.........................      (0.45)       (0.07)        0.09         0.25
     Discontinued operations.......................       0.03         0.10         0.21         0.10
     Net income....................................      (0.42)        0.03         0.30         0.35
  Diluted earnings (loss) per share
     Continuing operations.........................      (0.45)       (0.07)        0.09         0.25
     Discontinued operations.......................       0.03         0.10         0.20         0.10
     Net income....................................      (0.42)        0.03         0.29         0.35

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2002       2001
                                                              --------   --------
ASSETS
Investment in subsidiaries(1)...............................  $199,774   $193,901
Cash and cash equivalents...................................       138     14,021
Property and equipment, net.................................       272        381
Other assets................................................     9,665      4,725
                                                              --------   --------
          Total assets......................................  $209,849   $213,028
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt......................................................  $ 25,003   $ 31,000
  Other liabilities(2)......................................    17,322     25,453
                                                              --------   --------
       Total liabilities....................................    42,325     56,453
                                                              --------   --------
Stockholders' equity
  Non-voting preferred stock................................        --         --
  Convertible voting preferred stock........................        --         --
  Common stock..............................................        34         34
  Additional paid-in capital................................   133,052    132,061
  Retained earnings.........................................    21,430     23,831
  Accumulated other comprehensive income....................    13,008        649
                                                              --------   --------
          Total stockholders' equity........................   167,524    156,575
                                                              --------   --------
          Total liabilities and stockholders' equity........  $209,849   $213,028
                                                              ========   ========

---------------

(1) Eliminated in consolidation.

(2) Includes $9.5 million and $8.0 million in advances from non-regulated subsidiaries in 2002 and 2001, respectively.

                 See accompanying independent auditors' report.

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               2002      2001      2000
                                                              -------   -------   -------
REVENUES
Dividend income(1)..........................................  $ 6,300   $11,200   $    --
Rental income(2)............................................    1,736     1,406     1,170
Net realized gains..........................................      434       180        --
Net investment income.......................................        9        26        97
                                                              -------   -------   -------
                                                                8,479    12,812     1,267

EXPENSES
Selling, general and administrative expenses................    5,580     8,097     4,015
                                                              -------   -------   -------
Income (loss) before income tax benefit and equity in
  undistributed income (loss) of subsidiaries...............    2,899     4,715    (2,748)
Income tax benefit..........................................   (1,186)   (2,270)     (962)
                                                              -------   -------   -------
Income (loss) before equity in undistributed income (loss)
  of subsidiaries...........................................    4,085     6,985    (1,786)
Equity in undistributed (loss) income of subsidiaries(3)....   (6,486)   (4,653)   18,236
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................   (2,401)    2,332    16,450
Gain on repurchase of preferred stock, net of dividends.....       --     2,827      (327)
                                                              -------   -------   -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $(2,401)  $ 5,159   $16,123
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

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2002       2001       2000
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ (2,401)  $  2,332   $ 16,450
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Equity in undistributed loss (income) of subsidiaries
    (1).....................................................     6,486      4,653    (18,236)
  Depreciation..............................................       109        352        470
  Net realized gains........................................      (434)      (180)        --
  Decrease (increase) in other assets.......................    (4,940)    (1,612)     1,303
  Increase (decrease) in other liabilities..................    (1,160)    (5,067)    (1,915)
  Increase in net advances from non-regulated subsidiaries
    (1).....................................................     1,463      1,685      6,336
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........      (877)     2,163      4,408
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Capital contributions to regulated subsidiaries (1).......    (8,000)   (26,500)    (3,500)
  Capital contribution to Continental General for the
    acquisition of Pyramid Life Insurance Company (1).......        --         --    (33,272)
  Increase in investment in subsidiaries (1)................        --       (141)    (2,877)
  Proceeds from sale of Cleveland headquarters..............        --     15,586         --
  Purchase of property and equipment........................        --        (36)      (618)
                                                              --------   --------   --------
Net cash used in investing activities.......................    (8,000)   (11,091)   (40,267)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Increase in debt borrowings...............................        --     10,000     15,000
  Principal payments on debt................................    (5,997)   (28,000)    (6,000)
  Principal payments on mortgage note payable...............        --     (8,018)      (139)
  Proceeds from public equity offering......................        --     46,511         --
  Proceeds from private placement of common stock, net of
    acquisition costs.......................................        --         --     21,096
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................       991      2,624      1,560
  Repurchase of convertible voting preferred stock..........        --     (5,000)        --
  Proceeds from private placement of preferred stock........        --         --      7,500
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    (5,006)    18,117     39,017
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................   (13,883)     9,189      3,158
Cash and cash equivalents at beginning of year..............    14,021      4,832      1,674
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    138   $ 14,021   $  4,832
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

                                                                    SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                                                                                                                      BENEFITS,
                                                   FUTURE POLICY              OTHER POLICY                             CLAIMS,
                                      DEFERRED       BENEFITS,                 CLAIMS AND                  NET       LOSSES AND
                                     ACQUISITION    LOSSES AND     UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
                                        COSTS         CLAIMS       PREMIUMS     PAYABLE      REVENUE      INCOME      EXPENSES
                                     -----------   -------------   --------   ------------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 2002
  Medical..........................    $41,869       $  9,281      $10,535      $ 97,050     $370,029    $ 7,317      $291,789
  Senior and other.................     33,022        318,104       26,145        50,888      170,107     16,932       129,235
  Corporate and other..............         --             --           --            --           --          9            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $74,891       $327,385      $36,680      $147,938     $540,136    $24,258      $421,024
                                       =======       ========      =======      ========     ========    =======      ========
YEAR ENDED DECEMBER 31, 2001
  Medical..........................    $39,202       $ 11,258      $10,591      $144,064     $402,214    $ 9,634      $328,803
  Senior and other.................     29,732        331,499       26,477        42,719      153,308     15,210       115,040
  Corporate and other..............         --             --           --            --           --        443            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $68,934       $342,757      $37,068      $186,783     $555,522    $25,287      $443,843
                                       =======       ========      =======      ========     ========    =======      ========
YEAR ENDED DECEMBER 31, 2000
  Medical..........................    $33,187       $  9,221      $ 8,621      $130,709     $372,816    $ 9,164      $286,387
  Senior and other.................     20,038        337,746       25,005        34,037      109,566     14,486        84,174
  Corporate and other..............         --             --           --            --           --        521            --
                                       -------       --------      -------      --------     --------    -------      --------
         Total.....................    $53,225       $346,967      $33,626      $164,746     $482,382    $24,171      $370,561
                                       =======       ========      =======      ========     ========    =======      ========

                                      NET (DEFERRAL)
                                       AMORTIZATION
                                      AND CHANGE IN
                                       ACQUISITION
                                     COSTS AND VALUE      OTHER
                                       OF BUSINESS      OPERATING
                                         ACQUIRED       EXPENSES
                                     ----------------   ---------
YEAR ENDED DECEMBER 31, 2002
  Medical..........................      $ (2,450)      $125,633
  Senior and other.................        (1,395)        48,032
  Corporate and other..............            --          5,949
                                         --------       --------
         Total.....................      $ (3,845)      $179,614
                                         ========       ========
YEAR ENDED DECEMBER 31, 2001
  Medical..........................      $(11,687)      $148,166
  Senior and other.................       (10,031)        53,347
  Corporate and other..............            --          7,943
                                         --------       --------
         Total.....................      $(21,718)      $209,456
                                         ========       ========
YEAR ENDED DECEMBER 31, 2000
  Medical..........................      $(14,129)      $136,120
  Senior and other.................       (13,862)        39,186
  Corporate and other..............            --          7,585
                                         --------       --------
         Total.....................      $(27,991)      $182,891
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

SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                         PERCENTAGE
                                                                                             OF
                                                   CEDED TO     ASSUMED                    AMOUNT
                                       GROSS        OTHER      FROM OTHER      NET       ASSUMED TO
                                       AMOUNT     COMPANIES    COMPANIES      AMOUNT        NET
                                     ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2002
Life insurance in force............  $3,296,906   $1,603,135    $    --     $1,693,771      N/M
                                     ==========   ==========    =======     ==========
Premiums
  Life insurance...................  $   18,742   $    8,301    $   135     $   10,576      1.3%
  Accident and health insurance....     634,225      104,652        (13)       529,560      N/M
                                     ----------   ----------    -------     ----------
                                     $  652,967   $  112,953    $   122     $  540,136      N/M
                                     ==========   ==========    =======     ==========
YEAR ENDED DECEMBER 31, 2001
Life insurance in force............  $3,913,107   $2,077,299    $40,670     $1,876,478      2.2%
                                     ==========   ==========    =======     ==========
Premiums
  Life insurance...................  $   19,268   $   10,543    $   570     $    9,295      6.1%
  Accident and health insurance....     719,922      180,557      6,862        546,227      1.3%
                                     ----------   ----------    -------     ----------
                                     $  739,190   $  191,100    $ 7,432     $  555,522      1.3%
                                     ==========   ==========    =======     ==========
YEAR ENDED DECEMBER 31, 2000
Life insurance in force............  $4,042,892   $2,183,516    $80,178     $1,939,554      4.1%
                                     ==========   ==========    =======     ==========
Premiums
  Life insurance...................  $   19,999   $    5,711    $   999     $   15,287      6.5%
  Accident and health insurance....     702,171      250,894     15,818        467,095      3.4%
                                     ----------   ----------    -------     ----------
                                     $  722,170   $  256,605    $16,817     $  482,382      3.5%
                                     ==========   ==========    =======     ==========

---------------

N/M = not meaningful

                 See accompanying independent auditors' report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on May 20, 2003. We expect to file the Proxy Statement on or about April 10, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  EQUITY COMPENSATION PLAN INFORMATION

     As of December 31, 2002, the following table presents information regarding all of the company's option plans or awards with respect to Equity Compensation Plans approved by our stockholders:

                                                                                          NUMBER OF SHARES OF
                                                NUMBER OF SHARES OF                        OUR COMMON STOCK
                                                 OUR COMMON STOCK     WEIGHTED-AVERAGE-   REMAINING AVAILABLE
                                                 TO BE ISSUED UPON    EXERCISE PRICE OF   FOR FUTURE ISSUANCE
                                                    EXERCISE OF          OUTSTANDING          UNDER EACH
PLAN NAME                                       OUTSTANDING OPTIONS        OPTIONS            PLAN/AWARD
---------                                       -------------------   -----------------   -------------------
1998 Key Employee Share Incentive Plan........   1,483,628 shares           $6.39           516,372 shares
Peter W. Nauert Employee Agreement (7/3/98)...     500,000 shares            8.50               -0- shares
  Total.......................................   1,983,628 shares                           516,372 shares

     As of December 31, 2002, the following table presents information regarding all of the Company's option plans or awards with respect to Equity Compensation Plans not previously approved by our stockholders:

                                                  NUMBER OF SHARES OF                           NUMBER OF SHARES OF
                                                   OUR COMMON STOCK                              OUR COMMON STOCK
                                                   TO BE ISSUED UPON     WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                                      EXERCISE OF        EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
PLAN NAME                                         OUTSTANDING OPTIONS   OUTSTANDING OPTIONS       EACH PLAN/AWARD
---------                                         -------------------   -------------------   -----------------------
1998 Employee Stock Option Plan.................    243,000 shares             $7.96                -0- shares*
1999 Special Agents' Stock Option Plan..........     78,706 shares              5.94                -0- shares*
Employment Agreement for Val Rajic (8/10/99)....     75,000 shares              6.50                -0- shares
Employment Agreement for
  Charles E. Miller, Jr. (10/1/98)..............    100,000 shares              6.50                -0- shares
Retainer Agreement for Billy B. Hill, Jr.
  (7/3/98)......................................    125,000 shares              7.50                -0- shares
Andrew A. Boemi.................................     15,000 shares              8.25                -0- shares
  Total.........................................    636,706 shares                                  -0- shares

---------------

* Plan terminated by Board of Directors and no future grants will be made. The outstanding grants under the plan were not affected by the termination.

     For additional information regarding our equity compensation plans, see "Note Q -- Stock Plans" in the accompanying consolidated financial statements in this Form 10-K.

     Additional information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our 2003 Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our 2003 annual meeting of stockholders to be held on May 20, 2003.

ITEM 14.   CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Filed documents.

     The following documents are filed as part of this report:

     1.  Financial Statements.

        Ceres Group, Inc. and Subsidiaries:  Audit Report.

        Consolidated Balance Sheets -- December 31, 2002 and 2001.

        Consolidated Statements of Operations -- Years ended December 31, 2002,
           2001 and 2000.

        Consolidated Statements of Stockholders' Equity -- Years ended December
           31, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows -- Years ended December 31, 2002,
           2001 and 2000.

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

     (b) Reports on Form 8-K: Form 8-K report filed on December 26, 2002 disclosing the announcement of definitive agreement to sell Pyramid Life to a subsidiary of Universal American Financial Corp.

     (c) Exhibits.

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR   FORM OR              EXHIBIT
                    EXHIBITS                        FILE NUMBER     REPORT     DATE      NUMBER
                    --------                      ---------------   -------  ---------   -------
Plan of acquisition, reorganization,
arrangement, liquidation, or succession
     Amended and Restated Stock Purchase                0-8483       10-K    Mar. 1998      2.2
     Agreement, dated March 30, 1998, by and
     among Strategic Partners, Insurance
     Partners, L.P., Insurance Partners Offshore
     (Bermuda), L.P., and Central Reserve.
     Merger Agreement and Plan of Reorganization        0-8483        8-K    Dec. 1998      2.1
     dated December 8, 1998 between Central
     Reserve Life Corporation and Ceres Group,
     Inc.
     Stock Purchase Agreement dated as of               0-8483        8-K    Feb. 1999      2.2
     November 4, 1998 between The Western &
     Southern Life Insurance Company and Ceres
     Group, Inc.
     Purchase Agreement dated October 7, 1999,          0-8483        8-K    Aug. 2000      2.1
     by and between United Insurance Company of
     America and Ceres Group, Inc.
     Amendment of Purchase Agreement by and             0-8483        8-K    Aug. 2000      2.2
     between United Insurance Company of America
     and Ceres Group, Inc. dated as of April 17,
     2000.
     Amendment No. 2 to Purchase Agreement by           0-8483        8-K    Aug. 2000      2.3
     and between United Insurance Company of
     America and Ceres Group, Inc. dated as of
     July 5, 2000.
     Purchase Agreement, dated December 20,             0-8483        8-K    Dec. 2002      2.4
     2002, by and among Continental General
     Insurance Company, Ceres Group, Inc.,
     Pennsylvania Life Insurance Company, and
     Universal American Financial Corp.
Articles of Incorporation and By-laws
     Certificate of Incorporation of Ceres              0-8483        8-K    Dec. 1998      3.1
     Group, Inc. as filed with Secretary of
     Delaware on October 22, 1998.
     Certificate of Amendment of the Certificate        0-8483        8-K    Aug. 2000      3.1
     of Incorporation of Ceres Group, Inc. dated
     July 25, 2000.
     Amended and Restated Bylaws of Ceres Group,        0-8483       10-Q    Aug. 2002      3.2
     Inc.

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR   FORM OR              EXHIBIT
                    EXHIBITS                        FILE NUMBER     REPORT     DATE      NUMBER
                    --------                      ---------------   -------  ---------   -------
Instruments defining the rights of security
holders, including indentures
     Stockholders Agreement, dated as of July 1,        0-8483        8-K    Feb. 1999      4.2
     1998 by and among Ceres Group, Inc. (as
     successor-in-interest to Central Reserve
     Life Corporation) and the security holders
     listed on the signature pages thereof.
     Amended and Restated Registration Rights           0-8483        8-K    Aug. 2000      4.1
     Agreement dated as of July 25, 2000 between
     Ceres Group, Inc. (as successor-in-interest
     to Central Reserve Life Corporation) and
     the persons and entities set forth on the
     signature pages attached thereto.
     Form of Stockholders Agreement between             0-8483        S-1    Apr. 2001      4.5
     QQLink.com, Inc., Ceres Group, Inc. and the
     persons and entities listed on the
     signature pages thereto.
Material Contracts
     Reinsurance Agreement between Central              0-8483       10-K    Mar. 1998    10.10
     Reserve Life Insurance Company and Hannover
     Life Reassurance Company of America (f/k/a
     Reassurance Company of Hannover).
     Administrative Services Agreement, dated           0-8483      10-K/A   Mar. 1998    10.12
     March 25, 1998 by and between Mutual
     Management Company, Inc. and Central
     Reserve Life Insurance Company.
     Employment Agreement, dated October 1,             0-8483       10-K    Mar. 1999    10.20
     1998, by and between Charles E. Miller, Jr.
     and Ceres Group, Inc.
     Reinsurance Agreement dated February 1,            0-8483       10-K    Mar. 1999    10.21
     1999, between Continental General Life
     Insurance Company and Hannover Life
     Reassurance Company of America (f/k/a
     Reassurance Company of Hannover).
     Credit Agreement dated February 17, 1999,          0-8483        8-K    Feb. 1999    10.22
     among Ceres Group, Inc., the lending
     institutions and the Chase Manhattan Bank,
     as Administrative Agent.
     First Amendment to the Credit Agreement,           0-8483        8-K    Aug. 2000     10.2
     dated as of May 3, 1999, among Ceres Group,
     Inc., the lending institutions party to the
     Credit Agreement and the Chase Manhattan
     Bank, as Administrative Agent.

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR   FORM OR              EXHIBIT
                    EXHIBITS                        FILE NUMBER     REPORT     DATE      NUMBER
                    --------                      ---------------   -------  ---------   -------
     Second Amendment to Credit Agreement, dated        0-8483        8-K    Aug. 2000     10.3
     as of July 25, 2000, among Ceres Group,
     Inc., the lending institutions party to the
     Credit Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Employment Agreement, dated October 1,             0-8483       10-K    Apr. 2001     10.3
     1999, by and between Anthony J. Pino and
     Ceres Group, Inc.
     Third Amendment to Credit Agreement, dated         0-8483       10-Q    Nov. 2000     10.1
     as of September 22, 2000, among Ceres
     Group, Inc., the lending institutions party
     to the Credit Agreement and the Chase
     Manhattan Bank, as Administrative Agent.
     Fourth Amendment to Credit Agreement, dated        0-8483       10-K    Apr. 2001     10.4
     as of December 13, 2000, among Ceres Group,
     Inc., the lending institutions party to the
     Credit Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Fifth Amendment to Credit Agreement, dated         0-8483       10-K    Apr. 2001     10.5
     as of February 16, 2001, among Ceres Group,
     Inc., the lending institutions party to the
     Credit Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Sixth Amendment to Credit Agreement, dated         0-8483        S-1    Apr. 2001    10.25
     as of March 30, 2001, among Ceres Group,
     Inc., the lending institutions party to the
     Credit Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Ceres Group, Inc. 1998 Key Employee Share          0-8483        S-1    Apr. 2001    10.26
     Incentive Plan.
     Ceres Group, Inc. 1998 Employee Stock              0-8483        S-1    Apr. 2001    10.27
     Option Plan.
     Ceres Group, Inc. 1999 Special Agent's             0-8483        S-1    Apr. 2001    10.28
     Stock Option Plan.
     Ceres Group, Inc. 2000 Employee Stock              0-8483        S-8    Apr. 2001      4.1
     Purchase Plan.
     Ceres Group, Inc. 2000 Agent Stock Purchase        0-8483        S-8    Apr. 2001      4.2
     Plan.
     Employment Agreement dated April 10, 2001,      333-59784        S-1    Apr. 2001    10.30
     by and between Bruce M. Henry and Ceres
     Group, Inc.
     Amendment No. 1 to Employment Agreement         333-59784        S-1    Apr. 2001    10.31
     dated April 10, 2001, by and between
     Anthony J. Pino and Ceres Group, Inc.

                                                  INCORPORATED BY
                                                   REFERENCE TO
                                                  REGISTRATION OR   FORM OR              EXHIBIT
                    EXHIBITS                        FILE NUMBER     REPORT     DATE      NUMBER
                    --------                      ---------------   -------  ---------   -------
     Amendment No. 1 to Employment Agreement            0-8483        S-1    Apr. 2001    10.32
     dated April 10, 2001, by and between
     Charles E. Miller.
     Employment Agreement, dated April 10, 2001,     333-59784       S-1/A   Nov. 2001    10.29
     by and between Peter W. Nauert and Ceres
     Group, Inc.
     Seventh Amendment to Credit Agreement,             0-8483       10-Q    May 2001     10.35
     dated as of May 17, 2001, among Ceres
     Group, Inc., the lending institutions party
     to the Credit Agreement referred to therein
     and the Chase Manhattan Bank, as
     Administrative Agent.
     Lease Agreement, dated as of July 31, 2001,        0-8483       10-Q    Aug. 2001    10.37
     between Royalton Investors, LLC and Big T
     Investments, LLC and Ceres Group, Inc.
     Eighth Amendment to the Credit Agreement,          0-8483        8-K    Jan. 2002    10.38
     dated as of December 18, 2001, among Ceres
     Group, Inc., the lending institutions party
     to the Credit Agreement and JPMorgan Chase,
     as Administrative Agent.
     Transition Agreement, dated as of April 15,        0-8483       10-Q    May 2002     10.38
     2002, between Ceres Group, Inc. and Peter
     W. Nauert.
     Employment Agreement, dated as of July 9,          0-8483       10-Q    Aug. 2002    10.39
     2002, between Ceres Group, Inc. and Thomas
     J. Kilian.
     Employment Agreement, effective as of                   *                            10.40
     December 17, 2002 between Ceres Group, Inc.
     and David I. Vickers.
     Ninth Amendment to the Credit Agreement,                *                            10.41
     dated as of March 31, 2003, among Ceres
     Group, Inc., the lending institutions party
     to the Credit Agreement and JPMorgan Chase,
     as Administrative Agent.
Subsidiaries of the registrant
     Subsidiaries.                                           *                             21.1
Consents of expert and counsel.
     Consent of Ernst & Young LLP.                           *                             23.1
Certification pursuant to 18 U.S.C. Section                  *                             99.1
  1350, as adopted pursuant to Section 906 of
  the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CERES GROUP, INC.

Date: March 31, 2003                                          By: /s/ THOMAS J. KILIAN
                                               -----------------------------------------------------
                                              Thomas J. Kilian, President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

March 31, 2003                                               By: /s/ THOMAS J. KILIAN
                                              -------------------------------------------------------
                                                           Thomas J. Kilian, President,
                                                       Chief Executive Officer, and Director
                                                           (principal executive officer)

March 31, 2003                                               By: /s/ DAVID I. VICKERS
                                              -------------------------------------------------------
                                                  David I. Vickers, Executive Vice President and
                                                              Chief Financial Officer
                                                   (principal financial and accounting officer)

March 31, 2003                                                By: /s/ ANDREW A. BOEMI
                                              -------------------------------------------------------
                                                             Andrew A. Boemi, Director

March 31, 2003                                              By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

March 31, 2003                                               By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 31, 2003                                               By: /s/ SUSAN S. FLEMING
                                              -------------------------------------------------------
                                                            Susan S. Fleming, Director

March 31, 2003                                                By: /s/ ROBERT J. LUNN
                                              -------------------------------------------------------
                                                             Robert J. Lunn, Director

March 31, 2003                                                By: /s/ PETER W. NAUERT
                                              -------------------------------------------------------
                                                             Peter W. Nauert, Director

March 31, 2003                                                By: /s/ WILLIAM J. RUH
                                              -------------------------------------------------------
                                                             William J. Ruh, Director

March 31, 2003                                                By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director

              CERTIFICATIONS PURSUANT TO 17 CFR SECTION 240.13a-14

I, Thomas J. Kilian, President and Chief Executive Officer of Ceres Group, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Ceres Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ THOMAS J. KILIAN
------------------------------------
Thomas J. Kilian
President and Chief Executive
Officer
(Principal Executive Officer)

I, David I. Vickers, Executive Vice President and Chief Financial Officer of Ceres Group, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Ceres Group, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID I. VICKERS
------------------------------------
David I. Vickers
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

     Simultaneously with the filing of this annual report on Form 10-K, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

                                 EXHIBIT INDEX

                                           INCORPORATED BY
                                            REFERENCE TO
                                           REGISTRATION OR   FORM OR               EXHIBIT
                EXHIBITS                     FILE NUMBER     REPORT      DATE      NUMBER
                --------                   ---------------   -------   ---------   -------
Plan of acquisition, reorganization,
arrangement, liquidation, or succession.
     Amended and Restated Stock Purchase         0-8483       10-K     Mar. 1998      2.2
     Agreement, dated March 30, 1998, by
     and among Strategic Partners,
     Insurance Partners, L.P., Insurance
     Partners Offshore (Bermuda), L.P.,
     and Central Reserve.
     Merger Agreement and Plan of                0-8483        8-K     Dec. 1998      2.1
     Reorganization dated December 8,
     1998 between Central Reserve Life
     Corporation and Ceres Group, Inc.
     Stock Purchase Agreement dated as of        0-8483        8-K     Feb. 1999      2.2
     November 4, 1998 between The Western
     & Southern Life Insurance Company
     and Ceres Group, Inc.
     Purchase Agreement dated October 7,         0-8483        8-K     Aug. 2000      2.1
     1999, by and between United
     Insurance Company of America and
     Ceres Group, Inc.
     Amendment of Purchase Agreement by          0-8483        8-K     Aug. 2000      2.2
     and between United Insurance Company
     of America and Ceres Group, Inc.
     dated as of April 17, 2000.
     Amendment No. 2 to Purchase                 0-8483        8-K     Aug. 2000      2.3
     Agreement by and between United
     Insurance Company of America and
     Ceres Group, Inc. dated as of July
     5, 2000.
     Purchase Agreement, dated December          0-8483        8-K     Dec. 2002      2.4
     20, 2002, by and among Continental
     General Insurance Company, Ceres
     Group, Inc., Pennsylvania Life
     Insurance Company, and Universal
     American Financial Corp.
Articles of Incorporation and By-laws
     Certificate of Incorporation of             0-8483        8-K     Dec. 1998      3.1
     Ceres Group, Inc. as filed with
     Secretary of Delaware on October 22,
     1998.
     Certificate of Amendment of the             0-8483        8-K     Aug. 2000      3.1
     Certificate of Incorporation of
     Ceres Group, Inc. dated July 25,
     2000.
     Amended and Restated Bylaws of Ceres        0-8483       10-Q     Aug. 2002      3.2
     Group, Inc.

                                           INCORPORATED BY
                                            REFERENCE TO
                                           REGISTRATION OR   FORM OR               EXHIBIT
                EXHIBITS                     FILE NUMBER     REPORT      DATE      NUMBER
                --------                   ---------------   -------   ---------   -------
Instruments defining the rights of
security holders, including indentures
     Stockholders Agreement, dated as of         0-8483        8-K     Feb. 1999      4.2
     July 1, 1998 by and among Ceres
     Group, Inc. (as
     successor-in-interest to Central
     Reserve Life Corporation) and the
     security holders listed on the
     signature pages thereof.
     Amended and Restated Registration           0-8483        8-K     Aug. 2000      4.1
     Rights Agreement dated as of July
     25, 2000 between Ceres Group, Inc.
     (as successor-in-interest to Central
     Reserve Life Corporation) and the
     persons and entities set forth on
     the signature pages attached
     thereto.
     Form of Stockholders Agreement              0-8483        S-1     Apr. 2001      4.5
     between QQLink.com, Inc., Ceres
     Group, Inc. and the persons and
     entities listed on the signature
     pages thereto.
Material Contracts
     Reinsurance Agreement between               0-8483       10-K     Mar. 1998    10.10
     Central Reserve Life Insurance
     Company and Hannover Life
     Reassurance Company of America
     (f/k/a Reassurance Company of
     Hannover).
     Administrative Services Agreement,          0-8483      10-K/A    Mar. 1998    10.12
     dated March 25, 1998 by and between
     Mutual Management Company, Inc. and
     Central Reserve Life Insurance
     Company.
     Employment Agreement, dated October         0-8483       10-K     Mar. 1999    10.20
     1, 1998, by and between Charles E.
     Miller, Jr. and Ceres Group, Inc.
     Reinsurance Agreement dated February        0-8483       10-K     Mar. 1999    10.21
     1, 1999, between Continental General
     Life Insurance Company and Hannover
     Life Reassurance Company of America
     (f/k/a Reassurance Company of
     Hannover).
     Credit Agreement dated February 17,         0-8483        8-K     Feb. 1999    10.22
     1999, among Ceres Group, Inc., the
     lending institutions and the Chase
     Manhattan Bank, as Administrative
     Agent.
     First Amendment to the Credit               0-8483        8-K     Aug. 2000     10.2
     Agreement, dated as of May 3, 1999,
     among Ceres Group, Inc., the lending
     institutions party to the Credit
     Agreement and the Chase Manhattan
     Bank, as Administrative Agent.

                                           INCORPORATED BY
                                            REFERENCE TO
                                           REGISTRATION OR   FORM OR               EXHIBIT
                EXHIBITS                     FILE NUMBER     REPORT      DATE      NUMBER
                --------                   ---------------   -------   ---------   -------
     Second Amendment to Credit                  0-8483        8-K     Aug. 2000     10.3
     Agreement, dated as of July 25,
     2000, among Ceres Group, Inc., the
     lending institutions party to the
     Credit Agreement and the Chase
     Manhattan Bank, as Administrative
     Agent.
     Employment Agreement, dated October         0-8483       10-K     Apr. 2001     10.3
     1, 1999, by and between Anthony J.
     Pino and Ceres Group, Inc.
     Third Amendment to Credit Agreement,        0-8483       10-Q     Nov. 2000     10.1
     dated as of September 22, 2000,
     among Ceres Group, Inc., the lending
     institutions party to the Credit
     Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Fourth Amendment to Credit                  0-8483       10-K     Apr. 2001     10.4
     Agreement, dated as of December 13,
     2000, among Ceres Group, Inc., the
     lending institutions party to the
     Credit Agreement and the Chase
     Manhattan Bank, as Administrative
     Agent.
     Fifth Amendment to Credit Agreement,        0-8483       10-K     Apr. 2001     10.5
     dated as of February 16, 2001, among
     Ceres Group, Inc., the lending
     institutions party to the Credit
     Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Sixth Amendment to Credit Agreement,        0-8483        S-1     Apr. 2001    10.25
     dated as of March 30, 2001, among
     Ceres Group, Inc., the lending
     institutions party to the Credit
     Agreement and the Chase Manhattan
     Bank, as Administrative Agent.
     Ceres Group, Inc. 1998 Key Employee         0-8483        S-1     Apr. 2001    10.26
     Share Incentive Plan.
     Ceres Group, Inc. 1998 Employee             0-8483        S-1     Apr. 2001    10.27
     Stock Option Plan.
     Ceres Group, Inc. 1999 Special              0-8483        S-1     Apr. 2001    10.28
     Agent's Stock Option Plan.
     Ceres Group, Inc. 2000 Employee             0-8483        S-8     Apr. 2001      4.1
     Stock Purchase Plan.
     Ceres Group, Inc. 2000 Agent Stock          0-8483        S-8     Apr. 2001      4.2
     Purchase Plan.
     Employment Agreement dated April 10,     333-59784        S-1     Apr. 2001    10.30
     2001, by and between Bruce M. Henry
     and Ceres Group, Inc.
     Amendment No. 1 to Employment            333-59784        S-1     Apr. 2001    10.31
     Agreement dated April 10, 2001, by
     and between Anthony J. Pino and
     Ceres Group, Inc.

                                           INCORPORATED BY
                                            REFERENCE TO
                                           REGISTRATION OR   FORM OR               EXHIBIT
                EXHIBITS                     FILE NUMBER     REPORT      DATE      NUMBER
                --------                   ---------------   -------   ---------   -------
     Amendment No. 1 to Employment               0-8483        S-1     Apr. 2001    10.32
     Agreement dated April 10, 2001, by
     and between Charles E. Miller.
     Employment Agreement, dated April        333-59784       S-1/A    Nov. 2001    10.29
     10, 2001, by and between Peter W.
     Nauert and Ceres Group, Inc.
     Seventh Amendment to Credit                 0-8483       10-Q     May 2001     10.35
     Agreement, dated as of May 17, 2001,
     among Ceres Group, Inc., the lending
     institutions party to the Credit
     Agreement referred to therein and
     the Chase Manhattan Bank, as
     Administrative Agent.
     Lease Agreement, dated as of July           0-8483       10-Q     Aug. 2001    10.37
     31, 2001, between Royalton
     Investors, LLC and Big T
     Investments, LLC and Ceres Group,
     Inc.
     Eighth Amendment to the Credit              0-8483        8-K     Jan. 2002    10.38
     Agreement, dated as of December 18,
     2001, among Ceres Group, Inc., the
     lending institutions party to the
     Credit Agreement and JPMorgan Chase,
     as Administrative Agent.
     Transition Agreement, dated as of           0-8483       10-Q     May 2002     10.38
     April 15, 2002, between Ceres Group,
     Inc. and Peter W. Nauert.
     Employment Agreement, dated as of           0-8483       10-Q     Aug. 2002    10.39
     July 9, 2002, between Ceres Group,
     Inc. and Thomas J. Kilian.
     Employment Agreement, effective as               *                             10.40
     of December 17, 2002 between Ceres
     Group, Inc. and David I. Vickers.
     Ninth Amendment to the Credit                    *                             10.41
     Agreement, dated as of March 31,
     2003, among Ceres Group, Inc., the
     lending institutions party to the
     Credit Agreement and JPMorgan Chase,
     as Administrative Agent.
Subsidiaries of the registrant.
     Subsidiaries.                                    *                              21.1
Consents of expert and counsel.
     Consent of Ernst & Young LLP.                    *                              23.1
Certification pursuant to 18 U.S.C.                   *                              99.1
  Section 1350, as adopted pursuant to
  Section 906 of the Sarbanes-Oxley Act
  of 2002.

---------------

* Filed herewith.