Form 10-Q
period 2003-03-31
CERES GROUP INC
filed 2003-05-15
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003     COMMISSION FILE NUMBER 0-8483



                                CERES GROUP, INC.
             (Exact name of registrant as specified in its charter)



                      DELAWARE                                                             34-1017531
          ---------------------------------                                     ------------------------------------
          (State or other jurisdiction of                                       (I.R.S. Employer Identification No.)
           incorporation or organization)

        17800 ROYALTON ROAD, CLEVELAND, OHIO                                                 44136
------------------------------------------------------                                    ------------
      (Address of principal executive offices)                                             (Zip Code)


                                 (440) 572-2400
                 ----------------------------------------------
                    (Registrant's telephone number, including
                                   area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes (X)  No (   )

     The number of shares of common stock, par value $0.001 per share, outstanding as of May 1, 2003 was 34,238,164.

                       CERES GROUP, INC. AND SUBSIDIARIES


                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                           PAGE

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                    and December 31, 2002                                                                        1

               Condensed Consolidated Statements of Operations - Three months ended
                    March 31, 2003 and 2002 (Unaudited)                                                          2

               Condensed Consolidated Statement of Stockholders' Equity - Three
                    months ended March 31, 2003 (Unaudited)                                                      3

               Condensed Consolidated Statements of Cash Flows - Three months
                    ended March 31, 2003 and 2002 (Unaudited)                                                    4

               Notes to Condensed Consolidated Financial Statements - March 31, 2003
                    (Unaudited)                                                                                  5

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       17

Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                        29

Item 4.        Controls and Procedures                                                                          29

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                30

Item 2.        Changes in Securities and Use of Proceeds                                                        30

Item 3.        Defaults Upon Senior Securities                                                                  30

Item 4.        Submission of Matters to a Vote of Security Holders                                              30

Item 5.        Other Information                                                                                30

Item 6.        Exhibits and Reports on Form 8-K                                                                 30

SIGNATURES                                                                                                      31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  MARCH 31,          DECEMBER 31,
                                                                                                    2003                2002
                                                                                               ----------------   -----------------
                                                                                                  (UNAUDITED)          (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                              $405,934          $388,057
    Surplus notes                                                                                      5,128             5,151
    Policy and mortgage loans                                                                          4,022             3,895
                                                                                                    --------          --------
        Total investments                                                                            415,084           397,103
Cash and cash equivalents (of which $8,401 and $7,703 is restricted, respectively)                    93,918            32,118
Accrued investment income                                                                              4,565             5,236
Premiums receivable                                                                                    5,210             4,810
Reinsurance receivable                                                                               152,581           170,075
Property and equipment, net                                                                            6,115             5,387
Assets of Pyramid Life                                                                                  --             157,774
Deferred acquisition costs                                                                            74,825            74,891
Value of business acquired                                                                            15,409            16,084
Goodwill                                                                                              10,657            10,657
Licenses                                                                                               3,586             3,586
Other assets                                                                                           6,617             9,760
                                                                                                    --------          --------
                   TOTAL ASSETS                                                                     $788,567          $887,481
                                                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                                       $338,437          $327,385
    Unearned premiums                                                                                 38,802            36,680
    Other policy claims and benefits payable                                                         146,060           147,938
                                                                                                    --------          --------
                                                                                                     523,299           512,003
Deferred reinsurance gain                                                                             10,535            11,037
Other policyholders' funds                                                                            21,690            23,610
Debt                                                                                                  13,733            25,003
Liabilities of Pyramid Life                                                                             --             102,457
Deferred federal income taxes                                                                         13,678            11,746
Other liabilities                                                                                     33,301            34,101
                                                                                                    --------          --------
             TOTAL LIABILITIES                                                                       616,236           719,957
                                                                                                    --------          --------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued              --                --
    Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares
        authorized, none issued                                                                         --                --
    Common stock, $0.001 par value, 50,000,000 shares authorized, 34,238,164 and
        34,232,610 shares issued and outstanding, respectively                                            34                34
    Additional paid-in capital                                                                       133,063           133,052
    Retained earnings                                                                                 28,809            21,430
    Accumulated other comprehensive income                                                            10,425            13,008
                                                                                                    --------          --------
             TOTAL STOCKHOLDERS' EQUITY                                                              172,331           167,524
                                                                                                    --------          --------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $788,567          $887,481
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -----------------------------
                                                                              2003                2002
                                                                           ---------           ---------

  REVENUES
  Premiums, net
       Medical                                                             $  85,119           $  94,879
       Senior and other                                                       42,857              42,670
                                                                           ---------           ---------
         Total premiums, net                                                 127,976             137,549
  Net investment income                                                        5,524               6,457
  Net realized gains                                                             584                 116
  Fee and other income                                                         6,342               7,967
  Amortization of deferred reinsurance gain                                      657               1,038
                                                                           ---------           ---------
                                                                             141,083             153,127
                                                                           ---------           ---------
  BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                                                62,506              73,913
       Senior and other                                                       33,800              33,749
                                                                           ---------           ---------
         Total benefits, claims, losses and settlement expenses               96,306             107,662
  Selling, general and administrative expenses                                38,180              45,369
  Net (deferral) amortization and change in acquisition costs and
     value of business acquired                                                  401              (4,343)
  Interest expense and financing costs                                           429                 530
  Special charge                                                                --                 2,381
                                                                           ---------           ---------
                                                                             135,316             151,599
                                                                           ---------           ---------
  Income from continuing operations before federal income
     taxes and minority interest                                               5,767               1,528
  Federal income tax expense                                                   2,020                 531
                                                                           ---------           ---------
  Income from continuing operations after tax and before
     minority interest                                                         3,747                 997
  Minority interest                                                              (10)                (14)
                                                                           ---------           ---------
  INCOME FROM CONTINUING OPERATIONS                                            3,757               1,011
                                                                           ---------           ---------

  Discontinued operations
     Income from operations of Pyramid Life (less tax expense of
        $3,223 and $305, respectively)                                         5,732                 517
     Loss on sale of Pyramid Life (less tax benefit of $79)                   (2,110)               --
                                                                           ---------           ---------

  INCOME FROM DISCONTINUED OPERATIONS                                          3,622                 517
                                                                           ---------           ---------
  NET INCOME                                                               $   7,379           $   1,528
                                                                           =========           =========

  BASIC EARNINGS PER SHARE
     Continuing operations                                                 $    0.11           $    0.03
     Discontinued operations                                                    0.11                0.02
                                                                           ---------           ---------
     Net income                                                            $    0.22           $    0.05
                                                                           =========           =========

  DILUTED EARNINGS PER SHARE
     Continuing operations                                                 $    0.11           $    0.03
     Discontinued operations                                                    0.11                0.02
                                                                           ---------           ---------
     Net income                                                            $    0.22           $    0.05
                                                                           =========           =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)






COMMON STOCK
      Balance at March 31, 2003                                               $         34
                                                                              ============


ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year                                                  $    133,052
Issuance of stock:
   Employee benefit plans                                                               11
                                                                              ------------
      Balance at March 31, 2003                                               $    133,063
                                                                              ============


RETAINED EARNINGS
Balance at beginning of year                                                  $     21,430
Net income                                                                           7,379
                                                                              ------------
      Balance at March 31, 2003                                               $     28,809
                                                                              ============


ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance at beginning of year                                                  $     13,008
Unrealized gain on securities, net of tax expense of $742                            1,382
Realized gains due to the sale of Pyramid Life, net of tax of $2,016                (3,744)
Other                                                                                 (221)
                                                                              ------------
      Balance at March 31, 2003                                               $     10,425
                                                                              ============


TOTAL STOCKHOLDERS' EQUITY                                                    $    172,331
                                                                              ============


NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year                                                    34,232,610
Issuance of stock:
   Employee benefit plans                                                            5,554
                                                                              ------------
      Balance at March 31, 2003                                                 34,238,164
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ---------------------------
                                                                                         2003               2002
                                                                                       --------           --------
OPERATING ACTIVITIES
    Net income                                                                         $  7,379           $  1,528
    Adjustments to reconcile net income to cash provided by (used in)
      continuing operating activities:
        Net income from discontinued operations                                          (3,622)              (517)
        Depreciation and amortization                                                       858                753
        Net realized gains (losses)                                                        (584)              (116)
        Deferred federal income taxes                                                     1,364               (120)
        Changes in assets and liabilities:
           Accrued investment income                                                        671                701
           Reinsurance and premiums receivable                                           17,094             11,838
           Deferred acquisition costs                                                      (274)            (4,917)
           Value of business acquired                                                       675                574
           Other assets                                                                   2,193               (489)
           Future policy benefits, claims and funds payable                               7,747            (16,562)
           Unearned premium                                                               2,122              3,154
           Deferred reinsurance gain                                                       (501)            (1,038)
           Federal income taxes payable/recoverable                                         950                573
           Other liabilities                                                               (693)           (12,772)
                                                                                       --------           --------
Net cash provided by (used in) operating activities                                      35,379            (17,410)
                                                                                       --------           --------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                             (1,000)              (108)
    Purchase of fixed maturities available-for-sale                                     (44,406)           (50,479)
    Increase in policy and mortgage loans, net                                             (127)               (12)
    Proceeds from sales of fixed maturities available-for-sale                           12,911             16,486
    Proceeds from calls and maturities of fixed maturities available-for sale            15,495             10,617
    Net proceeds from sale of Pyramid Life                                               55,300               --
                                                                                       --------           --------
Net cash provided by (used in) investing activities                                      38,173            (23,496)
                                                                                       --------           --------

FINANCING ACTIVITIES
    Increase in annuity account balances                                                  4,120              2,270
    Decrease in annuity account balances                                                 (4,613)            (7,537)
    Principal payments on debt                                                          (11,270)            (3,000)
    Proceeds from issuance of common stock related to employee benefit plans                 11                161
                                                                                       --------           --------
Net cash used in financing activities                                                   (11,752)            (8,106)
                                                                                       --------           --------
NET INCREASE (DECREASE) IN CASH                                                          61,800            (49,012)
Cash and cash equivalents at beginning of year                                           32,118             68,506
                                                                                       --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 93,918           $ 19,494
                                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                           $    412           $    759
    Cash paid during the period for federal income taxes                                   --                 --




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The condensed consolidated financial statements for March 31, 2003 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and the discontinued operations of Pyramid Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our previously reported consolidated financial statements for the three month period ended March 31, 2002 have been reclassified to present the discontinued operations of Pyramid Life separate from continuing operations to conform to the current year's presentation.

     The balance sheet presented at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

      Unless the context indicates otherwise, "we," "our" and "us" refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2003 and December 31, 2002, restricted cash was $8.4 million and $7.7 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated financial statements.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     No stock-based employee compensation cost is reflected in net income, as all options granted under our plan generally had an exercise price equal to or higher than the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123.

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  ----------------------------
                                                                                    2003                 2002
                                                                                  ---------          ---------

                                                                                  (dollars in thousands, except
                                                                                        per share amounts)

Net income, as reported                                                           $   7,379          $   1,528

Total stock-based employee compensation expense
     determined under fair value based method for all awards, net of tax                 --               (145)
                                                                                  ---------          ---------
PRO FORMA NET INCOME                                                              $   7,379          $   1,383
                                                                                  =========          =========

Earnings per share
     Basic-as reported                                                            $    0.22          $    0.05
     BASIC-PRO FORMA                                                              $    0.22          $    0.04

     Diluted-as reported                                                          $    0.22          $    0.05
     DILUTED-PRO FORMA                                                            $    0.22          $    0.04

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     NEW ACCOUNTING PRONOUNCEMENT

     In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue No. 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The adoption of this standard did not have a material effect on our results of operations, financial position or liquidity.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

B. DEBT

                                                  MARCH 31,          DECEMBER 31,
                                                    2003                 2002
                                                -----------          ------------
                                                       (dollars in thousands)

     Bank credit facility                       $    13,733          $     25,003
                                                ===========          ============

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

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

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 3.0% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 4.0% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At March 31, 2003, the interest rate on our tranche A term loan balance of $8.7 million was 7.3% per annum and our $5.0 million CIT tranche B term loan was 7.8% per annum. In conjunction with the sale of Pyramid Life and the partial pay down of the term loans on March 31, 2003, the tranche A and tranche B term loans were converted from Eurodollar Loans to Base Rate Loans. The remaining loan balances of tranche A and tranche B were subsequently converted back to Eurodollar Loans following the partial pay down.

     The credit agreement, as amended, contains financial and other covenants that among other things:

      - prohibit the payment of cash dividends on, or the repurchase of, shares of our common stock;

      -  restrict the creation of liens and sales of assets;

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

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

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

      -  permitted the sale of Pyramid Life;

      - required $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

      - waived the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

      - excluded intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

      - increased the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively, and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

      - restructured the tranche A term loan debt payments as follows: quarterly principal payments of $547,000 through November 17, 2003, $509,000 through November 17, 2004, and a payment of approximately $5,040,000 on February 17, 2005; and

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------


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

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At March 31, 2003, we were in compliance with our credit agreement, as amended and waived.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business declines, fee income declines. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of the insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

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

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                            -----------------------------
                                                               2003                2002
                                                            ---------           ---------
                                                                (DOLLARS IN THOUSANDS)

PREMIUMS, NET
     Direct                                                 $ 152,256           $ 170,623
     Assumed                                                     --                    17
     Ceded                                                    (24,280)            (33,091)
                                                            ---------           ---------
        Total premiums, net                                 $ 127,976           $ 137,549
                                                            =========           =========

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES            $ 112,779           $ 134,721
Reinsurance recoveries                                        (16,473)            (27,059)
                                                            ---------           ---------
        Total benefits, claims, losses and
           settlement expenses                              $  96,306           $ 107,662
                                                            =========           =========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Commissions                                            $  20,621           $  26,610
     Other operating expenses                                  22,767              26,037
     Reinsurance expenses                                        --                   255
     Reinsurance allowances                                    (5,208)             (7,533)
                                                            ---------           ---------
         Total selling, general and administrative
            expenses                                        $  38,180           $  45,369
                                                            =========           =========

     We have reclassified certain prior period amounts in accordance with current year treatment.

D. DISCONTINUED OPERATIONS

      On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life, which was primarily included in our senior segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. for $57.5 million in cash, subject to further adjustment based on Pyramid Life's statutory capital and surplus as of March 31. Net proceeds from the sale were used to strengthen Continental General's statutory capital and repay $10.0 million of our bank debt. Additionally, we will continue to process Pyramid Life's business for a period of six to 18 months after the sale through an administrative services agreement. The total loss from the sale (net of taxes and expenses incurred) is expected to be $13.7 million. Accordingly, we adjusted the carrying value of

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

Pyramid Life's assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.1 million loss on the sale at March 31, 2003. As a result of the sale, Pyramid Life's operations were classified as discontinued operations and prior years' financial information has been reclassified.

     Summarized financial data for Pyramid Life's operations are as follows:

          STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ---------------------------
                                                                 2003               2002
                                                               --------           --------
                                                                  (dollars in thousands)
REVENUES
Premiums, net                                                  $ 27,964           $ 22,642
Net investment income                                             1,568              1,755
Net realized gains (losses)                                       5,965                (5)
                                                               --------           --------
                                                                 35,497             24,392
                                                               --------           --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses                 20,285             18,257
Selling, general and administrative expenses                      8,702              6,981
Net (deferral) amortization and change in acquisition
   costs and value of business acquired                          (2,445)            (1,954)
Special charge                                                     --                  286
                                                               --------           --------
                                                                 26,542             23,570
                                                               --------           --------
Income from operations before federal income taxes                8,955                822
Federal income tax expense                                        3,223                305
                                                               --------           --------
INCOME FROM OPERATIONS                                            5,732                517
                                                               --------           --------

Loss on sale of Pyramid Life                                     (2,189)              --
Federal income tax benefit                                          (79)              --
                                                               --------           --------
LOSS ON SALE OF PYRAMID LIFE, NET                                (2,110)              --
                                                               --------           --------
INCOME FROM DISCONTINUED OPERATIONS                            $  3,622           $    517
                                                               ========           ========


                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

      BALANCE SHEET

                                                         DECEMBER 31,
                                                             2002
                                                         ------------
                                                         (dollars in
                                                          thousands)
ASSETS
Investments                                                $106,231
Cash and cash equivalents                                     6,411
Accrued investment income                                     1,391
Premiums receivable                                             312
Reinsurance receivable                                        7,808
Property and equipment, net                                   1,000
Deferred acquisition costs                                   16,150
Value of business acquired                                   15,067
Other assets                                                  3,404
                                                           --------
          TOTAL ASSETS                                      157,774
                                                           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued                      96,866
Intercompany payable                                          1,797
Other liabilities                                             3,794
                                                           --------
          TOTAL LIABILITIES                                 102,457
                                                           --------
NET ASSETS OF DISCONTINUED OPERATIONS                      $ 55,317
                                                           ========

E. SPECIAL CHARGE

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

F.  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is as follows:

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                         2003              2002
                                                                       -------           -------
                                                                          (DOLLARS IN THOUSANDS)

Net income                                                             $ 7,379           $ 1,528

Other comprehensive income (loss), net of tax:
   Unrealized gain (loss) on securities, net of tax
      expense (benefit) of $742 and $(942),
      respectively (1)                                                   1,382            (5,139)
   Realized gain due to the sale of Pyramid Life,
      net of tax of $2,016                                              (3,744)             --
   Other                                                                  (221)              (56)
                                                                       -------           -------
      Comprehensive income (loss)                                      $ 4,796           $(3,667)
                                                                       =======           =======

-----------
(1) Net of reclassification adjustments for net gains (losses) included in net income.

G.  EARNINGS PER SHARE

     Basic and diluted earnings per common share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Basic and diluted weighted average shares of common stock are as follows:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               ------------------------------
                                                                  2003                2002
                                                               ----------          ----------
Weighted average shares:

     BASIC                                                     34,236,313          33,900,336
     Stock awards and incremental shares from
         assumed exercise of stock options                           --                31,582
                                                               ----------          ----------
     DILUTED                                                   34,236,313          33,931,918
                                                               ==========          ==========

H.  CONTINGENCIES

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

I.  OPERATING SEGMENTS

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: medical, senior and other, and corporate and other. Products included in the medical segment include catastrophic and comprehensive major medical plans. Significant products in the senior and other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The corporate and other segment encompasses all other activities, including investment income, interest expense, and corporate expenses, of the parent company.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three month period ended March 31, 2003 and 2002 attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                               -----------------------------
                                                                  2003                2002
                                                               ---------           ---------
                                                                   (DOLLARS IN THOUSANDS)
MEDICAL
     Revenues
          Net premiums                                         $  85,119           $  94,879
          Investment income, realized gains (losses)               1,652               1,992
          Other income                                             6,491               8,309
                                                               ---------           ---------
                                                                  93,262             105,180
                                                               ---------           ---------
     Expenses
          Benefits and claims                                     62,506              73,913
          Other operating expenses                                26,777              29,596
                                                               ---------           ---------
                                                                  89,283             103,509
                                                               ---------           ---------
      Segment profit before federal income
          taxes and minority interest                          $   3,979           $   1,671
                                                               =========           =========
SENIOR AND OTHER
      Revenues
          Net premiums                                         $  42,857           $  42,670
          Investment income, realized gains (losses)               4,339               4,467
          Other income                                               508                 696
                                                               ---------           ---------
                                                                  47,704              47,833
                                                               ---------           ---------
      Expenses
           Benefits and claims                                    33,800              33,749
           Other operating expenses                               11,409              11,065
                                                               ---------           ---------
                                                                  45,209              44,814
                                                               ---------           ---------
      Segment profit before federal income taxes and
           minority interest                                   $   2,495           $   3,019
                                                               =========           =========
CORPORATE AND OTHER
      Revenues
           Investment income, realized gains (losses)          $     117           $     114
                                                               ---------           ---------

      Expenses
            Interest and financing costs                             429                 530
            Other operating expenses                                 395                 365
            Special charge                                          --                 2,381
                                                               ---------           ---------
                                                                     824               3,276
                                                               ---------           ---------
      Segment loss before federal income taxes
            and minority interest                              $    (707)          $  (3,162)
                                                               =========           =========

INCOME FROM CONTINUING OPERATIONS BEFORE
      FEDERAL INCOME TAXES AND MINORITY INTEREST               $   5,767           $   1,528
                                                               =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report, as well as, the Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2002 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements" for further information.

OVERVIEW

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The senior segment includes senior health, life and annuity products for Americans age 55 and over. The major medical segment includes major medical health insurance for individuals, families, associations and small businesses.

     Our insurance subsidiaries include Central Reserve Life Insurance
Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders and its business was substantially wound down at December 31, 2002. Provident American Life also has discontinued new sales activities and currently has approximately 3,000 active policyholders.

CRITICAL ACCOUNTING POLICIES

     Refer to Critical Accounting Policies in our 2002 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

RESULTS OF OPERATIONS

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. for approximately $57.5 million in cash, subject to further adjustment based on Pyramid Life's statutory capital and surplus at March 31. Results of continuing operations for the three months ended March 31, 2003 and 2002 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. Therefore, the financial information excludes the operations of Pyramid Life for the periods presented. Financial data for the first quarter of 2002 was reclassified to reflect the sale of Pyramid Life. The net assets, results of operations, and cash flows of Pyramid Life were reported separately as discontinued operations of a subsidiary in our consolidated financial statements for the periods presented. See Note D. Discontinued Operations to our condensed consolidated financial statements for further information.

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

                                                                                                                  INCREASE
                                             THREE MONTHS                 THREE MONTHS                         (DECREASE) FROM
                                                ENDED           % OF         ENDED             % OF             PREVIOUS YEAR
                                               MARCH 31,    CONSOLIDATED    MARCH 31,      CONSOLIDATED    ------------------------
                                                 2003         REVENUES       2002            REVENUES        DOLLARS         %
                                             ------------   ------------  ------------     -------------   ----------- ------------

                                                                     (dollars in thousands, except per share amounts)
Premiums, net

      Medical                                  $  85,119         60.3%    $  94,879           62.0%        $  (9,760)       (10.3)%
      Senior and other                            42,857         30.4        42,670           27.8               187          0.4
                                               ---------        -----     ---------          -----         ---------
           Total                                 127,976         90.7       137,549           89.8            (9,573)        (7.0)


Net investment income                              5,524          3.9         6,457            4.2              (933)       (14.4)

Net realized gains                                   584          0.4           116            0.1               468          N/M

Fee and other income                               6,342          4.5         7,967            5.2            (1,625)       (20.4)
Amortization of deferred
   reinsurance gain                                  657          0.5         1,038            0.7              (381)       (36.7)
                                               ---------        -----     ---------          -----         ---------
           Consolidated revenues                 141,083        100.0       153,127          100.0           (12,044)        (7.9)
                                               ---------        -----     ---------          -----         ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                     62,506         44.3        73,913           48.3           (11,407)       (15.4)
      Senior and other                            33,800         24.0        33,749           22.0                51          0.2
                                               ---------        -----     ---------          -----         ---------
           Total                                  96,306         68.3       107,662           70.3           (11,356)       (10.5)

Selling, general and administrative
   expenses                                       38,180         27.1        45,369           29.6            (7,189)       (15.8)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                          401          0.2        (4,343)          (2.8)            4,744         N/M

Interest expense and financing costs                 429          0.3           530            0.3              (101)       (19.1)

Special charge                                        --           --         2,381            1.6            (2,381)      (100.0)
                                               ---------        -----     ---------          -----         ---------
                                                 135,316         95.9       151,599           99.0           (16,283)       (10.7)
                                               ---------        -----     ---------          -----         ---------
Income from continuing operations
   before federal income taxes and
   minority interest                               5,767          4.1         1,528            1.0             4,239        277.4
Federal income tax expense                         2,020          1.4           531            0.3             1,489        280.4
                                               ---------        -----      --------          -----         ---------
Income from continuing operations
   after tax and before minority interest          3,747          2.7           997            0.7             2,750        275.8
Minority interest                                    (10)          --           (14)            --                 4         28.6
                                               ---------        -----     ---------          -----         ---------
INCOME FROM CONTINUING
   OPERATIONS                                      3,757          2.7         1,011            0.7             2,746        271.6
                                               ---------        -----     ---------          -----         ---------
Discontinued operations:
   Income from operations of Pyramid
      Life, net of tax                             5,732          4.0           517            0.3             5,215         N/M
   Loss on sale of Pyramid Life, net of
      tax                                         (2,110)        (1.5)           --             --            (2,110)        N/M
                                               ---------        -----     ---------          -----         ---------
INCOME FROM DISCONTINUED
   OPERATIONS                                      3,622          2.5           517            0.3             3,105         N/M
                                               ---------        -----     ---------          -----         ---------

NET INCOME                                     $   7,379          5.2%    $   1,528            1.0%        $   5,851        382.9
                                               =========        =====     =========          =====         =========

Basic earnings per share                       $    0.22                  $    0.05                        $    0.17        340.0

Diluted earnings per share                          0.22                       0.05                             0.17        340.0

------------
N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended March 31, 2003, total net premiums were $128.0 million, a decrease of 7.0%, from $137.5 million for the same quarter in 2002.

     MEDICAL

     Medical premiums for the quarter ended March 31, 2003 were $85.1 million compared to $94.9 million for the quarter ended March 31, 2002, a decrease of 10.3%. The decrease in medical premiums was primarily the result of a 31% decrease in major medical certificates in force due to the cancellation of medical business in unprofitable states offset by a lower level of reinsurance and renewal premium increases averaging 20.0% to 30.0%.

     SENIOR AND OTHER

     Senior and other premiums were $42.9 million for the quarter ended March 31, 2003 compared to $42.7 million for the quarter ended March 31, 2002, an increase of 0.4%. The increase in senior and other premiums was primarily the result of premium rate increases offset by a decrease in certificates in force due to other companion products to the medical business.

OTHER REVENUES

     Net investment income was $5.5 million for the first quarter of 2003 compared to $6.5 million for the first quarter of 2002, a decrease of 14.4%, due primarily to a decrease in invested assets and a lower yield.

     Net realized gains increased to $0.6 million for the first quarter of 2003 compared to $0.1 million for the first quarter of 2002 as a result of gains generated on the sale of CMOs.

     Fee and other income decreased to $6.3 million for the quarter ended March 31, 2003 compared to $8.0 million for the same quarter of 2002, a decrease of 20.4%. This decrease was primarily attributable to the cancellation of medical business in certain unprofitable states and a decline in new business.

     The amortization of deferred reinsurance gain of $0.7 million for the quarter ended March 31, 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $10.5 million at March 31, 2003 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $1.0 million for the quarter ended March 31, 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $96.3 million for the quarter ended March 31, 2003 compared to $107.7 million for the same quarter in 2002, a decrease of 10.5%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $62.5 million for the quarter ended March 31, 2003 compared to $73.9 million for the same quarter in 2002, a decrease of 15.4%. The decrease was primarily a result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. The medical loss ratio was 73.4% for the quarter ended March 31, 2003 compared to 77.9% for the same quarter of 2002. The medical loss ratio decreased due to the cancellation of business in poor performing markets, as well as pricing increases.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses slightly increased to $33.8 million for the quarter ended March 31, 2003 compared to $33.7 million for the same quarter of 2002. The senior and other loss ratio was 78.9% for the first quarter of 2003 compared to 79.1% for the first quarter of 2002 primarily due to lower utilization in the Medicare segment offset by higher utilization in the long-term care business.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $38.2 million in the first quarter of 2003 compared to $45.4 million in the first quarter of 2002, a decrease of 15.8%. Commissions decreased $6.0 million and other operating expenses decreased $3.5 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $2.3 million as a result of a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.1% in the first quarter of 2003 compared to 29.6% in the first quarter of 2002 primarily due to the decrease in the overall commissions rate as a result of lower new sales, the reduction in the workforce at our Cleveland facility and economies of scale achieved from the conversion of the senior business to our Kansas City facility in 2002, offset by the decrease in reinsurance allowances due to a lower volume of ceded premiums as a result of our cancelled business.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $0.4 million for the first quarter of 2003 compared to a net deferral of $4.3 million for the first quarter of 2002. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales and a $0.1 million increase in the amortization of VOBA.

     Interest expense and financing costs decreased to $0.4 million in the first quarter of 2003 compared to $0.5 million in the first quarter of 2002 as a result of a decrease in outstanding debt.

     A federal income tax expense of $2.0 million, or 35.0% of the income before federal taxes, was established for the first quarter of 2003. In the first quarter of 2002, federal income tax expense was $0.5 million, or 34.8% of the income before federal taxes.

     Income from continuing operations was $3.8 million, or $0.11 per share, for the first quarter of 2003 compared to $1.0 million, or $0.03 per share, for the first quarter of 2002. Income from the operations of Pyramid Life (classified as discontinued operations) was $3.6 million, or $0.11 per share, (which included $3.9 million of net realized investment gains, $1.8 million of operating income and a loss on the sale of $2.1 million) for the first quarter of 2003 compared to

$0.5 million, or $0.02 per share, for the first quarter of 2002. As a result of the foregoing, for the first quarter of 2003, net income was $7.4 million, or $0.22 basic and diluted income per share of common stock, compared to $1.5 million, or $0.05 basic and diluted income per share of common stock, for the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts. Net cash provided by operating activities for the quarter ended March 31, 2003 was $35.4 million compared to net cash used in operating activities of $17.4 million at March 31, 2002. The net cash provided at March 31, 2003 was primarily due to a decrease in reinsurance receivable related to first quarter settlements and an increase in future policy benefits payable due to the assumption of reserves from Pyramid Life related to a new reinsurance treaty established in conjunction with the Pyramid Life sale.

     Assets decreased 11.1% to $788.6 million at March 31, 2003 from $887.5 million at March 31, 2002 due to the sale of Pyramid Life. Assets of $415.1 million, or 52.6% of the total assets, were in investments at March 31, 2003. Fixed maturities, our primary investment, were $405.9 million, or 97.8% of total investments, at March 31, 2003. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at March 31, 2003.

     Approximately 94.1% of our bonds were of investment grade quality at March 31, 2003. In addition to the fixed maturities, we also had $93.9 million in cash and cash equivalents (including the cash proceeds from the sale of Pyramid Life) of which $8.4 million was restricted at March 31, 2003.

     The total reinsurance receivable was $152.6 million at March 31, 2003. Of this amount, $150.3 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     The total policy liabilities and benefits accrued were 84.9% of the total liabilities at March 31, 2003 compared to 71.1% at March 31, 2002. This increase was primarily due to the sale of Pyramid Life.

     CREDIT AGREEMENT. To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. Any amount outstanding on the revolver had to be repaid on February 17, 2002. The revolver bore interest at the same rate choices as the tranche A term loan. On February 17, 2002, the balance of the revolver was permanently repaid from proceeds of our December 2001 public offering.

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

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 3.0% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 4.0% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At March 31, 2003, the interest rate on our tranche A term loan balance of $8.7 million was 7.3% per annum and our $5.0 million CIT tranche B term loan was 7.8% per annum. In conjunction with the sale of Pyramid Life and the partial pay down of the term loans on March 31, 2003, the tranche A and tranche B term loans were converted from Eurodollar Loans to Base Rate Loans. The remaining loan balances of tranche A and tranche B were subsequently converted back to Eurodollar Loans following the partial pay down.

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

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

      -  permitted the sale of Pyramid Life;

      - required $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

      - waived the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

      - excluded intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

      - increased the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively, and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

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

     The following schedule summarizes current and future contractual obligations as of March 31, 2003:

                                                                       PAYMENTS DUE BY YEAR
                                            -------------------------------------------------------------------------------
                                                           LESS THAN 1
     CONTRACTUAL OBLIGATIONS                 TOTAL            YEAR           1-3 YEARS        4-5 YEARS       AFTER 5 YEARS
     -----------------------                -------        -----------       ---------        ---------       -------------
                                                                       (dollars in thousands)

Long-term debt                              $13,733          $ 3,035          $10,698          $  --            $  --

Operating leases                             28,837            3,022            4,925            3,994           16,896
                                            -------          -------          -------          -------          -------

     Total contractual obligations          $42,570          $ 6,057          $15,623          $ 3,994          $16,896
                                            =======          =======          =======          =======          =======

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At March 31, 2003, we were in compliance with our credit agreement, as amended or waived.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business declines, fee income declines. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of our insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     We have three segments: medical, which includes catastrophic and comprehensive major medical plans; senior and other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and corporate and other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note I. Operating Segments, to the Notes to our Condensed Consolidated Financial Statements for further information.

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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies' operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company's state of domicile. For example, states have statutory risk-based capital, or RBC, requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2002, our risk-based capital levels for each of our insurance subsidiaries, except for Continental General, exceeded the levels required by regulatory authorities. Continental General's statutory capital level was below "Company Action Level" at December 31, 2002. However, after the addition of the capital generated from the sale of Pyramid Life on March 31, 2003, Continental General's risk-based capital level exceeded the levels required by regulatory authorities.

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

     All of our fixed maturity investments are reported at fair market value at March 31, 2003. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at March 31, 2003 were $8.0 million and $6.6 million, respectively.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $10.6 million after-tax at March 31, 2003. This amount represents approximately 6.2% of our stockholders' equity at such date.

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

NEW ACCOUNTING PRONOUNCEMENT

     See Note A. Summary of Business and Significant Accounting Policies, to the notes to our condensed consolidated financial statements for a discussion of recently issued Accounting Standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits: 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CERES GROUP, INC.


Date: May 15, 2003                By:  /s/ David I. Vickers
     ----------------                  --------------------
                                       David I. Vickers
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Chief Accounting Officer)

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

Date:  May 15, 2003


 /s/ Thomas J. Kilian
---------------------------
THOMAS J. KILIAN
President and Chief Executive Officer
(Principal Executive Officer)







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

Date:  May 15, 2003


 /s/ David I. Vickers
-------------------------
DAVID I. VICKERS
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)


Simultaneously with the filing of this quarterly report on Form 10-Q, the Company submitted to the Securities and Exchange Commission the certification of this report by its chief executive and chief financial officer required by 18 U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.