Form 10-Q
period 2003-06-30
CERES GROUP INC
filed 2003-08-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003      COMMISSION FILE NUMBER 0-8483



                                CERES GROUP, INC.
             (Exact name of registrant as specified in its charter)




                 DELAWARE                                 34-1017531
     ---------------------------------         ---------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                         No.)

   17800 ROYALTON ROAD, CLEVELAND, OHIO                    44136
 ----------------------------------------                -----------
 (Address of principal executive offices)                (Zip Code)

                                 (440) 572-2400
               --------------------------------------------------
              (Registrant's telephone number, including area code)



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

     The number of shares of common stock, par value $0.001 per share, outstanding as of August 1, 2003 was 34,340,299.

                       CERES GROUP, INC. AND SUBSIDIARIES


                                      INDEX


PART I.        FINANCIAL INFORMATION                                                                           PAGE
                                                                                                               ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited)                                 1
                    and December 31, 2002

               Condensed Consolidated Statements of Operations - Three and six
                    months ended June 30, 2003 and 2002 (Unaudited)                                              2

               Condensed Consolidated Statement of Stockholders' Equity - Six
                    months ended June 30, 2003 (Unaudited)                                                       3

               Condensed Consolidated Statements of Cash Flows - Six months
                    ended June 30, 2003 and 2002 (Unaudited)                                                     4

               Notes to Condensed Consolidated Financial Statements - June 30, 2003
                    (Unaudited)                                                                                  5

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       18

Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                        34

Item 4.        Controls and Procedures                                                                          34

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                36

Item 2.        Changes in Securities and Use of Proceeds                                                        36

Item 3.        Defaults Upon Senior Securities                                                                  36

Item 4.        Submission of Matters to a Vote of Security Holders                                              36

Item 5.        Other Information                                                                                36

Item 6.        Exhibits and Reports on Form 8-K                                                                 36

SIGNATURES                                                                                                      38

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                  JUNE 30,         DECEMBER 31,
                                                                                                    2003               2002
                                                                                              ----------------   -----------------
                                                                                               (UNAUDITED)           (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                        $   466,913         $   388,057
    Surplus notes                                                                                   4,087               5,151
    Policy and mortgage loans                                                                       4,065               3,895
                                                                                              -----------         -----------
        Total investments                                                                         475,065             397,103
Cash and cash equivalents (of which $5,534 and $7,703 is restricted, respectively)                 40,499              32,118
Accrued investment income                                                                           5,572               5,236
Premiums receivable                                                                                 5,774               4,810
Reinsurance receivable                                                                            147,489             170,075
Property and equipment, net                                                                         5,767               5,387
Assets of Pyramid Life                                                                                 --             157,774
Deferred acquisition costs                                                                         72,937              74,891
Value of business acquired                                                                         14,790              16,084
Goodwill                                                                                           10,657              10,657
Licenses                                                                                            3,440               3,586
Other assets                                                                                        5,822               9,760
                                                                                              -----------         -----------
                   TOTAL ASSETS                                                               $   787,812         $   887,481
                                                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                                 $   337,831         $   327,385
    Unearned premiums                                                                              37,916              36,680
    Other policy claims and benefits payable                                                      139,290             147,938
                                                                                              -----------         -----------
                                                                                                  515,037             512,003
Deferred reinsurance gain                                                                          10,116              11,037
Other policyholders' funds                                                                         18,614              23,610
Debt                                                                                               12,962              25,003
Liabilities of Pyramid Life                                                                            --             102,457
Deferred federal income taxes                                                                      14,099              11,746
Other liabilities                                                                                  32,434              34,101
                                                                                              -----------         -----------
             TOTAL LIABILITIES                                                                    603,262             719,957
                                                                                              -----------         -----------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued             --                  --
    Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares
        authorized, none issued                                                                        --                  --
    Common stock, $0.001 par value, 50,000,000 shares authorized, 34,332,967 and
        34,232,610 shares issued and outstanding, respectively                                         34                  34
    Additional paid-in capital                                                                    133,246             133,052
    Retained earnings                                                                              35,721              21,430
    Accumulated other comprehensive income                                                         15,549              13,008
                                                                                              -----------         -----------
             TOTAL STOCKHOLDERS' EQUITY                                                           184,550             167,524
                                                                                              -----------         -----------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   787,812         $   887,481
                                                                                              ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                             JUNE 30,                            JUNE 30,
                                                                  --------------------------------    ----------------------------
                                                                      2003              2002              2003             2002
                                                                  --------------    --------------    --------------   -----------
  REVENUES
  Premiums, net
       Medical                                                    $    79,042       $    92,212        $  164,161      $   187,091
       Senior and other                                                42,402            42,690            85,259           85,360
                                                                  -----------       -----------        ----------      -----------
         Total premiums, net                                          121,444           134,902           249,420          272,451
  Net investment income                                                 6,460             6,308            11,984           12,765
  Net realized gains (losses)                                             562              (561)            1,146             (445)
  Fee and other income                                                  7,396             8,196            13,738           16,163
  Amortization of deferred reinsurance gain                               419               838             1,076            1,876
                                                                  -----------       -----------        ----------      -----------
                                                                      136,281           149,683           277,364          302,810
                                                                  -----------       -----------        ----------      -----------
  BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                                         58,799            82,681           121,305          156,594
       Senior and other                                                30,604            30,522            64,404           64,271
                                                                  -----------       -----------        ----------      -----------
         Total benefits, claims, losses and settlement expenses        89,403           113,203           185,709          220,865
  Selling, general and administrative expenses                         37,228            46,006            75,408           91,375
  Net (deferral) amortization and change in acquisition costs
     and value of business acquired                                     2,656            (1,907)            3,057           (6,250)
  Interest expense and financing costs                                    306               516               735            1,046
  Special charge                                                           --                --                --            2,381
                                                                  -----------       -----------        ----------      -----------
                                                                      129,593           157,818           264,909          309,417
                                                                  -----------       -----------        ----------      -----------
  Income (loss) from continuing operations before federal
     income taxes and minority interest                                 6,688            (8,135)           12,455           (6,607)
  Federal income tax expense (benefit)                                   (253)           (2,682)            1,767           (2,151)
                                                                  -----------       -----------        ----------      -----------
  Income (loss) from continuing operations after tax and before
     minority interest                                                  6,941            (5,453)           10,688           (4,456)
  Minority interest                                                       (10)              (13)              (20)             (27)
                                                                  -----------       -----------        ----------      -----------
  INCOME (LOSS) FROM CONTINUING OPERATIONS                              6,951            (5,440)           10,708           (4,429)
                                                                  -----------       -----------        ----------      -----------

  Discontinued operations
     Income from operations of Pyramid Life (less tax expense
        of $0, $888, $3,223 and $1,193, respectively)                      --             1,649             5,732            2,166
     Loss on sale of Pyramid Life (less tax benefit of $0 and
        $79, respectively)                                                (39)               --            (2,149)              --
                                                                  -----------       -----------        ----------      -----------

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                              (39)            1,649             3,583            2,166
                                                                  -----------       -----------        ----------      -----------
  NET INCOME (LOSS)                                               $     6,912       $    (3,791)       $   14,291      $    (2,263)
                                                                  ===========       ===========        ==========      ===========

  BASIC EARNINGS (LOSS) PER SHARE
     Continuing operations                                        $      0.20       $     (0.16)       $     0.31      $     (0.13)
     Discontinued operations                                               --              0.05              0.11             0.06
                                                                  -----------       -----------        ----------      -----------
     Net income (loss)                                            $      0.20       $     (0.11)       $     0.42      $     (0.07)
                                                                  ===========       ===========        ==========      ===========

  DILUTED EARNINGS (LOSS) PER SHARE
     Continuing operations                                        $      0.20       $     (0.16)       $     0.31      $     (0.13)
     Discontinued operations                                               --              0.05              0.11             0.06
                                                                  -----------       -----------        ----------      -----------
     Net income (loss)                                            $      0.20       $     (0.11)       $     0.42      $     (0.07)
                                                                  ===========       ===========        ==========      ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)





 COMMON STOCK
       Balance at June 30, 2003                                             $           34
                                                                            ==============


 ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of year                                               $      133,052
 Issuance of stock:
    Employee benefit plans                                                             194
                                                                            --------------
       Balance at June 30, 2003                                             $      133,246
                                                                            ==============

 RETAINED EARNINGS
 Balance at beginning of year                                               $       21,430
 Net income                                                                         14,291
                                                                            --------------
       Balance at June 30, 2003                                             $       35,721
                                                                            ==============


 ACCUMULATED OTHER COMPREHENSIVE INCOME
 Balance at beginning of year                                               $       13,008
 Unrealized gain on securities, net of tax expense of $3,450                         6,410
 Realized gains due to the sale of Pyramid Life, net of tax of $2,016               (3,744)
 Other                                                                                (125)
                                                                            --------------
       Balance at June 30, 2003                                             $       15,549
                                                                            ==============
 TOTAL STOCKHOLDERS' EQUITY                                                 $      184,550
                                                                            ==============


 NUMBER OF SHARES OF COMMON STOCK
 Balance at beginning of year                                                   34,232,610
 Issuance of stock:
    Employee benefit plans                                                         100,357
                                                                            --------------
       Balance at June 30, 2003                                                 34,332,967
                                                                            ==============








         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------
                                                                                      2003             2002
                                                                                  ------------     -----------
OPERATING ACTIVITIES
    Net income (loss)                                                              $  14,291       $  (2,263)
    Adjustments to reconcile net income (loss) to cash provided by (used in)
      operating activities:
        Net income from discontinued operations                                       (3,583)         (2,166)
        Depreciation and amortization                                                  1,544           1,441
        Net realized (gains) losses                                                   (1,146)            445
        Deferred federal income taxes                                                   (976)         (2,700)
        Impairment of intangible asset, licenses                                         146              --
        Changes in assets and liabilities:
           Accrued investment income                                                    (336)             19
           Reinsurance and premiums receivable                                        21,622          18,854
           Deferred acquisition costs                                                  1,763          (7,443)
           Value of business acquired                                                  1,294           1,193
           Other assets                                                                2,568          (1,893)
           Future policy benefits, claims and funds payable                           (2,757)        (26,556)
           Unearned premium                                                            1,236           2,424
           Deferred reinsurance gain                                                    (920)         (1,876)
           Federal income taxes payable/recoverable                                    1,370             573
           Other liabilities                                                          (1,452)        (20,972)
                                                                                   ---------       ---------
Net cash provided by (used in) operating activities                                   34,664         (40,920)
                                                                                   ---------       ---------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                          (1,041)           (298)
    Purchase of fixed maturities available-for-sale                                 (134,669)        (69,812)
    Increase in policy and mortgage loans, net                                          (170)             (8)
    Proceeds from sales of fixed maturities available-for-sale                        30,614          48,360
    Proceeds from calls and maturities of fixed maturities available-for-sale         36,010          27,313
    Net proceeds from sale of Pyramid Life                                            55,261              --
                                                                                   ---------       ---------
Net cash provided by (used in) investing activities                                  (13,995)          5,555
                                                                                   ---------       ---------

FINANCING ACTIVITIES
    Increase in annuity account balances                                               7,078           4,194
    Decrease in annuity account balances                                              (7,519)        (12,749)
    Principal payments on debt                                                       (12,041)         (3,832)
    Proceeds from issuance of common stock related to employee benefit plans             194             635
                                                                                   ---------       ---------
Net cash used in financing activities                                                (12,288)        (11,752)
                                                                                   ---------       ---------
NET INCREASE (DECREASE) IN CASH                                                        8,381         (47,117)
Cash and cash equivalents at beginning of year                                        32,118          68,506
                                                                                   ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $  40,499       $  21,389
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                       $     548       $   1,240
    Cash paid during the period for federal income taxes                               1,663              --







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The condensed consolidated financial statements for June 30, 2003 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and the discontinued operations of Pyramid Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our previously reported condensed consolidated financial statements for the three and six months ended June 30, 2002 have been reclassified to present the discontinued operations of Pyramid Life separate from continuing operations to conform to the current period's presentation.

     The condensed consolidated balance sheet presented at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2003 and December 31, 2002, restricted cash was $5.5 million and $7.7 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

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

      STOCK-BASED COMPENSATION

      Stock-based compensation plans are accounted for using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"). In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

      We adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. Additionally, in December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting ("APB Opinion 28"). We elected to continue to apply provisions of APB Opinion 25 and provide the pro forma disclosure required by SFAS 123 and the amended disclosures required by SFAS 148.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

      No stock-based employee compensation cost is reflected in net income, as all options granted under our plan generally had an exercise price equal to or higher than the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                  --------------------------      --------------------------
                                                     2003            2002            2003           2002
                                                  ----------      ----------      ----------      ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss), as reported                     $   6,912      $  (3,791)      $   14,291      $  (2,263)

Total stock-based employee compensation
      expense determined under fair value
      based method for all awards, net of tax           --              (94)            --             (239)
                                                   ---------      ---------       ----------      ---------

PRO FORMA NET INCOME (LOSS)                        $   6,912      $  (3,885)      $   14,291      $  (2,502)
                                                   =========      =========       ==========      =========

Earnings (loss) per share
      Basic-as reported                            $    0.20      $   (0.11)      $     0.42      $   (0.07)
      BASIC-PRO FORMA                              $    0.20      $   (0.11)      $     0.42      $   (0.07)

      Diluted-as reported                          $    0.20      $   (0.11)      $     0.42      $   (0.07)
      DILUTED-PRO FORMA                            $    0.20      $   (0.11)      $     0.42      $   (0.07)

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF Issue 94-3"). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The adoption of this standard did not have a material effect on our consolidated results of operations, cash flows, or financial position.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor does it currently hold any significant financial instruments as defined within the scope of this pronouncement.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIEs activities, entitled to receive a majority of the VIEs residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 (the quarter beginning July 1, 2003 for the Company). The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not expect this Interpretation to have an effect in the current period on our consolidated results of operations, cash flows or financial position.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

B.  DEBT

                                                   JUNE 30,         DECEMBER 31,
                                                     2003               2002
                                                -------------      --------------
                                                      (DOLLARS IN THOUSANDS)

  Bank credit facility                           $    12,962        $    25,003
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

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 3.0% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 4.0% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At June 30, 2003, the interest rate on our tranche A term loan balance of $8.2 million was 5.3% per annum and our $4.8 million CIT tranche B term loan was 5.6% per annum.

     The credit agreement, as amended, contains financial and other covenants that among other things:

     o prohibit the payment of cash dividends on, or the repurchase of, shares of our common stock;

     o   restrict the creation of liens and sales of assets;

     o require us to repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans; and

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     o   require that we, at a minimum, maintain:

         o a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

         o an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

         o a risk-based capital (RBC) ratio at year end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action level;

         o consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

         o a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2003, and 1.10 to 1.00 thereafter.

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

     o   permitted the sale of Pyramid Life;

     o required $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

     o waived the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

     o excluded intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

     o increased the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively, and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

     o restructured the tranche A term loan debt payments as follows: quarterly principal payments of $547,000 through November 17, 2003, $509,000 through November 17, 2004, and a payment of approximately $5,040,000 on February 17, 2005; and

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     o restructured the tranche B term loan debt payments as follows: quarterly principal payments of $223,000 through December 17, 2003, $216,000 on March 17, 2004, $412,000 through December 17, 2004,
         $434,000 on March 17, 2005, and $820,000 through December 17, 2005.

     We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than operating leases.

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At June 30, 2003, we were in compliance with the covenants of our credit agreement, as amended and waived.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business declines, fee income declines. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of the insurance subsidiaries (Central Reserve and Continental General) can pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

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

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                --------------------------      -------------------------
                                                   2003            2002           2003             2002
                                                ---------       ----------      ---------       ---------
                                                                   (DOLLARS IN THOUSANDS)
PREMIUMS, NET
     Direct                                     $ 144,952       $ 165,054       $ 297,208       $ 335,677
     Assumed                                         --                28            --                45
     Ceded                                        (23,508)        (30,180)        (47,788)        (63,271)
                                                ---------       ---------       ---------       ---------
        Total premiums, net                     $ 121,444       $ 134,902       $ 249,420       $ 272,451
                                                =========       =========       =========       =========

Benefits, claims, losses and settlement
     expenses                                   $ 103,004       $ 133,282       $ 215,783       $ 268,003
Reinsurance recoveries                            (13,601)        (20,079)        (30,074)        (47,138)
                                                ---------       ---------       ---------       ---------
        Total benefits, claims, losses and
           settlement expenses                  $  89,403       $ 113,203       $ 185,709       $ 220,865
                                                =========       =========       =========       =========

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES
     Commissions                                $  18,505       $  25,147       $  39,126       $  51,757
     Other operating expenses                      23,589          26,551          46,356          52,588
     Reinsurance expenses                            --               185            --               440
     Reinsurance allowances                        (4,866)         (5,877)        (10,074)        (13,410)
                                                ---------       ---------       ---------       ---------
         Total selling, general and
            administrative expenses             $  37,228       $  46,006       $  75,408       $  91,375
                                                =========       =========       =========       =========

D.   DISCONTINUED OPERATIONS

      On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General's statutory capital and repay $10.0 million of our bank debt. Additionally, we will continue to process Pyramid Life's business for a period of six to 18 months after the sale through an administrative services agreement. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life's assets held for sale

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life's operations were classified as discontinued operations and prior years' financial information has been reclassified.

     Summarized financial data for Pyramid Life's operations are as follows:

       STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          -------------------------      ------------------------
                                                             2003            2002           2003          2002
                                                          ---------       ---------      ---------      ---------
                                                                           (DOLLARS IN THOUSANDS)
REVENUES
Premiums, net                                              $     --       $ 24,066       $ 27,964       $ 46,708
Net investment income                                            --          1,630          1,568          3,385
Net realized gains (losses)                                      --           (840)         5,965           (845)
                                                           --------       --------       --------       --------
                                                                 --         24,856         35,497         49,248
                                                           --------       --------       --------       --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses                 --         17,383         20,285         35,640
Selling, general and administrative expenses                     --          7,119          8,702         14,100
Net (deferral) amortization and change in acquisition
   costs and value of business acquired                          --         (2,184)        (2,445)        (4,138)
Special charge                                                   --              1             --            287
                                                           --------       --------       --------       --------
                                                                 --         22,319         26,542         45,889
                                                           --------       --------       --------       --------
Income from operations before federal income taxes               --          2,537          8,955          3,359
Federal income tax expense                                       --            888          3,223          1,193
                                                           --------       --------       --------       --------
INCOME FROM OPERATIONS                                           --          1,649          5,732          2,166
                                                           --------       --------       --------       --------

Loss on sale of Pyramid Life                                    (39)            --         (2,228)            --
Federal income tax benefit                                       --             --            (79)            --
                                                           --------       --------       --------       --------
LOSS ON SALE OF PYRAMID LIFE, NET                               (39)            --         (2,149)            --
                                                           --------       --------       --------       --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 $    (39)      $  1,649       $  3,583       $  2,166
                                                           ========       ========       ========       ========

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
------------------------------------------------------------------------------

  BALANCE SHEET

                                                                                 DECEMBER 31,
                                                                                    2002
                                                                              ----------------
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
                                                                                  ========

E.    SPECIAL CHARGE

      On April 15, 2002, Peter W. Nauert announced his retirement from his position as our Chief Executive Officer effective June 1, 2002. He remained Chairman of the Board of Directors through June 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

F.  COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is as follows:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                      ------------------------      -----------------------
                                                         2003          2002           2003           2002
                                                      ---------      ---------      --------       --------
                                                                       (DOLLARS IN THOUSANDS)

Net income (loss)                                      $  6,912      $ (3,791)      $ 14,291       $ (2,263)

Other comprehensive income (loss), net of tax:
   Unrealized gain on securities, net of tax
      expense of $2,708, $2,746, $3,450
      and $1,804, respectively (1)                        5,028         9,736          6,410          4,597
   Realized gain due to the sale of Pyramid Life,
      net of tax of $2,016                                   --            --         (3,744)            --
   Other                                                     96            98           (125)            42
                                                       --------      --------       --------       --------
      Comprehensive income                             $ 12,036      $  6,043       $ 16,832       $  2,376
                                                       ========      ========       ========       ========

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

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                   --------------------------      --------------------------
                                                      2003            2002            2003            2002
                                                   ----------      ----------      ----------      ----------
Weighted average shares:

     BASIC                                         34,297,216      33,967,607      34,266,931      33,912,430
     Stock awards and incremental shares from
         assumed exercise of stock options             22,706              --           5,043              --
                                                   ----------      ----------      ----------      ----------
     DILUTED                                       34,319,922      33,967,607      34,271,974      33,912,430
                                                   ==========      ==========      ==========      ==========

H.  CONTINGENCIES

      We are involved in various legal and regulatory actions occurring in the normal course of business. Based on current information, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

financial position, results of operations or cash flow of a future period.

I.  OPERATING SEGMENTS

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: Medical, Senior and Other, and Corporate and Other. Products included in the Medical segment include catastrophic and comprehensive major medical plans. Significant products in the Senior and Other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The Corporate and Other segment encompasses all other activities, including investment income, interest expense, and corporate expenses, of the parent company. For all periods presented, the segment results exclude the operations of Pyramid Life Insurance Company, which was sold on March 31, 2003.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  JUNE 30, 2003
                                    UNAUDITED
-------------------------------------------------------------------------------

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three and six months ended June 30, 2003 and 2002 attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                          ------------------------        -------------------------
                                                             2003          2002             2003             2002
                                                          ---------      ---------        ---------       ---------
                                                                            (DOLLARS IN THOUSANDS)
MEDICAL
     Revenues
          Net premiums                                    $  79,042       $  92,212       $ 164,161       $ 187,091
          Investment income, realized gains (losses)          1,627           1,811           3,279           3,803
          Other income                                        5,531           8,219          12,022          16,528
                                                          ---------       ---------       ---------       ---------
                                                             86,200         102,242         179,462         207,422
                                                          ---------       ---------       ---------       ---------
     Expenses
          Benefits and claims                                58,799          82,681         121,305         156,594
          Other operating expenses                           25,961          32,139          52,738          61,735
                                                          ---------       ---------       ---------       ---------
                                                             84,760         114,820         174,043         218,329
                                                          ---------       ---------       ---------       ---------
      Segment profit (loss) before federal income
          taxes and minority interest                     $   1,440       $ (12,578)      $   5,419       $ (10,907)
                                                          =========       =========       =========       =========
SENIOR AND OTHER
      Revenues
          Net premiums                                    $  42,402       $  42,690       $  85,259       $  85,360
          Investment income, realized gains (losses)          5,296           3,828           9,635           8,295
          Other income                                        2,284             815           2,792           1,511
                                                          ---------       ---------       ---------       ---------
                                                             49,982          47,333          97,686          95,166
                                                          ---------       ---------       ---------       ---------
      Expenses
           Benefits and claims                               30,604          30,522          64,404          64,271
           Other operating expenses                          13,507          11,608          24,916          22,673
                                                          ---------       ---------       ---------       ---------
                                                             44,111          42,130          89,320          86,944
                                                          ---------       ---------       ---------       ---------
     Segment profit before federal income taxes and
           minority interest                              $   5,871       $   5,203       $   8,366       $   8,222
                                                          =========       =========       =========       =========
CORPORATE AND OTHER
      Revenues
           Investment income, realized gains              $      99       $     108       $     216       $     222
                                                          ---------       ---------       ---------       ---------
      Expenses
            Interest and financing costs                        306             516             735           1,046
            Other operating expenses                            416             352             811             717
            Special charge                                       --              --              --           2,381
                                                          ---------       ---------       ---------       ---------
                                                                722             868           1,546           4,144
                                                          ---------       ---------       ---------       ---------
      Segment loss before federal income taxes
            and minority interest                         $    (623)      $    (760)      $  (1,330)      $  (3,922)
                                                          =========       =========       =========       =========
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE FEDERAL INCOME TAXES AND MINORITY
      INTEREST                                            $   6,688       $  (8,135)      $  12,455       $  (6,607)
                                                          =========       =========       =========       =========

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

OVERVIEW

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The Senior and Other segment includes senior health, life and annuity products for Americans age 55 and over. The Medical segment includes major medical health insurance for individuals, families, associations and small businesses.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders and its business was substantially wound down at December 31, 2002. Provident American Life also has discontinued new sales activities and currently has approximately 2,700 active policyholders.

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

RESULTS OF OPERATIONS

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. for approximately $57.5 million in cash. Results of continuing operations for the three and six months ended June 30, 2003 and 2002 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. Therefore, the financial information excludes the operations of Pyramid Life for the periods presented. Financial data for the three and six months ended June 30, 2002 was reclassified to reflect the sale of Pyramid Life. The net assets, results of operations, and cash flows of Pyramid Life were reported separately as discontinued operations of a subsidiary in our condensed consolidated financial statements for the periods presented. See Note D. Discontinued Operations to our condensed consolidated financial statements for further information.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002

                                                                                                             INCREASE
                                              THREE MONTHS                 THREE MONTHS                  (DECREASE) FROM
                                                 ENDED         % OF           ENDED         % OF          PREVIOUS YEAR
                                                JUNE 30,    CONSOLIDATED     JUNE 30,    CONSOLIDATED  --------------------
                                                  2003        REVENUES         2002        REVENUES     DOLLARS        %
                                              ------------  -------------  -----------  -------------  ---------    -------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
      Medical                                 $  79,042          58.0%     $  92,212          61.6%   $ (13,170)     (14.3)%
      Senior and other                           42,402          31.1         42,690          28.5         (288)      (0.7)
                                              ---------         -----      ---------         -----    ---------
           Total                                121,444          89.1        134,902          90.1      (13,458)     (10.0)

Net investment income                             6,460           4.8          6,308           4.2          152        2.4
Net realized gains (losses)                         562           0.4           (561)         (0.4)       1,123        N/M
Fee and other income                              7,396           5.4          8,196           5.5         (800)      (9.8)
Amortization of deferred
   reinsurance gain                                 419           0.3            838           0.6         (419)     (50.0)
                                              ---------         -----      ---------         -----    ---------

           Consolidated revenues                136,281         100.0        149,683         100.0      (13,402)      (9.0)
                                              ---------         -----      ---------         -----    ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                    58,799          43.1         82,681          55.2      (23,882)     (28.9)
      Senior and other                           30,604          22.5         30,522          20.4           82        0.3
                                              ---------         -----      ---------         -----    ---------
           Total                                 89,403          65.6        113,203          75.6      (23,800)     (21.0)

Selling, general and administrative
   expenses                                      37,228          27.3         46,006          30.7       (8,778)     (19.1)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                       2,656           2.0         (1,907)         (1.3)       4,563        N/M
Interest expense and financing costs                306           0.2            516           0.4         (210)     (40.7)
                                              ---------         -----      ---------         -----    ---------
                                                129,593          95.1        157,818         105.4      (28,225)     (17.9)
                                              ---------         -----      ---------         -----    ---------
Income (loss) from continuing operations
   before federal income taxes and
   minority interest                              6,688           4.9         (8,135)         (5.4)      14,823        N/M

Federal income tax expense (benefit)               (253)         (0.2)        (2,682)         (1.8)       2,429       90.6
                                              ---------         -----      ---------         -----    ---------
Income (loss) from continuing operations
   after tax and before minority interest         6,941           5.1         (5,453)         (3.6)      12,394       N/M
Minority interest                                   (10)           --            (13)           --            3       23.1
                                              ---------         -----      ---------         -----    ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                     6,951           5.1         (5,440)         (3.6)      12,391       N/M
                                              ---------         -----      ---------         -----    ---------

Discontinued operations:
   Income from operations of Pyramid
      Life, net of tax                               --            --          1,649           1.1       (1,649)      N/M
   Loss on sale of Pyramid Life, net of
    tax                                             (39)           --             --            --          (39)      N/M
                                              ---------         -----      ---------         -----    ---------
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                                       (39)           --          1,649           1.1       (1,688)      N/M
                                              ---------         -----      ---------         -----    ---------

NET INCOME (LOSS)                             $   6,912           5.1%     $  (3,791)         (2.5)%  $  10,703       N/M
                                              =========         =====      =========         =====    =========

Basic earnings (loss) per share               $    0.20                    $   (0.11)                 $    0.31       N/M
Diluted earnings (loss) per share                  0.20                        (0.11)                      0.31       N/M

-------------
N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended June 30, 2003, total net premiums decreased 10% to $121.4 million, compared to $134.9 million for the same quarter in 2002.

     MEDICAL

     Medical premiums for the quarter ended June 30, 2003 were $79.0 million compared to $92.2 million for the quarter ended June 30, 2002, a decrease of 14.3%. The decrease in medical premiums was primarily the result of a decrease in major medical certificates in force due to the cancellation of medical business in unprofitable states and a 70% decline in new business production offset by a lower level of reinsurance and renewal premium increases averaging 20% to 30%.

     SENIOR AND OTHER

     Senior and other premiums decreased $0.3 million to $42.4 million for the quarter ended June 30, 2003 compared to $42.7 million for the same quarter in 2002. The decrease in senior and other premiums was primarily the result of a decrease in policies in force and a 17% reduction in new business production offset by premium rate increases.

OTHER REVENUES

     Net investment income was $6.5 million for the second quarter of 2003 compared to $6.3 million for the second quarter of 2002, an increase of 2.4%, due primarily to an increase in invested assets from the proceeds of the sale of Pyramid Life. Net investment income is expected to decline during the balance of the year as new money rates at June 30, 2003 are 150 basis points lower than the current yield of the portfolio.

     Net realized gains increased to $0.6 million for the second quarter of 2003 compared to a net realized loss of $0.6 million for the second quarter of 2002 as a result of gains generated on the sale of collateralized mortgage obligations ("CMOs") and corporate bonds. The prior year period also included $0.9 million for other-than-temporary impairment in our investment in WorldCom bonds.

     Fee and other income decreased to $7.4 million for the quarter ended June 30, 2003 compared to $8.2 million for the same quarter of 2002, a decrease of 9.8%. This decrease was primarily attributable to the cancellation of medical business in certain unprofitable states and the decline in new business in the Medical segment and was partially offset by $1.9 million of TPA fees in the Senior and Other segment related to the processing of Pyramid Life's senior business for Universal American.

     The amortization of deferred reinsurance gain of $0.4 million for the quarter ended June 30, 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $10.1 million at June 30, 2003 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $0.8 million for the quarter ended June 30, 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $89.4 million for the quarter ended June 30, 2003 compared to $113.2 million for the same quarter in 2002, a decrease of 21.0%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $58.8 million for the quarter ended June 30, 2003 compared to $82.7 million for the same quarter in 2002, a decrease of 28.9%. The decrease was primarily a result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. The medical loss ratio was 74.4% for the quarter ended June 30, 2003 compared to 89.7% for the same quarter of 2002. The medical loss ratio decreased due to the cancellation of business in poor performing markets, rate increases, and a higher severity of claims than anticipated in the December 31, 2001 claim inventory, which adversely impacted 2002 loss ratios.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses slightly increased to $30.6 million for the quarter ended June 30, 2003 compared to $30.5 million for the same quarter of 2002. The senior and other loss ratio was 72.2% for the second quarter of 2003 compared to 71.5% for the second quarter of 2002 primarily due to lower utilization in the Medicare supplement business offset by higher utilization in the long-term care business.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $37.2 million in the second quarter of 2003 compared to $46.0 million in the second quarter of 2002, a decrease of 19.1%. Commissions decreased $6.6 million and other operating expenses decreased $3.2 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $1.0 million as a result of a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.3% in the second quarter of 2003 compared to 30.7% in the second quarter of 2002 primarily due to the decrease in the overall commissions rate as a result of lower new sales, the reduction in the workforce at our Cleveland facility and economies of scale achieved from the conversion of the senior business to our Kansas City facility in 2002, offset by the decrease in reinsurance allowances due to a lower volume of ceded premiums as a result of our cancelled business.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $2.7 million for the second quarter of 2003 compared to a net deferral of $1.9 million for the second quarter of 2002. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $0.3 million in the second quarter of 2003 compared to $0.5 million in the second quarter of 2002 as a result of a decrease in outstanding debt.

     A federal income tax benefit of $0.3 million was recorded for the second quarter of 2003, which included a $2.7 million reduction to the deferred tax valuation allowance as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate, excluding the deferred tax valuation allowance adjustment, was 36.5% for the second quarter of 2003. In the second quarter of 2002, a federal income tax benefit of $2.7 million was recorded, or 33.0% of the loss from continuing operations before federal taxes. The reduction of the Company's deferred tax valuation allowance is based on the utilization of approximately $5.4 million of net operating loss carry forwards in 2003 for which a full valuation allowance was established at December 31, 2002.

     Income from continuing operations was $7.0 million, or $0.20 per share, for the second quarter of 2003 compared to a loss of $5.4 million, or $0.16 per share, for the second quarter of 2002. For the second quarter of 2003, net income was $6.9 million, or $0.20 basic and diluted income per share of common stock, compared to a net loss of $3.8 million, or $0.11 basic and diluted loss per share of common stock, for the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

                                                                                                           INCREASE
                                               SIX MONTHS                   SIX MONTHS                  (DECREASE) FROM
                                                 ENDED         % OF           ENDED        % OF          PREVIOUS YEAR
                                                JUNE 30,    CONSOLIDATED     JUNE 30,   CONSOLIDATED  ---------------------
                                                  2003        REVENUES         2002        REVENUES     DOLLARS         %
                                              ------------  -------------  -----------  ------------- ---------     -------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
      Medical                                 $ 164,161          59.2%     $ 187,091          61.8%   $ (22,930)     (12.3)%
      Senior and other                           85,259          30.7         85,360          28.2         (101)      (0.1)
                                              ---------         -----      ---------         -----    ---------
           Total                                249,420          89.9        272,451          90.0      (23,031)      (8.5)

Net investment income                            11,984           4.3         12,765           4.2         (781)      (6.1)
Net realized gains (losses)                       1,146           0.4           (445)         (0.1)       1,591        N/M
Fee and other income                             13,738           5.0         16,163           5.3       (2,425)     (15.0)
Amortization of deferred
   reinsurance gain                               1,076           0.4          1,876           0.6         (800)     (42.6)
                                              ---------         -----      ---------         -----    ---------

           Consolidated revenues                277,364         100.0        302,810         100.0      (25,446)      (8.4)
                                              ---------         -----      ---------         -----    ---------

Benefits, claims, losses and settlement
   expenses
      Medical                                   121,305          43.7        156,594          51.7      (35,289)     (22.5)
      Senior and other                           64,404          23.2         64,271          21.2          133        0.2
                                              ---------         -----      ---------         -----    ---------
           Total                                185,709          66.9        220,865          72.9      (35,156)     (15.9)

Selling, general and administrative
   expenses                                      75,408          27.2         91,375          30.2      (15,967)     (17.5)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                       3,057           1.1         (6,250)         (2.1)       9,307      148.9
Interest expense and financing costs                735           0.3          1,046           0.3         (311)     (29.7)
Special charge                                       --            --          2,381           0.8       (2,381)    (100.0)
                                              ---------         -----      ---------         -----    ---------
                                                264,909          95.5        309,417         102.1      (44,508)     (14.4)
                                              ---------         -----      ---------         -----    ---------
Income (loss) from continuing operations
   before federal income taxes and
   minority interest                             12,455           4.5         (6,607)         (2.1)      19,062        N/M

Federal income tax expense (benefit)              1,767           0.6         (2,151)         (0.7)       3,918        N/M
                                              ---------         -----      ---------         -----    ---------
Income (loss) from continuing operations
   after tax and before minority interest        10,688           3.9         (4,456)         (1.4)      15,144        N/M
Minority interest                                   (20)           --            (27)           --           7        25.9
                                              ---------         -----      ---------         -----    ---------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                    10,708           3.9         (4,429)         (1.4)      15,137        N/M
                                              ---------         -----      ---------         -----    ---------

Discontinued operations:
   Income from operations of Pyramid
      Life, net of tax                            5,732           2.1          2,166           0.7        3,566      164.6
   Loss on sale of Pyramid Life, net of
      tax                                        (2,149)         (0.8)            --            --       (2,149)       N/M
                                              ---------         -----      ---------         -----    ---------
INCOME FROM DISCONTINUED
   OPERATIONS                                     3,583           1.3          2,166           0.7        1,417       65.4
                                              ---------         -----      ---------         -----    ---------
NET INCOME (LOSS)                             $  14,291           5.2%     $  (2,263)         (0.7)%  $  16,554        N/M
                                              =========         =====      =========         =====    =========

Basic earnings (loss) per share               $    0.42                    $   (0.07)                 $    0.49        N/M
Diluted earnings (loss) per share                  0.42                        (0.07)                      0.49        N/M

-----------
N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the six months ended June 30, 2003, total net premiums decreased 8.5% to $249.4 million, compared to $272.5 million for the same period in 2002.

     MEDICAL

     Medical premiums for the six months ended June 30, 2003 were $164.2 million compared to $187.1 million for the six months ended June 30, 2002, a decrease of 12.3%. The decrease in medical premiums was primarily the result of a decrease in major medical certificates in force due to the cancellation of medical business in unprofitable states and a 64% decline in new business production offset by a lower level of reinsurance and renewal premium increases averaging 20% to 30%.

     SENIOR AND OTHER

     Senior and other premiums were $85.3 million for the six months ended June 30, 2003 compared to $85.4 million for the same period in 2002. The decrease in senior and other premiums was primarily the result of a decrease in policies in force and a 23% reduction in new business production offset by premium rate increases.

OTHER REVENUES

     Net investment income was $12.0 million for the first six months of 2003 compared to $12.8 million for the first six months of 2002, a decrease of 6.1% due primarily to a decrease in the average yield on our investment portfolio. Net investment income is expected to decline during the balance of the year as new money rates at June 30, 2003 are 150 basis points lower than the current yield of the portfolio.

     Net realized gains increased to $1.1 million for the first half of 2003 compared to a net realized loss of $0.4 million for the first half of 2002 as a result of gains generated on the sale of CMOs and corporate bonds. The prior year period also included $0.9 million for other-than-temporary impairment in our investment in WorldCom bonds.

     Fee and other income decreased to $13.7 million for the six months ended June 30, 2003 compared to $16.2 million for the same six months of 2002, a decrease of 15.0%. This decrease was primarily attributable to the cancellation of medical business in certain unprofitable states and a decline in new business and was partially offset by $1.9 million of TPA fees in the Senior and Other segment related to the processing of Pyramid Life's senior business for Universal American.

     The amortization of deferred reinsurance gain of $1.1 million for the six months ended June 30, 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $10.1 million at June 30, 2003 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $1.9 million for the six months ended June 30, 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $185.7 million for the six months ended June 30, 2003 compared to $220.9 million for the six months ended in 2002, a decrease of 15.9%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $121.3 million for the six months ended June 30, 2003 compared to $156.6 million for the same period in 2002, a decrease of 22.5%. The decrease was primarily a result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. The medical loss ratio was 73.9% for the six months ended June 30, 2003 compared to 83.7% for the same period of 2002. The medical loss ratio decreased due to the cancellation of business in poor performing markets, rate increases, and a higher severity of claims than anticipated in the December 31, 2001 claim inventory, which adversely impacted 2002 loss ratios.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses slightly increased to $64.4 million for the six months ended June 30, 2003 compared to $64.3 million for the same period of 2002. The senior and other loss ratio was 75.5% for the first six months of 2003 compared to 75.3% for the first six months of 2002 primarily due to lower utilization in the Medicare supplement business offset by higher utilization in the long-term care business.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $75.4 million for the first six months of 2003 compared to $91.4 million in the first six months of 2002, a decrease of 17.5%. Commissions decreased $12.6 million and other operating expenses decreased $6.7 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $3.3 million as a result of a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.2% in the first six months of 2003 compared to 30.2% in the first six months of 2002 primarily due to the decrease in the overall commissions rate as a result of lower new sales, the reduction in the workforce at our Cleveland facility and economies of scale achieved from the conversion of the senior business to our Kansas City facility in 2002, offset by the decrease in reinsurance allowances due to a lower volume of ceded premiums as a result of our cancelled business.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $3.1 million for the first six months of 2003 compared to a net deferral of $6.3 million for the first six months of 2002. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $0.7 million in the first six months of 2003 compared to $1.0 million in the first six months of 2002 as a result of a decrease in outstanding debt.

     A federal income tax expense of $1.8 million was recorded for the first six months of 2003, which included a $2.7 million reduction to the deferred tax valuation allowance as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate, excluding the deferred tax valuation allowance adjustment, was 35.8% for the six months ended June 30, 2003. In the first six months of 2002, a federal income tax benefit of $2.2 million was recorded, or 32.6% of the loss from continuing operations before federal taxes.

     Income from continuing operations was $10.7 million, or $0.31 per share, for the first six months of 2003 compared to a loss of $4.4 million, or $0.13 per share, for the first six months of 2002. Income from the operations of Pyramid Life (classified as discontinued operations) was $3.6 million, or $0.11 per share, (which included $3.9 million of net realized investment gains, $1.8 million of operating income and a loss on the sale of $2.1 million) for the first six months of 2003 compared to $2.2 million, or $0.06 per share, for the first six months of 2002. For the six months of 2003, net income was $14.3 million, or $0.42 basic and diluted income per share of common stock, compared to a net loss of $2.3 million, or $0.07 basic and diluted loss per share of common stock, for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as salaries, employee benefits, commissions, taxes and interest on debts. Net cash provided by operating activities for the period ended June 30, 2003 was $34.7 million compared to net cash used in operating activities of $40.9 million at June 30, 2002. The increase was primarily attributable to an improvement in earnings and the current year settlements of our reinsurance receivables.

     Assets decreased 11.2% to $787.8 million at June 30, 2003 from $887.5 million at December 31, 2002 due primarily to the sale of Pyramid Life. Assets of $475.1 million, or 60.3% of the total assets, were in investments at June 30, 2003. Fixed maturities, our primary investment, were $466.9 million, or 98.3% of total investments, at June 30, 2003. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at June 30, 2003.

     Approximately 95.6% of our bonds were of investment grade quality at June 30, 2003. In addition to the fixed maturities, we also had $40.5 million in cash and cash equivalents (including a portion of the cash proceeds from the sale of Pyramid Life) of which $5.5 million was restricted at June 30, 2003.

     The total reinsurance receivable was $147.5 million at June 30, 2003. Of this amount, $146.2 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 85.4% of the total liabilities at June 30, 2003 compared to 71.1% at December 31, 2002. This increase was primarily due to the sale of Pyramid Life.

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

     Interest on the outstanding balance of the term loans is determined based on our selection each quarter of either a Base Rate Loan or a Eurodollar Loan. Under the Base Rate Loan, the interest rate will be 3.0% per annum plus the higher of (a) the rate which is 0.50% of 1.0% in excess of a federal funds rate or (b) Chase's prime rate as in effect from time to time. Under the Eurodollar Loan, the interest rate will be 4.0% per annum plus a Eurodollar rate, which is the arithmetic average of the offered quotation to first-class banks in the interbank Eurodollar market by Chase, adjusted for certain reserve requirements. The interest rate of the tranche B term loan is 0.5% per annum higher than the above rates. At June 30, 2003, the interest rate on our tranche A term loan balance of $8.2 million was 5.3% per annum and our $4.8 million CIT tranche B term loan was 5.6% per annum.

     The credit agreement, as amended, contains financial and other covenants that among other things:

     o prohibit the payment of cash dividends on, or the repurchase of, shares of our common stock;

     o   restrict the creation of liens and sales of assets;

     o require us to repay the term loans with 25% of the net cash proceeds from any future sale or issuance of our equity, excluding warrants and compensation awards or plans; and

     o   require that we, at a minimum, maintain:

         o a leverage ratio (consolidated debt to consolidated total capital) of 0.30 to 1.00;

         o an interest coverage ratio (consolidated earnings before interest, income taxes, depreciation, and amortization to consolidated interest expense) of 3.00 to 1.00;

         o a risk-based capital (RBC) ratio at year end for any of our regulated insurance company subsidiaries of not less than 125.0% of the RBC Company Action level;

         o consolidated net worth, excluding goodwill, of no less than the sum of (i) $85.0 million plus (ii) 80% of the net proceeds from the equity offering excluding the $5.0 million repurchase of our convertible voting preferred stock plus (iii) 50% of our aggregate consolidated net income calculated quarterly; and

         o a fixed charge coverage ratio of not less than 1.05 to 1.00 through June 30, 2003, and 1.10 to 1.00 thereafter.

     Effective March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life. The amendment:

     o   permitted the sale of Pyramid Life;

     o required $10.0 million of sale proceeds to be used as a partial pay down of bank debt;

     o waived the minimum risk-based capital ratio requirement of 125% for Continental General at December 31, 2002;

     o excluded intercompany tax sharing payments in the calculation of the fixed charge coverage ratio at December 31, 2002;

     o increased the interest rate on the tranche A and tranche B term loans for the Base Rate Loans to Base Rate plus 3.0% and 3.5%, respectively, and for the Eurodollar Loans to LIBOR plus 4.0% and 4.5%, respectively;

     o restructured the tranche A term loan debt payments as follows: quarterly principal payments of $547,000 through November 17, 2003, $509,000 through November 17, 2004, and a payment of approximately $5,040,000 on February 17, 2005; and

     o restructured the tranche B term loan debt payments as follows: quarterly principal payments of $223,000 through December 17, 2003, $216,000 on March 17, 2004, $412,000 through December 17, 2004,
         $434,000 on March 17, 2005, and $820,000 through December 17, 2005.

     We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than operating leases.

     The following schedule summarizes current and future contractual obligations as of June 30, 2003:

                                                                    PAYMENTS DUE BY YEAR
                                         ----------------------------------------------------------------------
                                                      LESS THAN
      CONTRACTUAL OBLIGATIONS             TOTAL        1 YEAR       1-3 YEARS     4-5 YEARS      AFTER 5 YEARS
-----------------------------------      -------       -------      ---------    -----------     --------------
                                                               (DOLLARS IN THOUSANDS)

Long-term debt                           $12,962       $ 3,185       $ 9,777       $    --         $    --

Operating leases                          28,099         2,901         4,786         4,005          16,407
                                         -------       -------       -------       -------         -------

     Total contractual obligations       $41,061       $ 6,086       $14,563       $ 4,005         $16,407
                                         =======       =======       =======       =======         =======

     In addition, the common stock of Central Reserve, Continental General, and most of our non-regulated subsidiaries are pledged as security for the credit agreement. At June 30, 2003, we were in compliance with the covenants of our credit agreement, as amended or waived.

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

     Our external investment managers prepare a monthly investment surveillance list to analyze our fixed maturity portfolio for potential other-than-temporary impairment. The following factors are reviewed for inclusion on our surveillance list:

     o debt downgrades or other events that adversely affects an investee's access to, or cost of, financing;

     o negative economic factors and conditions specific to the issuers industry;

     o adverse changes in the regulatory environment specific to the issuers industry;

     o   all spread changes exceeding 50 basis points; or

     o corporate bond prices that move more than 10% over the past week, 20% over the past month, or 30% over the past three months.

     All of our fixed maturity investments are reported at fair market value at June 30, 2003. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at June 30, 2003 were $5.5 million and $5.0 million, respectively.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $12.1 million after-tax at June 30, 2003. This amount represents approximately 6.6% of our stockholders' equity at such date.

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

     In particular, forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in "Market Risk and Management Policies," and the following:

     o unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

     o our ability to implement increases in premium rates and to develop, distribute and administer competitive products and services in a timely, cost-effective manner;

     o rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

     o developments in healthcare reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states in which we operate;

     o   our ability to meet risk-based or statutory capital requirements;

     o our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

     o the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries' ability to pay dividends to Ceres, to meet our debt obligations;

     o the performance of others on whom we rely for reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

     o   the risk of material adverse outcomes in litigation;

     o   the risk of selling investments to meet liquidity requirements;

     o our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

     o the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

     o our financial and claims paying ratings, including any potential downgrades;

     o   our ability to maintain our current PPO network arrangements;

     o   dependence on senior management and key personnel;

     o the performance of others on whom we rely for administrative and operations services;

     o   changes in accounting and reporting practices;

     o the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

     o   payments to state assessment funds;

     o   business conditions and competition in the healthcare industry;

     o   changes in tax laws; and

     o   our ability to fully collect all agent advances.

     The factors listed above should not be constructed as exhaustive. We undertake no obligation to publicly release the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 4.  CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2003. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

a)       The Annual Meeting of Stockholders was held on May 20, 2003.

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

c)       The matters voted upon were the following:

         1. With respect to the election of three Class I directors to serve for a term of three years ending at the 2006 Annual Meeting of Stockholders:

                  Name                                  For
                  ----                                  ---
                  Susan S. Fleming                   29,052,940
                  Thomas J. Kilian                   27,930,315
                  Robert J. Lunn                     29,053,141

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

         31.1 CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         31.2 CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K:

         On April 14, 2003, we filed a current report on Form 8-K to disclose the completion of the sale of Pyramid Life Insurance Company.

         On May 8, 2003, we filed a current report on Form 8-K to disclose our earnings for the first quarter of 2003.

         On June 26, 2003, we filed a current report on Form 8-K to disclose a change in our independent accounting firm.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CERES GROUP, INC.


Date:   August 14, 2003           By:  /s/ David I. Vickers
        ----------------               ------------------------------------
                                       David I. Vickers
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Chief Accounting Officer)