Form 10-Q
period 2003-09-30
CERES GROUP INC
filed 2003-11-14
CIK 215403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003  COMMISSION FILE NUMBER 0-8483




                                CERES GROUP, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                       34-1017531
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     17800 ROYALTON ROAD, CLEVELAND, OHIO                      44136
---------------------------------------------               -----------
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

     The number of shares of common stock, par value $0.001 per share, outstanding as of October 31, 2003 was 34,344,434.

                       CERES GROUP, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets - September 30, 2003
                    (Unaudited) and December 31, 2002                                                           1

               Condensed Consolidated Statements of Operations - Three and nine
                    months ended September 30, 2003 and 2002 (Unaudited)                                        2

               Condensed Consolidated Statement of Stockholders' Equity - Nine
                    months ended September 30, 2003 (Unaudited)                                                 3

               Condensed Consolidated Statements of Cash Flows - Nine months
                    ended September 30, 2003 and 2002 (Unaudited)                                               4

               Notes to Condensed Consolidated Financial Statements - September 30,
                    2003 (Unaudited)                                                                            5

Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                       17

Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                        32

Item 4.        Controls and Procedures                                                                          32

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                                33

Item 2.        Changes in Securities and Use of Proceeds                                                        33

Item 3.        Defaults Upon Senior Securities                                                                  33

Item 4.        Submission of Matters to a Vote of Security Holders                                              33

Item 5.        Other Information                                                                                33

Item 6.        Exhibits and Reports on Form 8-K                                                                 33

SIGNATURES                                                                                                      35

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                       CERES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                                                   2003               2002
                                                                                              -------------       -------------
                                                                                               (UNAUDITED)           (NOTE A)
ASSETS
Investments
    Fixed maturities available-for-sale, at fair value                                        $     469,592       $     388,057
    Surplus notes                                                                                     4,036               5,151
    Policy and mortgage loans                                                                         4,040               3,895
                                                                                              -------------       -------------
        Total investments                                                                           477,668             397,103
Cash and cash equivalents (of which $6,116 and $7,703 is restricted, respectively)                   40,518              32,118
Accrued investment income                                                                             4,874               5,236
Premiums receivable                                                                                   4,660               4,810
Reinsurance receivable                                                                              144,342             170,075
Property and equipment, net                                                                           5,728               5,387
Assets of Pyramid Life                                                                                   --             157,774
Deferred acquisition costs                                                                           70,254              74,891
Value of business acquired                                                                           13,085              16,084
Goodwill                                                                                             10,657              10,657
Licenses                                                                                              3,440               3,586
Other assets                                                                                          5,358               9,760
                                                                                              -------------       -------------
                   TOTAL ASSETS                                                               $     780,584        $    887,481
                                                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
    Future policy benefits, losses and claims                                                 $     341,947        $    327,385
    Unearned premiums                                                                                36,137              36,680
    Other policy claims and benefits payable                                                        131,784             147,938
                                                                                              -------------       -------------
                                                                                                    509,868             512,003
Deferred reinsurance gain                                                                             9,760              11,037
Other policyholders' funds                                                                           19,073              23,610
Federal income taxes payable                                                                          1,298                  --
Debt                                                                                                 12,192              25,003
Liabilities of Pyramid Life                                                                              --             102,457
Deferred federal income taxes                                                                        10,988              11,746
Other liabilities                                                                                    34,531              34,101
                                                                                              -------------       -------------
             TOTAL LIABILITIES                                                                      597,710             719,957
                                                                                              -------------       -------------
Stockholders' equity
    Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued               --                  --
    Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares
        authorized, none issued                                                                          --                  --
    Common stock, $0.001 par value, 50,000,000 shares authorized, 34,340,299 and
        34,232,610 shares issued and outstanding, respectively                                           34                  34
    Additional paid-in capital                                                                      133,266             133,052
    Retained earnings                                                                                39,921              21,430
    Accumulated other comprehensive income                                                            9,653              13,008
                                                                                              -------------       -------------
             TOTAL STOCKHOLDERS' EQUITY                                                             182,874             167,524
                                                                                              -------------       -------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     780,584        $    887,481
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  ------------------------------     ------------------------------
                                                                      2003              2002             2003              2002
                                                                  ------------      ------------     ------------      ------------
  REVENUES
  Premiums, net
       Medical                                                    $     72,593      $     90,702     $    236,754      $    277,793
       Senior and other                                                 43,439            42,102          128,698           127,462
                                                                  ------------      ------------     ------------      ------------
         Total premiums, net                                           116,032           132,804          365,452           405,255
  Net investment income                                                  6,588             5,779           18,572            18,544
  Net realized gains                                                       184             2,102            1,330             1,657
  Fee and other income                                                   6,758             7,311           20,496            23,474
  Amortization of deferred reinsurance gain                                355               478            1,431             2,354
                                                                  ------------      ------------     ------------      ------------
                                                                       129,917           148,474          407,281           451,284
                                                                  ------------      ------------     ------------      ------------
  BENEFITS, LOSSES AND EXPENSES
  Benefits, claims, losses and settlement expenses
       Medical                                                          53,327            66,315          174,632           222,909
       Senior and other                                                 32,200            31,163           96,604            95,434
                                                                  ------------      ------------     ------------      ------------
         Total benefits, claims, losses and settlement expenses         85,527            97,478          271,236           318,343
  Selling, general and administrative expenses                          35,663            42,106          111,071           133,481
  Net (deferral) amortization and change in acquisition costs
     and value of business acquired                                      1,756             1,938            4,813            (4,312)
  Interest expense and financing costs                                     291               490            1,026             1,536
  Special charge                                                            --                --               --             2,381
                                                                  ------------      ------------     ------------      ------------
                                                                       123,237           142,012          388,146           451,429
                                                                  ------------      ------------     ------------      ------------
  Income (loss) from continuing operations before federal
     income taxes and minority interest                                  6,680             6,462           19,135              (145)
  Federal income tax expense                                             2,430             2,253            4,197               102
                                                                  ------------      ------------     ------------      ------------
  Income (loss) from continuing operations after tax and before
     minority interest                                                   4,250             4,209           14,938              (247)
  Minority interest                                                         50               (10)              30               (37)
                                                                  ------------      ------------     ------------      ------------
  INCOME (LOSS) FROM CONTINUING OPERATIONS                               4,200             4,219           14,908              (210)
                                                                  ------------      ------------     ------------      ------------

  Discontinued operations
     Income from operations of Pyramid Life (less tax expense
        of $0, $1,674, $3,223 and $2,867, respectively)                     --             3,078            5,732             5,244
     Loss on sale of Pyramid Life (less tax benefit of $0 and
        $79, respectively)                                                  --                --           (2,149)               --
                                                                  ------------      ------------     ------------      ------------

  INCOME FROM DISCONTINUED OPERATIONS                                       --             3,078            3,583             5,244
                                                                  ------------      ------------     ------------      ------------
  NET INCOME                                                      $      4,200      $      7,297     $     18,491      $      5,034
                                                                  ============      ============     ============      ============

  BASIC EARNINGS PER SHARE
     Continuing operations                                        $       0.12      $       0.12     $       0.43      $         --
     Discontinued operations                                                --              0.09             0.11              0.15
                                                                  ------------      ------------     ------------      ------------
     Net income                                                   $       0.12      $       0.21     $       0.54      $       0.15
                                                                  ============      ============     ============      ============

  DILUTED EARNINGS PER SHARE
     Continuing operations                                        $       0.12      $       0.12     $       0.43      $         --
     Discontinued operations                                                --              0.09             0.11              0.15
                                                                  ------------      ------------     ------------      ------------
     Net income                                                   $       0.12      $       0.21     $       0.54      $       0.15
                                                                  ============      ============     ============      ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                    UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         COMMON STOCK
               Balance at September 30, 2003                                      $           34
                                                                                  ==============

         ADDITIONAL PAID-IN CAPITAL
         Balance at beginning of year                                             $      133,052
         Issuance of stock:
            Employee benefit plans                                                           214
                                                                                  --------------
               Balance at September 30, 2003                                      $      133,266
                                                                                  ==============

         RETAINED EARNINGS
         Balance at beginning of year                                             $       21,430
         Net income                                                                       18,491
                                                                                  --------------
               Balance at September 30, 2003                                      $       39,921
                                                                                  ==============

         ACCUMULATED OTHER COMPREHENSIVE INCOME
         Balance at beginning of year                                             $       13,008
         Unrealized gain on securities, net of tax expense of $207                           389
         Realized gains due to the sale of Pyramid Life, net of tax of $2,016             (3,744)
                                                                                  --------------
               Balance at September 30, 2003                                      $        9,653
                                                                                  ==============

         TOTAL STOCKHOLDERS' EQUITY                                               $      182,874
                                                                                  ==============

         NUMBER OF SHARES OF COMMON STOCK
         Balance at beginning of year                                                 34,232,610
         Issuance of stock:
            Employee benefit plans                                                       107,689
                                                                                  --------------
               Balance at September 30, 2003                                          34,340,299
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

                       CERES GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  -----------------------------------
                                                                                      2003                   2002
                                                                                  -------------          ------------
OPERATING ACTIVITIES
    Net income                                                                    $      18,491          $      5,034
    Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
        Net income from discontinued operations                                          (3,583)               (5,244)
        Depreciation and amortization                                                     2,725                 2,160
        Net realized gains                                                               (1,330)               (1,657)
        Deferred federal income taxes                                                      (910)                2,147
        Impairment of intangible asset, licenses                                            146                    --
        Changes in assets and liabilities:
           Accrued investment income                                                        362                 1,262
           Reinsurance and premiums receivable                                           25,883                31,466
           Deferred acquisition costs                                                     3,301                (5,774)
           Value of business acquired                                                     1,512                 1,462
           Other assets                                                                   2,243                (1,146)
           Future policy benefits, claims and funds payable                              (3,182)              (44,825)
           Unearned premium                                                                (543)                1,399
           Deferred reinsurance gain                                                     (1,277)               (2,354)
           Federal income taxes payable/recoverable                                       3,458                (2,029)
           Other liabilities                                                                756               (19,058)
                                                                                  -------------          ------------
Net cash provided by (used in) operating activities                                      48,052               (37,157)
                                                                                  -------------          ------------

INVESTING ACTIVITIES
    Net purchases of furniture and equipment                                             (1,524)                 (308)
    Purchase of fixed maturities available-for-sale                                    (188,631)             (143,472)
    Increase in policy and mortgage loans, net                                             (145)                 (136)
    Proceeds from sales of fixed maturities available-for-sale                           38,099               119,688
    Proceeds from calls and maturities of fixed maturities available-for-sale            72,832                37,759
    Net proceeds from sale of Pyramid Life                                               55,261                    --
                                                                                  -------------          ------------
Net cash provided by (used in) investing activities                                     (24,108)               13,531
                                                                                  -------------          ------------

FINANCING ACTIVITIES
    Increase in annuity account balances                                                 10,680                 5,555
    Decrease in annuity account balances                                                (13,627)              (15,540)
    Principal payments on debt                                                          (12,811)               (4,915)
    Proceeds from issuance of common stock related to employee benefit plans                214                   739
                                                                                  -------------          ------------
Net cash used in financing activities                                                   (15,544)              (14,161)
                                                                                  -------------          ------------
NET INCREASE (DECREASE) IN CASH                                                           8,400               (37,787)
Cash and cash equivalents at beginning of year                                           32,118                68,506
                                                                                  -------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      40,518          $     30,719
                                                                                  =============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during the period for interest                                      $         745          $      1,698
    Cash paid during the period for federal income taxes                                  1,892                    --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The condensed consolidated financial statements for September 30, 2003 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, United Benefit Life Insurance Company, and the discontinued operations of Pyramid Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2002 have been reclassified to present the discontinued operations of Pyramid Life separate from continuing operations to conform to the current period's presentation.

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2003 and December 31, 2002, restricted cash was $6.1 million and $7.7 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

     INVESTMENTS

     Our insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

     PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

      Property and equipment are carried at cost less allowances for depreciation and amortization. Office buildings are depreciated on the straight-line method over 35 years, except for certain components, which are depreciated over 15 years. Depreciation for other property and equipment is computed on the straight-line basis over the estimated useful lives of the equipment, principally three to seven years. Property held for sale is stated at estimated fair value less cost to sell. No depreciation or amortization is provided for property held for sale.

      STOCK-BASED COMPENSATION

      Stock-based compensation plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"). In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

      We adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which permits entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. Additionally, in December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting ("APB Opinion 28"). We elected to continue to

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

apply provisions of APB Opinion 25 and provide the pro forma disclosure required by SFAS 123 and the amended disclosures required by SFAS 148.

      No stock-based employee compensation cost is reflected in net income, as all options granted under our plan generally had an exercise price equal to or higher than the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                   -----------------------------      -------------------------------
                                                        2003             2002             2003               2002
                                                   ------------     ------------      ------------       ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income, as reported                            $      4,200     $      7,297      $     18,491       $      5,034

Total stock-based employee compensation
      expense determined under fair value
      based method for all awards, net of tax                --             (139)               --               (378)
                                                   ------------     ------------      ------------       ------------
PRO FORMA NET INCOME                               $      4,200     $      7,158      $     18,491       $      4,656
                                                   ============     ============      ============       ============

Earnings per share
      Basic-as reported                            $       0.12     $       0.21      $       0.54       $       0.15
      BASIC-PRO FORMA                              $       0.12     $       0.21      $       0.54       $       0.14

      Diluted-as reported                          $       0.12     $       0.21      $       0.54       $       0.15
      DILUTED-PRO FORMA                            $       0.12     $       0.21      $       0.54       $       0.14

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts ("SOP 03-1"). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of SOP 03-1 must be applied as of the beginning of the fiscal year. We are currently evaluating the impact that SOP 03-1 will have on our consolidated results of operations, cash flows and financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The FASB deferred indefinitely, the application of various provisions as it related to mandatorily redeemable financial instruments of nonpublic entities. We have not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments as defined within the scope of this pronouncement.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities, and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have, and will continue to, adopt the various provisions of FIN 46 as indicated above, but presently do not have any variable interest entities that would be required to be included in our consolidated results of operations, cash flows or financial position. We previously reported that we would adopt FIN 46 for variable interests acquired before February 1, 2003 on July 1, 2003; however, the FASB staff has delayed the implementation date for these provisions until the fourth quarter of 2003.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

     In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which supercedes Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF Issue 94-3"). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The adoption of this Standard did not have a material effect on our consolidated results of operations, cash flows, or financial position.

B. DEBT

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                        2003                   2002
                                                                    -------------          ------------
                                                                             (DOLLARS IN THOUSANDS)
     Bank credit facility                                           $      12,192          $     25,003
                                                                    =============          ============

     We maintain a bank credit facility consisting of a tranche A term loan that expires February 17, 2005 and a tranche B term loan that expires December 17, 2005. The term loans bear interest at either a fixed rate based on the prime rate plus a spread or a floating rate based on LIBOR plus a spread. The applicable rate for the tranche A term loan is the prime rate plus 3.0% or LIBOR plus 4.0%. The applicable rate for the tranche B term loan is the prime rate plus 3.5% or LIBOR plus 4.5%. At September 30, 2003, the interest rate on our $7.6 million tranche A term loan was 5.1% and the interest rate on our $4.6 million tranche B term loan was 5.6%.

     The credit agreement, as amended, contains customary covenants which, among other matters, require us to achieve certain minimum financial results, prohibit us from paying future cash dividends and restrict or limit our ability to incur additional debt and dispose of assets outside the ordinary course of business. At September 30, 2003, we were in compliance with all such covenants. Our obligations under the credit agreement are secured by pledges of the common stock of Central Reserve Life, Continental General, and most of our non-regulated subsidiaries.

     We do not have transactions or relationships with "special purpose" entities and we do not have any off balance sheet financing other than operating leases.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                   UNAUDITED
================================================================================

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ------------------------------        ---------------------------------
                                                        2003              2002                2003                2002
                                                   -----------       ------------        -------------      --------------
                                                                            (DOLLARS IN THOUSANDS)

  PREMIUMS, NET
       Direct                                      $   139,970       $    161,455        $     437,178      $      497,132
       Assumed                                              --                 28                   --                  73
       Ceded                                           (23,938)           (28,679)             (71,726)            (91,950)
                                                   -----------       ------------        -------------      --------------
           Total premiums, net                     $   116,032       $    132,804        $     365,452      $      405,255
                                                   ===========       ============        =============      ==============
  BENEFITS, CLAIMS, LOSSES AND
       SETTLEMENT EXPENSES, NET
       Benefits, claims, losses and settlement
           expenses                                $   100,432       $    113,471        $     316,215      $      381,474
       Reinsurance recoveries                          (14,905)           (15,993)             (44,979)            (63,131)
                                                   -----------       ------------        -------------      --------------
           Total benefits, claims, losses and
              settlement expenses, net             $    85,527       $     97,478        $     271,236      $      318,343
                                                   ===========       ============        =============      ==============
  SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES
       Commissions                                 $    17,204       $     23,528        $      56,330      $       75,285
       Other operating expenses                         22,985             24,458               69,341              77,046
       Reinsurance expenses                                 --                 --                   --                 440
       Reinsurance allowances                           (4,526)            (5,880)             (14,600)            (19,290)
                                                   -----------       ------------        -------------      --------------
            Total selling, general and
               administrative expenses             $    35,663       $     42,106        $     111,071      $      133,481
                                                   ===========       ============        =============      ==============

D. DISCONTINUED OPERATIONS

      On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General's statutory capital and repay $10.0 million of our bank debt. Additionally, we continue to process Pyramid Life's business through an administrative services agreement until December 31, 2003. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life's assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life's operations were classified as discontinued operations and prior years' financial information has been reclassified.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

     Summarized financial data for Pyramid Life's operations are as follows:

                            STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                          -------------------------------        ------------------------------
                                                              2003               2002                2003              2002
                                                          -----------        ------------        ------------      ------------
                                                                                 (DOLLARS IN THOUSANDS)
REVENUES
Premiums, net                                             $        --        $     25,144        $     27,964      $     71,852
Net investment income                                              --               1,695               1,568             5,080
Net realized gains                                                 --                 976               5,965               131
                                                          -----------        ------------        ------------      ------------
                                                                   --              27,815              35,497            77,063
                                                          -----------        ------------        ------------      ------------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses                   --              17,640              20,285            53,280
Selling, general and administrative expenses                       --               7,512               8,702            21,612
Net (deferral) amortization and change in acquisition
   costs and value of business acquired                            --              (2,089)             (2,445)           (6,227)
Special charge                                                     --                  --                  --               287
                                                          -----------        ------------        ------------      ------------
                                                                   --              23,063              26,542            68,952
                                                          -----------        ------------        ------------      ------------
Income from operations before federal income taxes                 --               4,752               8,955             8,111
Federal income tax expense                                         --               1,674               3,223             2,867
                                                          -----------        ------------        ------------      ------------
INCOME FROM OPERATIONS                                             --               3,078               5,732             5,244
                                                          -----------        ------------        ------------      ------------

Loss on sale of Pyramid Life                                       --                  --              (2,228)               --
Federal income tax benefit                                         --                  --                 (79)               --
                                                          -----------        ------------        ------------      ------------
LOSS ON SALE OF PYRAMID LIFE, NET                                  --                  --              (2,149)               --
                                                          -----------        ------------        ------------      ------------

INCOME FROM DISCONTINUED OPERATIONS                       $        --        $      3,078        $      3,583      $      5,244
                                                          ===========        ============        ============      ============

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

                                  BALANCE SHEET

                                                                                         DECEMBER 31,
                                                                                             2002
                                                                                        ---------------
                                                                                          (DOLLARS IN
                                                                                           THOUSANDS)
          ASSETS
          Investments                                                                   $       106,231
          Cash and cash equivalents                                                               6,411
          Accrued investment income                                                               1,391
          Premiums receivable                                                                       312
          Reinsurance receivable                                                                  7,808
          Property and equipment, net                                                             1,000
          Deferred acquisition costs                                                             16,150
          Value of business acquired                                                             15,067
          Other assets                                                                            3,404
                                                                                        ---------------
                    TOTAL ASSETS                                                                157,774
                                                                                        ---------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Policy liabilities and benefits accrued                                                96,866
          Intercompany payable                                                                    1,797
          Other liabilities                                                                       3,794
                                                                                        ---------------
                    TOTAL LIABILITIES                                                           102,457
                                                                                        ---------------
          NET ASSETS OF DISCONTINUED OPERATIONS                                         $        55,317
                                                                                        ===============

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

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

F.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is as follows:

                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                                       -------------------------------         ------------------------------
                                                           2003                2002                2003               2002
                                                       ------------        -----------         -----------        -----------
                                                                                (DOLLARS IN THOUSANDS)

  Net income                                           $      4,200        $     7,297         $    18,491        $     5,034
  Other comprehensive income (loss), net of tax:
     Unrealized gain on securities, net of tax
        expense (benefit) of $(3,177), $3,839,
        $207 and $5,666, respectively (1)                    (5,896)             7,128                 389             11,767
     Realized gain due to the sale of Pyramid Life,
        net of tax of $2,016                                     --                 --              (3,744)                --
                                                       ------------        -----------         -----------        -----------
        Comprehensive income (loss)                    $     (1,696)      $     14,425         $    15,136        $    16,801
                                                       ============       ============         ===========        ===========
-----------
(1) Net of reclassification adjustments for net gains (losses) included in net income.

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

                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,                           SEPTEMBER 30,
                                                   ------------------------------          -----------------------------
                                                      2003                2002                2003               2002
                                                   ----------          ----------          ----------         ----------

  Weighted average shares:

       BASIC                                       34,339,582          34,034,196          34,291,416         33,967,712
       Stock awards and incremental shares from
           assumed exercise of stock options           55,714                  --              19,021                 --
                                                   ----------          ----------          ----------         ----------
       DILUTED                                     34,395,296          34,034,196          34,310,437         33,967,712
                                                   ==========          ==========          ==========         ==========

H.   CONTINGENCIES

      We are involved in various legal and regulatory actions occurring in the normal course of business, which could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of lawsuits against the Company or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flow of a future period.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

I.   OPERATING SEGMENTS

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: Medical, Senior and Other, and Corporate and Other. Products included in the Medical segment include catastrophic and comprehensive major medical plans. Significant products in the Senior and Other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The Corporate and Other segment encompasses all other activities, including investment income, interest expense, and corporate expenses, of the parent company. For all periods presented, the segment results exclude the operations of Pyramid Life, which was sold March 31, 2003.

                       CERES GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2003
                                    UNAUDITED
================================================================================

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three and nine months ended September 30, 2003 and 2002 attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

                                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ---------------------------------       -------------------------------
                                                            2003                2002                2003               2002
                                                       --------------      -------------       -------------      ------------
                                                                                (DOLLARS IN THOUSANDS)
MEDICAL
     Revenues
          Net premiums                                 $       72,593      $      90,702       $     236,754      $    277,793
          Investment income, realized gains                     1,312              2,460               4,591             6,263
          Other income                                          4,934              7,446              16,956            23,974
                                                       --------------      -------------       -------------      ------------
                                                               78,839            100,608             258,301           308,030
                                                       --------------      -------------       -------------      ------------
     Expenses
          Benefits and claims                                  53,327             66,315             174,632           222,909
          Other operating expenses                             23,180             31,677              75,918            93,412
                                                       --------------      -------------       -------------      ------------
                                                               76,507             97,992             250,550           316,321
                                                       --------------      -------------       -------------      ------------
      Segment profit (loss) before federal income
          taxes and minority interest                  $        2,332      $       2,616       $       7,751      $     (8,291)
                                                       ==============      =============       =============      ============
SENIOR AND OTHER
      Revenues
           Net premiums                                $       43,439      $      42,102       $     128,698      $    127,462
           Investment income, realized gains                    5,345              5,311              14,980            13,606
           Other income                                         2,173                343               4,965             1,854
                                                       --------------      -------------       -------------      ------------
                                                               50,957             47,756             148,643           142,922
                                                       --------------      -------------       -------------      ------------
      Expenses
           Benefits and claims                                 32,200             31,163              96,604            95,434
           Other operating expenses                            13,885             11,905              38,801            34,578
                                                       --------------      -------------       -------------      ------------
                                                               46,085             43,068             135,405           130,012
                                                       --------------      -------------       -------------      ------------
      Segment profit before federal income taxes and
           minority interest                           $        4,872      $       4,688       $      13,238      $     12,910
                                                       ==============      =============       =============      ============
CORPORATE AND OTHER
      Revenues
           Investment income, realized gains           $          115      $         110       $         331      $        332
           Other income                                             6                 --                   6                --
                                                       --------------      -------------       -------------      ------------
                                                                  121                110                 337               332
                                                       --------------      -------------       -------------      ------------

      Expenses
           Interest and financing costs                           291                490               1,026             1,536
           Other operating expenses                               354                462               1,165             1,179
           Special charge                                          --                 --                  --             2,381
                                                       --------------      -------------       -------------      ------------
                                                                  645                952               2,191             5,096
                                                       --------------      -------------       -------------      ------------
      Segment loss before federal income taxes
       and minority interest                           $         (524)     $        (842)      $      (1,854)     $     (4,764)
                                                       ==============      =============       =============      ============

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE FEDERAL INCOME TAXES AND MINORITY
      INTEREST                                         $        6,680      $       6,462       $      19,135      $       (145)
                                                       ==============      =============       =============      ============

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

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups and in late 2003, will market and sell senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders and its business was substantially wound down at December 31, 2002. Provident American Life also discontinued new sales activities and currently has approximately 1,600 active policyholders.

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

RESULTS OF OPERATIONS

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Results of continuing operations for the three and nine months ended September 30, 2003 and 2002 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. Therefore, the financial information excludes the operations of Pyramid Life for the periods presented. Financial data for the three and nine months ended September 30, 2002 was reclassified to reflect the sale of Pyramid Life. The net assets, results of operations, and cash flows of Pyramid Life were reported separately as discontinued operations of a subsidiary in our condensed consolidated financial statements for the periods presented. See Note D. Discontinued Operations to our condensed consolidated financial statements for further information.

 QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                            INCREASE
                                            THREE MONTHS                THREE MONTHS                    (DECREASE) FROM
                                                ENDED         % OF         ENDED          % OF           PREVIOUS YEAR
                                            SEPTEMBER 30,  CONSOLIDATED SEPTEMBER 30,  CONSOLIDATED   -------------------
                                                2003         REVENUES       2002         REVENUES     DOLLARS        %
                                           -------------  ------------ -------------  ------------    -------      ------
                                                            (dollars in thousands, except per share amounts)
Premiums, net

      Medical                               $   72,593          55.9%     $   90,702        61.1%    $ (18,109)    (20.0)%
      Senior and other                          43,439          33.4          42,102        28.4         1,337       3.2
                                            ----------       -------      ----------     -------     ---------
           Total                               116,032          89.3         132,804        89.5       (16,772)    (12.6)
Net investment income                            6,588           5.1           5,779         3.9           809      14.0
Net realized gains                                 184           0.1           2,102         1.4        (1,918)    (91.2)
Fee and other income                             6,758           5.2           7,311         4.9          (553)     (7.6)
Amortization of deferred
   reinsurance gain                                355           0.3             478         0.3          (123)    (25.7)
                                            ----------       -------      ----------     -------     ---------
           Consolidated revenues               129,917         100.0         148,474       100.0       (18,557)    (12.5)
                                            ----------       -------      ----------     -------     ---------
Benefits, claims, losses and settlement
   expenses
      Medical                                   53,327          41.0          66,315        44.7       (12,988)    (19.6)
      Senior and other                          32,200          24.8          31,163        21.0         1,037       3.3
                                            ----------       -------      ----------     -------     ---------
           Total                                85,527          65.8          97,478        65.7       (11,951)    (12.3)

Selling, general and administrative
   expenses                                     35,663          27.5          42,106        28.3        (6,443)    (15.3)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                      1,756           1.4           1,938         1.3          (182)     (9.4)
Interest expense and financing costs               291           0.2             490         0.3          (199)    (40.6)
                                            ----------       -------      ----------     -------     ---------
                                               123,237          94.9         142,012        95.6       (18,775)    (13.2)
                                            ----------       -------      ----------     -------     ---------
Income from continuing operations
   before federal income taxes and
   minority interest                             6,680           5.1           6,462         4.4           218       3.4

Federal income tax expense                       2,430           1.9           2,253         1.6           177       7.9
                                            ----------       -------      ----------     -------     ---------
Income from continuing operations
   after tax and before minority interest        4,250           3.2           4,209         2.8            41       1.0
Minority interest                                   50            --             (10)         --            60       N/M
                                            ----------       -------      ----------     -------     ---------
    INCOME FROM CONTINUING OPERATIONS            4,200           3.2           4,219         2.8           (19)     (0.5)
                                            ----------       -------      ----------     -------     ---------

Discontinued operations:
   Income from operations of Pyramid
      Life, net of tax                              --            --           3,078         2.1        (3,078)   (100.0)
   Loss on sale of Pyramid Life, net of tax         --            --              --          --            --        --
                                            ----------       -------      ----------     -------     ---------
   INCOME FROM DISCONTINUED OPERATIONS              --            --           3,078         2.1        (3,078)   (100.0)
                                            ----------       -------      ----------     -------     ---------
NET INCOME                                  $    4,200           3.2%     $    7,297         4.9%    $  (3,097)    (42.4)
                                            ==========       =======      ==========     =======     =========
Basic earnings per share                    $     0.12                    $     0.21                 $   (0.09)    (42.9)
Diluted earnings per share                        0.12                          0.21                     (0.09)    (42.9)
-----------
N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the quarter ended September 30, 2003, total net premiums decreased 12.6% to $116.0 million, compared to $132.8 million for the same quarter in 2002.

     MEDICAL

     Medical premiums for the quarter ended September 30, 2003 were $72.6 million compared to $90.7 million for the quarter ended September 30, 2002, a decrease of 20.0%. The decrease in medical premiums was primarily the result of a decrease in major medical certificates in force due to the cancellation of medical business in unprofitable states, higher than anticipated policy lapse rates, and a 66% decline in new business production offset by a lower level of reinsurance and renewal premium increases averaging 20% to 30%.

     SENIOR AND OTHER

     Senior and other premiums increased $1.3 million to $43.4 million for the quarter ended September 30, 2003 compared to $42.1 million for the same quarter in 2002. The increase in senior and other premiums was primarily the result of premium rate increases and an increase in Medicare supplement new business production.

OTHER REVENUES

     Net investment income was $6.6 million for the third quarter of 2003 compared to $5.8 million for the third quarter of 2002, an increase of 14.0%, due primarily to an increase in invested assets from the proceeds of the sale of Pyramid Life.

     Net realized gains decreased to $0.2 million for the third quarter of 2003 compared to $2.1 million for the third quarter of 2002. The prior year quarter reflected a partial redistribution of our investment portfolio, which resulted in the realization of capital gains.

     Fee and other income decreased to $6.8 million for the quarter ended September 30, 2003 compared to $7.3 million for the same quarter of 2002, a decrease of 7.6%. This decrease was primarily attributable to the cancellation of medical business in certain unprofitable states and the decline in new business in the Medical segment, and was partially offset by $1.9 million of third party administrator ("TPA") fees in the Senior and Other segment related to the processing of senior business for Pyramid Life. This TPA agreement is expected to terminate at December 31, 2003.

     The amortization of deferred reinsurance gain of $0.4 million for the quarter ended September 30, 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $9.8 million at September 30, 2003 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $0.5 million for the quarter ended September 30, 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $85.5 million for the quarter ended September 30, 2003 compared to $97.5 million for the same quarter in 2002, a decrease of 12.3%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $53.3 million for the quarter ended September 30, 2003 compared to $66.3 million for the same quarter in 2002, a decrease of 19.6%. The decrease was primarily a result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states and higher than anticipated policy lapse rates. The medical loss ratio was 73.5% for the quarter ended September 30, 2003 compared to 73.1% for the same quarter of 2002.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses increased to $32.2 million for the quarter ended September 30, 2003 compared to $31.2 million for the same quarter of 2002. The senior and other loss ratio was 74.1% for the third quarter of 2003 compared to 74.0% for the third quarter of 2002 primarily due to higher claims experience on the long-term care business.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $35.7 million in the third quarter of 2003 compared to $42.1 million in the third quarter of 2002, a decrease of 15.3%. Commissions decreased $6.3 million and other operating expenses decreased $1.5 million as a direct result of the decline in medical premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.5% in the third quarter of 2003 compared to 28.3% in the third quarter of 2002 primarily due to the decrease in the overall commissions rate as a result of lower new sales, a reduced workforce at our Cleveland facility, offset by the decrease in reinsurance allowances due to a lower volume of ceded premiums as a result of our cancelled business.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $1.8 million for the third quarter of 2003 which was comparable to net amortization of $1.9 million for the third quarter of 2002.

     Interest expense and financing costs decreased to $0.3 million in the third quarter of 2003 compared to $0.5 million in the third quarter of 2002 as a result of a decrease in outstanding debt.

     A federal income tax expense of $2.4 million was recorded for the third quarter of 2003, or 36.4% of the income from continuing operations before federal taxes. In the third quarter of 2002, a federal income tax expense of $2.3 million was recorded, or 34.9% of the income from continuing operations before federal taxes.

     Income from continuing operations was $4.2 million, or $0.12 per share, for the third quarter of 2003, which was comparable to the third quarter of 2002. For the third quarter of 2003, net income was $4.2 million, or $0.12 per share, compared to $7.3 million, or $0.21 per share, for the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002


                                                                                                                    INCREASE
                                             NINE MONTHS                   NINE MONTHS                          (DECREASE) FROM
                                                ENDED          % OF           ENDED            % OF              PREVIOUS YEAR
                                             SEPTEMBER 30,  CONSOLIDATED   SEPTEMBER 30,   CONSOLIDATED     ----------------------
                                                 2003         REVENUES         2002          REVENUES         DOLLARS         %
                                             ----------     ------------    ----------     ------------     ----------     -------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net

      Medical                                $  236,754         58.1%       $  277,793          61.6%       $  (41,039)     (14.8)%
      Senior and other                          128,698         31.6           127,462          28.2             1,236        1.0
                                             ----------        -----        ----------         -----        ----------
           Total                                365,452         89.7           405,255          89.8           (39,803)      (9.8)
Net investment income                            18,572          4.6            18,544           4.1                28        0.2
Net realized gains                                1,330          0.3             1,657           0.4              (327)     (19.7)
Fee and other income                             20,496          5.0            23,474           5.2            (2,978)     (12.7)
Amortization of deferred
   reinsurance gain                               1,431          0.4             2,354           0.5              (923)     (39.2)
                                             ----------        -----        ----------         -----        ----------
           Consolidated revenues                407,281        100.0           451,284         100.0           (44,003)      (9.8)
                                             ----------        -----        ----------         -----        ----------
Benefits, claims, losses and settlement
   expenses
      Medical                                   174,632         42.9           222,909          49.4           (48,277)     (21.7)
      Senior and other                           96,604         23.7            95,434          21.1             1,170        1.2
                                             ----------        -----        ----------         -----        ----------
           Total                                271,236         66.6           318,343          70.5           (47,107)     (14.8)

Selling, general and administrative
   expenses                                     111,071         27.3           133,481          29.6           (22,410)     (16.8)
Net (deferral) amortization and change in
   acquisition costs and value of business
   acquired                                       4,813          1.2            (4,312)         (0.9)            9,125        N/M
Interest expense and financing costs              1,026          0.2             1,536           0.4              (510)     (33.2)
Special charge                                       --           --             2,381           0.5            (2,381)    (100.0)
                                             ----------        -----        ----------         -----        ----------
                                                388,146         95.3           451,429         100.1           (63,283)     (14.0)
                                             ----------        -----        ----------         -----        ----------
Income (loss) from continuing operations
   before federal income taxes and
   minority interest                             19,135          4.7              (145)         (0.1)           19,280        N/M

Federal income tax expense                        4,197          1.1               102            --             4,095        N/M
                                             ----------        -----        ----------         -----        ----------
Income (loss) from continuing operations
   after tax and before minority interest        14,938          3.6              (247)         (0.1)           15,185        N/M

Minority interest                                    30           --               (37)           --                67      181.1
                                             ----------        -----        ----------         -----        ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                    14,908          3.6              (210)         (0.1)           15,118        N/M
                                             ----------        -----        ----------         -----        ----------
Discontinued operations:
   Income from operations of Pyramid
      Life, net of tax                            5,732          1.4             5,244           1.2               488        9.3
   Loss on sale of Pyramid Life, net of tax      (2,149)        (0.5)               --            --            (2,149)       N/M
                                             ----------        -----        ----------         -----        ----------
INCOME FROM DISCONTINUED
   OPERATIONS                                     3,583          0.9             5,244           1.2            (1,661)     (31.7)
                                             ----------        -----        ----------          ----        ----------

NET INCOME                                   $   18,491          4.5%       $    5,034           1.1%       $   13,457        N/M
                                             ==========        =====        ==========         =====        ==========
Basic earnings per share                     $     0.54                     $     0.15                      $     0.39        N/M
Diluted earnings per share                         0.54                           0.15                            0.39        N/M
-----------
N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the nine months ended September 30, 2003, total net premiums decreased 9.8% to $365.5 million, compared to $405.3 million for the same period in 2002.

     MEDICAL

     Medical premiums for the nine months ended September 30, 2003 were $236.8 million compared to $277.8 million for the nine months ended September 30, 2002, a decrease of 14.8%. The decrease in medical premiums was primarily the result of a decrease in major medical certificates in force due to the cancellation of medical business in unprofitable states and a 65% decline in new business production offset by a lower level of reinsurance and renewal premium increases averaging 20% to 30%.

     SENIOR AND OTHER

     Senior and other premiums were $128.7 million for the nine months ended September 30, 2003 compared to $127.5 million for the same period in 2002. The increase in senior and other premiums was primarily the result of premium rate increases and an increase in Medicare supplement new business production.

OTHER REVENUES

     Net investment income was $18.6 million for the first nine months of 2003 compared to $18.5 million for the first nine months of 2002, an increase of 0.2%. The decline in the overall portfolio yield to 5.5% was offset by the increase in average invested assets.

     Net realized gains decreased to $1.3 million for the first nine months of 2003 compared to $1.7 million for the first nine months of 2002. The prior year period reflected a partial redistribution of our investment portfolio, which resulted in the realization of capital gains, offset by the write-down for other-than-temporary impairment on bonds held in WorldCom of $0.9 million.

     Fee and other income decreased to $20.5 million for the nine months ended September 30, 2003 compared to $23.5 million for the same nine months of 2002, a decrease of 12.7%. This decrease was primarily attributable to the cancellation of medical business in certain unprofitable states and a decline in new business and was partially offset by $3.8 million of TPA fees in the Senior and Other segment related to the processing of senior business for Pyramid Life. This TPA agreement is expected to terminate at December 31, 2003.

     The amortization of deferred reinsurance gain of $1.4 million for the nine months ended September 30, 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $9.8 million at September 30, 2003 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $2.4 million for the nine months ended September 30, 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $271.2 million for the nine months ended September 30, 2003 compared to $318.3 million for the nine months ended September 30, 2002, a decrease of 14.8%.

     MEDICAL

     Medical benefits, claims, losses and settlement expenses were $174.6 million for the nine months ended September 30, 2003 compared to $222.9 million for the same period in 2002, a decrease of 21.7%. The decrease was primarily a result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. The medical loss ratio was 73.8% for the nine months ended September 30, 2003 compared to 80.2% for the same period of 2002. The medical loss ratio decreased due to the cancellation of business in poor performing markets, rate increases, and a higher severity of claims than anticipated in the December 31, 2001 claim inventory, which adversely impacted 2002 loss ratios.

     SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses increased to $96.6 million for the nine months ended September 30, 2003 compared to $95.4 million for the same period of 2002. The senior and other loss ratio was 75.1% for the first nine months of 2003 compared to 74.9% for the first nine months of 2002. The higher loss ratio in the current period was primarily due to higher claims experience on the long-term care and senior life business, which was partially offset in part by improved Medicare supplement experience.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $111.1 million for the first nine months of 2003 compared to $133.5 million in the first nine months of 2002, a decrease of 16.8%. Commissions decreased $19.0 million and other operating expenses decreased $8.1 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $4.7 million as a result of a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.3% in the first nine months of 2003 compared to 29.6% in the first nine months of 2002 primarily due to the decrease in the overall commissions rate as a result of lower new sales, a reduced workforce at our Cleveland facility and economies of scale achieved from the conversion of the senior business to our Kansas City facility in 2002, offset by the decrease in reinsurance allowances due to a lower volume of ceded premiums as a result of our cancelled business.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $4.8 million for the first nine months of 2003 compared to a net deferral of $4.3 million for the first nine months of 2002. The decrease in the net deferral was primarily attributable to the lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $1.0 million in the first nine months of 2003 compared to $1.5 million in the first nine months of 2002 as a result of a decrease in outstanding debt.

     The special charge for the nine months ended September 30, 2002 represented a pre-tax non-recurring charge of $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the retirement of Peter W. Nauert, our former CEO. See Note E. Special Charge to our condensed consolidated financial statements for further information.

     A federal income tax expense of $4.2 million was recorded for the first nine months of 2003, which included a $2.7 million reduction to the deferred tax valuation allowance as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate, including the deferred tax valuation allowance adjustment of $2.7 million, was 21.9% for the nine months ended September 30, 2003. In the first nine months of 2002, a federal income tax expense of $0.1 million was recorded, which included a $0.2 million adjustment for permanent differences related to penalties and meals and entertainment.

     Income from continuing operations was $14.9 million, or $0.43 per share, for the first nine months of 2003 compared to a loss of $0.2 million for the first nine months of 2002. Income from the operations of Pyramid Life (classified as discontinued operations) was $3.6 million, or $0.11 per share, (which included $3.9 million of net realized investment gains, $1.8 million of operating income and a loss on the sale of $2.1 million) for the first nine months of 2003 compared to $5.2 million, or $0.15 per share, for the first nine months of 2002. For the first nine months of 2003, net income was $18.5 million, or $0.54 per share, compared to $5.0 million, or $0.15 per share, for the same period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity, and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended September 30, 2003 was $48.1 million compared to net cash used in operating activities of $37.2 million at September 30, 2002. The increase was primarily attributable to an improvement in earnings and the current year settlements of our reinsurance receivables.

     Assets decreased 12.0% to $780.6 million at September 30, 2003 from $887.5 million at December 31, 2002 due primarily to the sale of Pyramid Life. Assets of $477.7 million, or 61.2% of the total assets, were in investments at September 30, 2003. Fixed maturities, our primary investment, were $469.6 million, or 98.3% of total investments, at September 30, 2003. Other investments consist of surplus notes, policy loans and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at estimated fair value at September 30, 2003.

     Approximately 95.5% of our bonds were of investment grade quality at September 30, 2003. In addition to the fixed maturities, we also had $40.5 million in cash and cash equivalents of which $6.1 million was restricted at September 30, 2003.

     The total reinsurance receivable was $144.3 million at September 30, 2003. Of this amount, $144.1 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 85.3% of the total liabilities at September 30, 2003 compared to 71.1% at December 31, 2002. This increase was primarily due to the sale of Pyramid Life.

     CREDIT AGREEMENT. We maintain a bank credit facility consisting of a tranche A term loan that expires February 17, 2005 and a tranche B term loan that expires December 17, 2005. The term loans bear interest at either a fixed rate based on the prime rate plus a spread or a floating rate based on LIBOR plus a spread. The applicable rate for the tranche A term loan is the prime rate plus 3.0% or LIBOR plus 4.0%. The applicable rate for the tranche B term loan is the prime rate plus 3.5% or LIBOR plus 4.5%. At September 30, 2003, the interest rate on our $7.6 million tranche A term loan was 5.1% and the interest rate on our $4.6 million tranche B term loan was 5.6%.

     The credit agreement, as amended, contains customary covenants which, among other matters, require us to achieve certain minimum financial results, prohibit us from paying future cash dividends and restrict or limit our ability to incur additional debt and dispose of assets outside the ordinary course of business. At September 30, 2003, we were in compliance with all such covenants. Our obligations under the credit agreement are secured by pledges of the common stock of Central Reserve Life, Continental General, and most of our non-regulated subsidiaries.

     We do not have transactions or relationships with "special purpose" entities, and we do not have any off balance sheet financing other than operating leases.

     The following schedule summarizes current and future contractual obligations as of September 30, 2003:

                                                                             PAYMENTS DUE BY YEAR
                                              ---------------------------------------------------------------------------------
                                                                 LESS THAN
         CONTRACTUAL OBLIGATIONS                 TOTAL             1 YEAR          1-3 YEARS       4-5 YEARS       AFTER 5 YEARS
------------------------------------------    ------------      ------------     ------------      ----------      -------------
                                                                            (DOLLARS IN THOUSANDS)

Long-term debt                                $     12,192      $      3,336     $      8,856      $      --        $         --
Operating leases                                    27,392             2,807            4,692          3,976              15,917
                                              ------------      ------------     ------------      ---------        ------------
     Total contractual obligations            $     39,584      $      6,143     $     13,548      $   3,976        $     15,917
                                              ============      ============     ============      =========        ============

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive, and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business declines, fee income declines. Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of our insurance subsidiaries (Central Reserve and Continental General) can pay a dividend to Ceres Group, the parent company, without prior approval of their respective state regulators as a result of their respective statutory levels of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

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

     -  all spread changes exceeding 50 basis points; or

     - corporate bond prices that move more than 10% over the past week, 20% over the past month, or 30% over the past three months.

     All of our fixed maturity investments are reported at fair market value at September 30, 2003. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at September 30, 2003 were $5.4 million and $4.9 million, respectively.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $13.1 million after-tax at September 30, 2003. This amount represents approximately 7.2% of our stockholders' equity at such date.

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

     - developments in healthcare reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996, increased privacy regulation, and changes in laws and regulations in key states in which we operate;

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

     The factors listed above should not be construed as exhaustive. We undertake no obligation to publicly release the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note A. Summary of Business and Significant Accounting Policies, to the notes to our condensed consolidated financial statements for a discussion of recently issued Accounting Standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     The information called for by this item is provided under the caption "Market Risk and Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

     We carried out an evaluation, under the supervision and with the participation of management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) as of September 30, 2003. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     We are involved in various legal and regulatory actions occurring in the normal course of business, which could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of lawsuits against the Company or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flow of a future period.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
--------------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)       Exhibits:

         10.42    Employment Agreement dated, August 18, 2003, between Bradley
                  A. Wolfram and Ceres Group, Inc.

         31.1 CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         31.2 CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K:

         On August 7, 2003, we filed a current report on Form 8-K to disclose our earnings for the second quarter of 2003.

         On August 20, 2003, we amended our current report on Form 8-K, dated June 26, 2003, to disclose that the client-auditor relationship between the Company and Ernst & Young, LLP ceased upon the completion of second quarter review procedures on August 14, 2003.

         On September 15, 2003, we filed a current report on Form 8-K to disclose that we engaged KPMG, LLP as our independent accountants.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CERES GROUP, INC.


Date: November 14, 2003         By:  /s/ David I. Vickers
      -----------------              ----------------------------------
                                     David I. Vickers
                                     Executive Vice President and Chief
                                     Financial Officer (Principal Financial
                                     Officer and Chief Accounting Officer)