Form 10-K
period 2003-12-31
CERES GROUP INC
filed 2004-03-15
CIK 215403

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003        COMMISSION FILE NUMBER 0-8483

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $51,909,387 computed based on the closing price of $2.76 per share of the common stock on June 30, 2003.

    The number of shares of common stock, par value $0.001 per share, outstanding as of March 8, 2004 was 34,392,671.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 19, 2004 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

    As used in this Form 10-K, the terms "Company," "Ceres," "Registrant," "we," "us," and "our" mean Ceres Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

                               CERES GROUP, INC.
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                            PAGE
                                                                            ----
PART I
Item 1        Business....................................................    1
Item 2        Properties..................................................   17
Item 3        Legal Proceedings...........................................   17
Item 4        Submission of Matters to a Vote of Security Holders.........   17

PART II
Item 5        Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   18
Item 6        Selected Financial Data.....................................   19
Item 7        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   21
Item 7A       Quantitative and Qualitative Disclosures about Market
                Risk......................................................   41
Item 8        Financial Statements and Supplementary Data.................   42
              Schedule II - Condensed Financial Information of
                Registrant - Ceres Group, Inc. (Parent Only)..............   84
              Schedule III - Supplemental Insurance Information...........   87
              Schedule IV - Reinsurance...................................   88
Item 9        Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................   89
Item 9A       Controls and Procedures.....................................   89

PART III
Item 10       Directors and Executive Officers of the Registrant..........   89
Item 11       Executive Compensation......................................   89
Item 12       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................   90
Item 13       Certain Relationships and Related Transactions..............   90
Item 14       Principal Accountant Fees and Services......................   90

PART IV
Item 15       Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................   91
Signatures................................................................   95

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     Ceres, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. Our Senior segment includes senior health, life and annuity products for Americans age 55 and over. The Medical segment includes catastrophic and comprehensive major medical health insurance for individuals, families, association members, and small to mid-size businesses. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include independent agents and our electronic distribution platform.

     Ceres (known as Central Reserve Life Corporation prior to December 1998) operated prior to 1998 primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small to mid-size employer groups. In late 2003, Central Reserve began marketing and selling senior health and life products.

     In 1999, we acquired Continental General Insurance Company which markets and sells both major medical and senior health and life products.

     Also, in 1999, we acquired, through foreclosure, United Benefit Life Insurance Company. All of United Benefit Life's business is reinsured to Central Reserve and another unaffiliated reinsurance company. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001.

     In 1998, we acquired Provident American Life and Health Insurance Company. Provident American Life also has discontinued new sales activities and currently has approximately 1,300 active major medical policyholders (HealthEdge product).

     In March 2003, we sold Pyramid Life Insurance Company, a company we acquired in July 2000, for approximately $57.5 million in cash. Pyramid Life primarily markets and sells senior products. Immediately prior to the closing of the sale, Continental General acquired Pyramid Life's Kansas City building and personal property and retained its employees. Continental General continued to administer Pyramid Life's business out of the Kansas City location under a transition services agreement until December 31, 2003. In addition, Continental General reinsured a small block of certain life insurance policies of Pyramid Life.

     We also have various non-regulated subsidiaries that, through intercompany arrangements, provide a variety of services to our insurance subsidiaries, including personnel, administration, billing and collection, electronic distribution, managed care and sales support services.

     Our major medical operations are located in Strongsville (Cleveland), Ohio (as well as our corporate offices) and Omaha, Nebraska, and our senior operations are located in Mission (Kansas City), Kansas.

     Our health and life insurance products protect individuals, families, association members, and small to mid-size employer groups during the years up to retirement, while our Medicare supplement, long-term care, other supplemental products, and life and annuity products provide ongoing coverage for senior Americans.

     Our strategy is to:

     - grow our historically profitable and predictable Senior segment;

     - focus on the profitability of our Medical segment;

     - promote electronic distribution for increased efficiency and agent productivity; and

     - reduce administrative costs.

     Our Senior segment continued to produce increasing earnings for 2003, totaling $19.9 million in pre-tax profits for the year ended 2003 compared to $14.9 million in 2002. Our Medical segment's pre-tax earnings improved to $8.9 million in 2003 compared to a pre-tax loss of $6.0 million in 2002.

     We believe our focus on consistent and selective growth will lead to more predictable earnings, enhanced profitability, and higher financial agency ratings of our insurance subsidiaries. We believe that our strategies in the Senior and Medical segments have proven effective in balancing our results. Earnings in the Senior segment remain solid and the segment is now poised for growth in 2004 and beyond. At the same time, we continue to target market in our Medical segment to maintain stable earnings results in a challenging environment.

OUR CORE BUSINESSES

     SENIOR HEALTH, LIFE AND ANNUITY PRODUCTS. We continue to concentrate our efforts on the Senior segment because we believe this market has the potential for greater revenue growth and higher profit margins than our Medical segment. Our strategy is to expand this segment by emphasizing competitive markets, working with select distributors, exploring new marketing relationships, and increasing our agent base. The products in this segment are designed specifically for Americans age 55 and over, one of the country's fastest growing age segments that is projected to increase to 103 million people by 2025. In addition, the senior population controls 72% of the nation's wealth. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, nearly doubled between 1966 and 2002, growing to 34.7 million from 19.1 million. By 2007, the Medicare population is expected to exceed 44 million. Approximately 63.1% of individuals age 65 and over have private insurance along with Medicare. To address this demand, we will continue to concentrate on our primary product, Medicare supplement, and increase our market reach through new plan offerings and portfolio refinements.

     CATASTROPHIC AND COMPREHENSIVE MAJOR MEDICAL INSURANCE. Historically, major medical insurance has been our core business, accounting for a greater percentage of our revenue than our Senior segment. Our Medical segment includes insurance for individuals (under age 65), families, associations, and small to mid-size businesses. With increasingly stringent federal and state restrictions on small group insurance, we emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and plan design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services, and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater regulatory latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters. The current premium level is expected to continue to decrease as we concentrate on targeted states, strengthening relationships with selected distributors, emphasizing our most profitable products, adjusting premium rates as necessary to keep pace with medical inflation, and by focusing on increasing profit margins through our medical management and expense management programs.

     We market and administer preferred provider organization (PPO) plans and administer our existing traditional indemnity medical plans. We believe that increased costs and consumer dissatisfaction with limitations on choice of doctors and treatment have caused health maintenance organization (HMO) enrollments to decrease. We believe that PPO coverage provides greater freedom of choice of doctors and opportunity to seek care from doctors and facilities within networks to deliver healthcare at favorable rates compared to HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments, and deductibles. Traditional indemnity insurance typically allows policyholders substantial freedom of choice in selecting healthcare providers without the financial incentives or cost-control measures typical of managed care plans. We also have begun marketing health savings accounts, which provide insureds with greater flexibility to control their healthcare dollars.

BUSINESS STRATEGY

     Principal elements of our business strategy include:

     INCREASING SENIOR MARKET FOCUS. Because of favorable demographics and higher profit potential in the Senior segment and with the strengthened statutory capital at Continental General as a result of the sale of Pyramid Life Insurance Company in March 2003, we intend to continue to focus our sales efforts on this part of our business. We believe the senior market will continue to produce more predictable earnings, particularly since these products are not as sensitive to medical inflation as major medical products. We will be concentrating more on our agent recruiting and a significant amount of our product development efforts on the senior market. We also intend to transition our major medical insureds into our senior products as they age. For the year ended December 31, 2003, our Senior segment comprised 36% of our total net premium revenues compared to 31% for 2002. One of our strategic objectives is to balance our segments' revenue equally over the next two years. Our Senior segment products are administered at our Kansas facility, which we believe has superior and efficient technology and administration.

     FOCUSING ON PROFITABILITY IN THE MAJOR MEDICAL MARKET. While historically the Medical segment has been the largest percentage of our revenue, we, like all health insurance companies, continue to face challenges in this marketplace due to higher expenses resulting from escalating healthcare and prescription drug costs. However, we believe that the programs that we have put into place over the last two years have lessened the inflationary impact. These programs include:

     - target marketing with select distributors in select states with the greatest potential for profitability;

     - selective products that shift some of the control over routine, discretionary healthcare costs to the consumer;

     - rate adjustments;

     - cancellation of unprofitable blocks of business in certain states;

     - proactive medical cost management; and

     - lowered administrative and sales expenses.

     Our selective marketing approach has enabled us to serve the demand for health insurance products while remaining profitable. In addition, we have improved our underwriting practices.

     The major medical market requires careful monitoring. We regularly watch our claims inventories and analyze our loss ratios to ensure profitability in this challenging market. As we move forward, we will continue to focus our efforts on specific states, strengthening relationships with our best distributors, monitoring our new business activity, and emphasizing our most profitable products. We believe that this approach will allow us to remain competitive in this market.

     Our 2004 marketing strategy will continue to focus on a reduced number of geographic locations which have historically produced favorable underwriting results. We expect increased production levels in 2004 and the decline in major medical premium to moderate to 10-15%.

     PROMOTING ELECTRONIC DISTRIBUTION. We promote the use of electronic distribution in both of our business segments to increase efficiency and agent productivity. This electronic platform brings significant benefits to both agents and consumers.

     Through electronic submission, our agents have their business processed faster, and have access to pending policy and claims status information. Agents also receive valuable electronic marketing tools which enhance their ability to increase sales. Advance commissions are available to qualifying agents for select senior health and life insurance products and on select major medical products for certain distributors.

     Consumers enjoy the advantages of faster policy issue including an electronic issue option, and personal local service through an agent partner at no additional cost. Our highly-trained call center staff is available for agent support, as well as to answer consumer questions.

     REDUCING ADMINISTRATIVE COSTS. We are committed to reducing administrative costs through increases in efficiency, streamlined procedures, and consolidation of operations and services. Our areas of focus include reductions in facility management costs, printing and supply costs, travel expenses, consolidation of corporate services, such as accounting, marketing, and distribution, and the utilization of new electronic technology. We expect to improve our efficiency and service as we move closer to a paperless environment. Our agency Internet software system program provides direct online communication for our agents to check the status of business they submit via their computers 24 hours a day.

     We review expense variances to budgets on a monthly basis and make needed adjustments. If cost effective, we outsource certain functions to independent third parties. We currently outsource all information and telephone systems at our Cleveland headquarters. On March 31, 2004, this outsourcing agreement terminates and we will perform this function internally beginning April 1, 2004. We also currently outsource claims processing for our Central Reserve Life Ohio insureds, and claims processing and other administrative services for the American Chambers Life Insurance Company business and for our insurance subsidiaries, Provident American Life and United Benefit Life. We believe this outsourcing offers us the following advantages:

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

PRODUCTS AND SERVICES

     We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, families, associations, small to mid-size businesses, and senior Americans. We have specialized teams that focus on new product development for each of our markets. These teams review our current product offerings and compare them with our competitors' products and changing insured needs. We systematically review our individual and small group major medical plans to help us further develop our product mix.

     MAJOR MEDICAL. Our major medical products include catastrophic, comprehensive, and basic coverage options from PPO benefit plans to traditional indemnity health insurance plans. Currently, we market only PPO plans. Some of our major medical plans can also be configured as health savings account plans.

     Because our PPO products provide for healthcare delivery at lower premium costs than traditional indemnity plans, we emphasize our PPO products and encourage our insureds to purchase them or convert from traditional indemnity health insurance. Our medical networks provide favorable rates and include other cost control measures to save money for our insureds.

     Our traditional indemnity health insurance products provide coverage for services from any qualified medical provider. Like our PPO products, our indemnity health insurance products offer access to providers at our negotiated network savings. Although our indemnity insureds are not required to use our network providers, we have established programs that reduce claims costs and out-of-pocket expenses for our insureds who do use network providers. We communicate these cost saving methods to our insureds.

     We also have a program that reduces claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for all maintenance prescription drugs. Our care coordination program has been added to most of our major medical products to provide service enhancements for our insureds.

     Our new products are designed with higher profit margins. These products provide higher deductibles and co-payments and are designed to shift to consumers a greater portion of the risk for discretionary medical and brand name pharmaceutical benefits. This benefit structure reduces premium payments for consumers and is designed to lower the level of future premium rate adjustments. We are also emphasizing health savings account plans (HSAs), which enables insureds to lower their insurance costs and have more control over their healthcare dollars.

     SHORT-TERM MAJOR MEDICAL. This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.

     SMALL GROUP PRODUCTS. Our Professional Multi-Option (PMO) product is a comprehensive major medical plan offered to our small business customers. In addition, we offer small to mid-size businesses with 2-100 employees our Partnership Plan, a major medical product in which we share the medical cost risk with the employer. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits.

     LIFE AND ANNUITY. We also market group life insurance and annuity plans. We offer term life insurance as an ancillary product to our major medical insureds. We also offer various single premium deferred annuities.

     SENIOR HEALTH INSURANCE PRODUCTS. Our senior market products include a wide range of comprehensive and supplemental major medical benefit products, including Medicare supplement (our cornerstone product), long-term care, and other supplemental products.

     SENIOR LIFE INSURANCE AND ANNUITIES. Our life insurance and annuity products include lower face amount life insurance policies offering coverages up to $50,000 and annuity plans with first-year bonus interest or interest rate guarantees.

     MEDICAL COST MANAGEMENT. We focus on reducing medical costs for our insureds by actively managing medical inflation and utilization rate costs. National health expenditures have grown from $1,872 per capita in 1986 to $4,177 per capita in 1999 and are projected to increase to $9,216 per capita in 2010, according to statistics compiled by CMS. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals, and the aging of the population.

     We have numerous programs designed to lower medical costs for our insureds. Some of these programs include:

     - shifting to the consumer a greater portion of risk with higher deductible plans and lower premiums;

     - focusing our business with national and regional PPOs with superior pricing and management of costs;

     - use of a "Centers of Excellence" network providing our insureds access to transplant and other necessary high-risk procedures at approximately 75 renowned medical institutions that have the staff, experience and volume of patients to produce higher recovery rates while offering discounted costs;

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

     Our care coordination program provides our insureds with 24-hour access to medical information, case management early intervention programs and non-network negotiation processes to lower medical expenses, as well as additional services to help them extend and maximize insurance benefits.

MARKETING AND SALES

     Our distribution is critical for our continued growth. We market our products through independent agents with licenses in 48 states, the District of Columbia, and the U.S. Virgin Islands. We have initiated a systematic program to focus our marketing expenses on more productive agents. We compensate our agents for business produced by them on a commission basis at rates that we believe to be competitive with those of other life and health insurance companies.

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

     2. SENIOR CAREER. This channel is comprised of an independent marketing organization that exclusively markets a new line of senior products for Central Reserve that was rolled out in December 2003.

     3. MEDICAL CAREER. This channel is comprised of well-established marketing organizations that primarily market both Central Reserve and Continental General health insurance and supplemental health insurance. Some of this business is sold through electronic platforms.

     4. MEDICAL BROKERAGE. Our Central Reserve brokerage agents concentrate on individuals, families, associations, and small business owners. The product portfolio includes catastrophic medical coverage, individual medical plans, small group medical plans, health savings account plans, basic medical coverage, short-term major medical, life insurance and annuities. These agents may represent multiple insurance carriers.

     5. QQLINK ELECTRONIC DISTRIBUTION. QQLink is our fully transactional online platform for Continental General's major medical and senior life and health products. QQLink, founded in late 2000, combines a traditional agent distribution system with direct online sales of insurance. Consumers are able to review and receive premium quotes and apply for insurance online. QQLink is 99% owned by Ceres with the remaining 1% owned by three of our agents. The majority of Continental General's major medical business was sold through QQLink in 2003.

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

     - advanced commissions on select products for agents who qualify;

     - ongoing product development;

     - special incentive awards to new agents;

     - website development for participating QQLink agents;

     - training seminars to introduce new products and sales material for our agents; and

     - consistent agent communication and quality sales materials.

CUSTOMER BASE

     We had approximately 250,000 group certificates and individual policies in force as of December 31, 2003, representing approximately 343,000 insureds. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2003 and 2002.

                                              DECEMBER 31, 2003     DECEMBER 31, 2002
                                              ------------------   -------------------
                                              INDEMNITY    PPO     INDEMNITY     PPO
                                              ---------   ------   ---------   -------
Major Medical...............................    12,850    71,317     23,676    103,787
Senior and Supplemental Products............   115,935        --    129,449         --
                                               -------    ------    -------    -------
     Total Health...........................   128,785    71,317    153,125    103,787
Life and Annuity Products...................    49,627        --     43,716         --
                                               -------    ------    -------    -------
                                               178,412    71,317    196,841    103,787
                                               =======    ======    =======    =======

     Because of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. For 2003, our major medical certificates included 67% for individual and association products and 33% for small group products, which were consistent with levels experienced in 2002.

     The geographic distribution of direct and assumed premiums, before reinsurance ceded, on a statutory basis of all of our subsidiaries in 2003 and 2002 is presented in the table below. The presentation on a statutory basis differs from accounting principles generally accepted in the United States of America (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes. Effective March 31, 2003, Continental General entered into a reinsurance agreement with Pyramid Life under which Continental General reinsured on a 100% coinsurance basis and, to the extent policyholders consent or are deemed to consent thereto, on an assumption reinsurance basis, certain interest sensitive whole-life policies. The policy liabilities assumed by Continental General of $12.2 million were reported as assumed premiums for statutory purposes. The 2003 statutory premiums presented in the table below exclude the $12.2 million in policy liabilities assumed from Pyramid Life.

             DECEMBER 31, 2003                                  DECEMBER 31, 2002
           (DOLLARS IN THOUSANDS)                            (DOLLARS IN THOUSANDS)
--------------------------------------------      ---------------------------------------------
                                    PERCENT                                            PERCENT
STATE                     AMOUNT    OF TOTAL               STATE             AMOUNT    OF TOTAL
-----                    --------   --------      -----------------------    ------    --------
Ohio...................  $ 81,129     13.5%       Ohio...................   $ 94,043     13.8%
Florida................    51,240      8.5        Florida................     61,567      9.0
Pennsylvania...........    43,708      7.2        Texas..................     53,474      7.8
Texas..................    35,071      5.8        Pennsylvania...........     47,223      6.9
Indiana................    33,148      5.5        Indiana................     37,535      5.5
Georgia................    26,606      4.4        Georgia................     31,688      4.6
Kansas.................    23,379      3.9        Missouri...............     24,099      3.5
Nebraska...............    21,810      3.6        Illinois...............     23,674      3.5
Illinois...............    21,508      3.6        Kansas.................     23,062      3.4
Missouri...............    20,247      3.4        Nebraska...............     22,838      3.3
Other..................   245,026     40.6        Other..................    264,688     38.7
                         --------    -----                                  --------    -----
          Total........  $602,872    100.0%               Total..........   $683,891    100.0%
                         ========    =====                                  ========    =====

PRICING AND UNDERWRITING

     Effective, consistent and accurate underwriting is a critical element of our profitability and depends on our ability to adequately predict claims liability when determining the prices for our products. Premiums charged on insurance products are based, in part, on assumptions about expected mortality and morbidity experience and competitive factors. Our uniform underwriting procedures are designed to assess and quantify certain insurance risks before issuing life insurance, certain health insurance policies, and certain annuity policies to individuals. These procedures are generally based on industry practices, reinsurer underwriting manuals and our prior underwriting experience. To implement these procedures, we employ an experienced professional underwriting staff.

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

CLAIMS

     All claims for policy benefits are currently either processed by our Claims Department or outsourced to third party administrators. We currently outsource claims processing for our Central Reserve Ohio insureds and claims processing and other administrative services for the Chambers and Provident American Life's HealthEdge business to a third party vendor. We also outsource claims processing for the run-off business of Provident American Life and United Benefit Life to a third party vendor.

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

SYSTEMS

     Our ability to continue providing quality service to our insureds and agents, including policy issuance, billing, claims processing, commission reports, and accounting functions is critical to our ongoing success. We believe that our overall systems are an integral part in delivering that service. We regularly evaluate, upgrade and enhance the information systems that support our operations.

     Our business depends significantly on effective information systems. We have many different information systems for our various businesses, including the use of our third party vendors' systems. Our information systems require an ongoing commitment of significant capital and human resources to maintain and enhance existing systems and develop new systems or relationships with third party vendors in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. Prior to 2004, a significant portion of our support systems was obtained from third party vendors.

     Pursuant to an administrative services agreement with a third party vendor that terminates on March 31, 2004, we outsourced all information and telephone systems at our Cleveland headquarters. We also outsource administration of some blocks of business to third party vendors. We receive regular reports from our third party vendors that enable us to closely monitor our business on their systems.

INVESTMENTS

     We attempt to minimize our business risk through conservative investment policies. Our investment objectives are to maximize yields, preserve principal, and maintain liquidity. Investments for insurance companies must comply with the insurance laws of the state of domicile. These laws prescribe the kind, quality and concentration of investments that may be made. Due to the restrictive nature of these laws, there may be occasions when we may be precluded from making certain otherwise attractive investments. We periodically evaluate these securities. The effective durations of our investments vary from subsidiary to subsidiary with the life insurance subsidiaries between four and five years and the health companies between three and four years.

     At December 31, 2003, approximately 98.9% of our invested assets were fixed maturity securities. At December 31, 2003, 96.0% of our fixed maturity securities were of investment grade quality with 84.0% in securities rated A or better (typically National Association of Insurance Commissioners (NAIC) I) and 12.0% in securities rated BBB (typically NAIC II). We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.

     At December 31, 2003, the fair value of our investments in mortgage-backed securities totaled $162.3 million, or 33.5% of total invested assets. We minimize the credit risk of our mortgage-backed securities by holding primarily issues of U.S. Government agencies or high-quality non-agency issuers rated

AA or better. Among the agency mortgage-backed securities, which comprises 19.7% of the portfolio, the securities are comprised of pass-through securities and planned amortization class collateralized mortgage obligations. The pass-through securities primarily are invested in current market coupons that should exhibit only moderate prepayments in a declining interest rate environment, while the planned amortization class collateralized mortgage obligations provide strong average life protection over a wide range of interest rates. The non-agency mortgage-backed securities, which represent 13.8% of the portfolio, consist of commercial and jumbo residential mortgage securities. The commercial mortgage-backed securities provide very strong prepayment protection through lockout and yield maintenance provisions, while the residential mortgage-backed securities are concentrated in non-accelerating securities that have several years of principal lockout provisions.

     The amortized cost and estimated fair value of invested assets as of December 31, 2003, were as follows:

                                                        GROSS UNREALIZED
                                            AMORTIZED   -----------------   ESTIMATED
                                              COST       GAINS    LOSSES    FAIR VALUE
                                            ---------   -------   -------   ----------
                                                      (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities................  $ 21,470    $   151   $  (246)   $ 21,375
  U.S. Agencies...........................    49,034        987      (250)     49,771
  State and political subdivisions........     5,014          5      (178)      4,841
  Corporate bonds.........................   195,018     11,166    (1,191)    204,993
  Mortgage- and asset-backed securities...   195,640      3,520    (1,051)    198,109
                                            --------    -------   -------    --------
     Total available-for-sale.............   466,176     15,829    (2,916)    479,089
Surplus notes.............................     1,001          5        --       1,006
Mortgage loans............................        48         --        --          48
Policy notes..............................     4,137         --        --       4,137
                                            --------    -------   -------    --------
     Total investments....................  $471,362    $15,834   $(2,916)   $484,280
                                            ========    =======   =======    ========

     For more information, see Note C. Cash and Investments to our audited consolidated financial statements.

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

     - the extent to which all claims have been reported; and

     - internal claims processing changes.

Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A deterioration or improvement of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change.

     The majority of Central Reserve's, Provident American Life's and United Benefit Life's reserves and liabilities for claims are for the health insurance business. The majority of Continental General's reserves and liabilities for claims are for the life and annuity and long-term care business due to the long duration nature of these productions. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not yet reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities are also impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on estimates and prior years' experience.

     Liabilities for future policy reserves on traditional life insurance have generally been provided on a net level premium method based upon estimates of future investment yield, mortality, and withdrawals using our experience and actuarial judgment with an allowance for possible unfavorable deviation from the expected experience. The various actuarial factors are determined from mortality tables and interest rates in effect when the policy is issued.

     Liabilities for interest sensitive contracts such as deferred annuities and universal life-type contracts are based on the retrospective deposit method. This is the full account value before any surrender charges are applied.

     We may from time to time need to increase or decrease our claims reserves significantly in excess of our initial estimates and any adjustments would be reflected in our earnings. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations. For more information, please see "Critical Accounting Policies" on page 21.

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

     A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. In 2003, Hannover accounted for 93.8% of the total premiums ceded by our subsidiaries. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve, Provident American Life, United Benefit Life and Continental General. Our reinsurance agreements with Hannover are not cancelable or terminable by Hannover. In recent years, we have reduced our reliance on reinsurance. Our arrangements are generally for closed blocks of business, which means that Hannover is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements.

     In July 2001, we implemented a program to terminate or replace the United Benefit Life and Provident American Life policies. Some policyholders in some states were offered a replacement product, HealthEdge, underwritten by Provident American Life. Through June 30, 2002, Hannover reinsured the HealthEdge product on the same basis as the reinsurance under the prior reinsurance agreements. Beginning July 1, 2002, Provident American Life retained 100% of the business and risk on the remaining HealthEdge policies in force. At the end of 2001, substantially all other health policies of United Benefit Life and Provident American Life were terminated.

     To evaluate the claims paying ability and financial strength of Hannover, we review financial information provided to us by Hannover, and hold meetings with its management to review operations, marketing, reinsurance and financial issues. Hannover suffered significant losses as a result of our reinsurance agreements with respect to United Benefit Life and Provident American Life. We believe our relations with Hannover are good.

     The total premiums ceded by our subsidiaries in 2003 to unaffiliated reinsurers amounted to $93.1 million, of which Hannover represented approximately 93.8%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $143.4 million as of December 31, 2003, of which approximately 98.3% was attributable to Hannover.

     Hannover is a subsidiary of Hannover Rueckversicherungs, a German corporation, which had assets of $35.2 billion and total stockholders' equity of $1.8 billion at December 31, 2002. Moody's has assigned Hannover Rueckversicherungs a financial strength rating of Baa1 (adequate). Hannover and Hannover Rueckversicherungs each have an A (excellent) rating from A.M. Best Company, Inc. In addition, Hannover Rueckversicherungs has a financial strength rating of AA- (very strong) from Standard & Poor's. Hannover's failure to pay our claims in full or on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

     For ordinary and group life claims, Continental General's maximum retention is $125,000 and Central Reserve's maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, including recent reinsurance agreements, see Note L. Reinsurance Arrangements to our audited consolidated financial statements.

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

COMPETITION

     The insurance business is highly competitive. In our major medical business, we compete with large national, regional and specialty health insurers, including Golden Rule Resources Ltd., Fortis Benefits Insurance Company, American Medical Security Group, Inc., various Blue Cross/Blue Shield companies, and United Healthcare Corporation. In our senior business, we compete with other national, regional and specialty insurers, including Universal American Financial Corp., Banker's Life and Casualty, United Teachers Associates Insurance Company, Mutual of Omaha, Conseco, Inc., Blue Cross organizations, and Medicare HMOs. Many of our competitors have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents, and the quality and level of services provided to agents and insureds.

     We face additional competition due to a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because many of our products are marketed through independent agents, most of which represent more than one company, we compete with other companies for the marketing focus of each agent.

RATINGS

     Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. A.M. Best ratings are based on an analysis of the financial condition of the companies rated. A.M. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. In January 2003, the A.M. Best ratings of our insurance subsidiaries were affirmed. Central Reserve's rating is a B
(fair). Continental General's rating is a B+ (very good). Provident American Life's and United Benefit Life's ratings for 2001 were affirmed NR-3 (rating procedure inapplicable). This rating is defined by A.M. Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because, due to reinsurance, they both retain only a small portion of their gross premiums.

     In April 2003, Fitch upgraded Central Reserve's rating to BBB- (good credit quality) and affirmed Continental General's BBB (good credit quality) financial strength rating.

     In light of the statutory capitalization and strengthened balance sheet from the sale of Pyramid Life, reduced holding company leverage and improved operating performance in 2003, we are hopeful that the major rating agencies will give favorable consideration to our financial ratings in 2004.

GOVERNMENT REGULATION

     Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. We strive to maintain compliance with the various federal and state regulations applicable to our operations. To maintain compliance with these constantly evolving regulations, we may need to make changes occasionally to our services, products, structure or operations. We are unable to predict what additional government regulations affecting our business may be enacted in the future or how existing or future regulations might be interpreted. Additional governmental regulation or future interpretation of existing regulations could increase the cost of our compliance or materially affect our operations, products or profitability. We carefully monitor state and federal legislative and regulatory activity as it affects our business. We believe that we are compliant in all material respects with all applicable federal and state regulations.

     INSURANCE REGULATION. We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect insureds rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, claims payment practices, form and content of financial statements, types of investments permitted, issuance and sale of stock, payment of dividends, and other matters pertaining to insurance. We are required to file detailed annual statements with the state insurance regulatory bodies and are subject to periodic examination. The most recent completed regulatory examination for Central Reserve, Provident American Life and United Benefit Life was performed by the State of Ohio as of December 31, 1999. For Continental General, the most recent examination was performed by the State of Nebraska as of December 31, 2001. State insurance departments also periodically conduct market conduct examinations of our insurance subsidiaries.

     Although many states' insurance laws and regulations are based on models developed by the NAIC and are therefore similar, variations among the laws and regulations of different states are common. The National Association of Insurance Commissioners (NAIC) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by a state, and variation from the model laws within the state is common.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Ceres and its insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that our insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to statutory-basis capital and surplus of the insurance subsidiaries was not significant.

     The NAIC has risk-based capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company's RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.

     The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company's total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

     - The "Company Action Level" is triggered if a company's total adjusted capital is less than 200%, but greater than or equal to 150% of its risk-based capital. At the "Company Action Level," a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company's adjusted capital exceeds its risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then "Company Action Level" regulatory action would be triggered.

     - The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 150%, but greater than or equal to 100% of its risk-based capital. At the "Regulatory Action Level," the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

     - The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 100%, but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

     - The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority is mandated to place the company under its control.

     We calculated the risk-based capital for our insurance subsidiaries as of December 31, 2003, using the applicable RBC formula. Based on these calculations, our risk-based capital levels for each of our subsidiaries exceeded the levels required by regulatory authorities.

     Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2003, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

     Many states have also enacted insurance holding company laws, which require registration and periodic reporting by insurance companies controlled by other corporations. These laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the insurer, and prior notice to, or approval by, the applicable regulator of inter-company transfers of assets and other transactions, including payments of dividends in excess of specified amounts by the insurer, within the holding company system. These laws often also require the prior approval for the acquisition of a significant direct or indirect ownership interest (for example, 10% or more) in an insurance company. Our insurance subsidiaries are subject to these laws and we believe they are in compliance in all material respects with all applicable insurance holding company laws and regulations.

     Additional regulatory initiatives may be undertaken in the future, either at the federal or state level, to engage in structural reform of the insurance industry in order to reduce the escalation of insurance costs or to make insurance more accessible. These future regulatory initiatives could have a material adverse effect on our business, financial condition and results of operations.

     HEALTHCARE REGULATION AND REFORM. Government regulation and reform of the healthcare industry also affects the manner in which we conduct our business. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insureds' financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing. The Department of Labor regulations affected the timeframes for making a decision on claims submitted by those insured by an employer sponsored plan.

     HIPAA has mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA has also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. We have developed, and continue to enhance, electronic data interface (EDI) systems and relationships relating to our claim adjudication operations. These electronic processes increase the efficiencies in the service provided to our customers.

     HIPAA's security standards become effective April 20, 2005 and further mandate that specific requirements be met relating to maintaining the confidentiality and integrity of electronic health information and protecting it from anticipated hazards or uses and disclosures that are not permitted.

     There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation's health care system. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA. DIMA makes many significant changes to the Medicare fee-for-service and Medicare+Choice programs, as well as other changes to the commercial health insurance marketplace. Most significantly, DIMA creates a prescription drug benefit for Medicare beneficiaries, establishes a new Medicare Advantage program to replace the Medicare+Choice program, and enacts health savings accounts (HSAs) for non-Medicare eligible individuals and groups. The effects of DIMA on our business, including any impact on our future prospects, are still unknown. We will continue to assess the impact, if any, of DIMA and any other new or proposed Medicare legislation.

     In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt pay payment practices, and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. These laws or regulations may limit our operations and hinder our ability to effectively manage utilization and costs. We are unable to predict what state reforms will be enacted or how they would affect our business.

     Most states have also enacted small group insurance and rating reforms, which generally limit the ability of insurers and health plans to use risk selection as a method of controlling costs for small group businesses. These laws may generally limit or eliminate use of pre-existing condition exclusions, experience rating, and industry class rating and limit the amount of rate increases from year to year. We have discontinued selling certain policies in states where, due to these healthcare reform measures, we cannot operate profitably. We may discontinue sales in other states in the future. Our operations also may be subject to PPO or managed care laws and regulations in certain states. PPO and managed care regulations generally contain requirements pertaining to provider networks, provider contracting, and reporting requirements that vary from state to state.

     One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with networks to give our insureds access to physicians, hospitals and other providers, who accept negotiated reimbursement and do not balance bill our insured. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with the networks we use, use their market position to negotiate less favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.

     For several years, Congress and various states have been considering some form of the "Patients' Bill of Rights." This legislation, if enacted, is designed to provide, among other things, consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate HMOs, it affects all facets of the nation's healthcare organizations and indemnity insurance plans. These changes are expected to result in higher total medical costs, which could encourage more partnerships and associations between medical providers and insurers to control costs, more community-based health organizations, and greater use of higher deductibles to lower insurance costs and reduce administrative expenses of smaller claims.

     Statutory and regulatory changes may also significantly alter our ability to manage pharmaceutical costs through restricted formularies of products available to our insureds.

     E-COMMERCE REGULATION. We may be subject to additional federal and state statutes and regulations in connection with our changing product strategy, which includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products, and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be harmed.

EMPLOYEES

     We had approximately 733 employees at December 31, 2003. We consider our employee relations to be good. Our agents are independent contractors and not employees.

AVAILABLE INFORMATION

     Ceres Group, Inc. is a Delaware corporation. Our principal executive offices are located at 17800 Royalton Road, Cleveland, Ohio 44136 and our telephone number at that address is (440) 572-2400.

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

     We have adopted a code of corporate conduct for our directors, officers and employees, known as the Code of Conduct and Ethics. The Code is available on our website at http://www.ceresgp.com or you may request a free copy of the Code of Conduct and Ethics from:

          Ceres Group, Inc.
        Attention: Investor Relations
        17800 Royalton Road
        Cleveland, Ohio 44136
        (440) 572-2400

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

---------------

(1) Immediately prior to the closing of the Pyramid Life sale, Continental General acquired Pyramid Life's building in Kansas. See Note E. Discontinued Operations for further information.

  LEASED PROPERTIES (OFFICE SPACE)

              LOCATION                              SEGMENT                   SQUARE FOOTAGE
              --------                              -------                   --------------
Strongsville, Ohio..................  Corporate headquarters and Central    121,625 square feet
                                      Reserve -- major medical
Dallas, Texas.......................  Sales office                            4,365 square feet

ITEM 3.   LEGAL PROCEEDINGS

     The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denials of healthcare benefits, premium rate increases, termination of coverage, claims administration and violations of state statutes. We are involved in various legal and regulatory actions occurring in the normal course of business, which could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of lawsuits against the Company or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market under the symbol CERG. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the Nasdaq Monthly Statistical Reports. On March 9, 2004, our common stock closed at $6.70 per share.

                                                              HIGH     LOW
                                                              -----   -----
2003
     First Quarter..........................................  $2.04   $1.36
     Second Quarter.........................................   2.99    1.87
     Third Quarter..........................................   4.15    2.78
     Fourth Quarter.........................................   6.00    3.88

2002
     First Quarter..........................................  $4.69   $3.55
     Second Quarter.........................................   5.45    3.61
     Third Quarter..........................................   4.10    1.93
     Fourth Quarter.........................................   2.05    1.01

     As of March 1, 2004, we had an estimated 2,073 record holders.

     We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our new credit agreement with National City Bank, dated December 23, 2003, contains financial and other covenants that, among other matters, limit the payment of cash dividends on our common stock. For more information on our credit agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer's state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2003, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected audited consolidated financial data presented below as of and for each of the five years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. However, financial data for 2001 and 2000 was reclassified to reflect the sale of Pyramid Life. See Note E. Discontinued Operations to our audited consolidated financial statements for further information. The acquisitions of Provident American Life and Continental General occurred on December 31, 1998 and February 17, 1999, respectively. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and for Provident American Life and United Benefit Life (through reinsurance) for the entire period. The financial information for the years ended December 31, 2003, 2002, 2001, and 2000 includes the operations of all our subsidiaries for the entire year except for Pyramid Life. Pyramid Life, which is presented separately as discontinued operations, was acquired on July 26, 2000 and sold on March 31, 2003. The data for 2003, 2002, and 2001 should be read in conjunction with the more detailed information contained in the audited consolidated financial statements and accompanying notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this filing.

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums (net of reinsurance)...........  $478,326   $540,136   $555,522   $482,382   $327,746
Net investment income...................    25,090     24,258     25,287     24,171     21,362
Net realized gains (losses).............     1,891      2,262      2,265       (128)       107
Fee and other income....................    27,139     30,705     36,155     32,590     17,410
Amortization of deferred reinsurance
  gain..................................     1,736      2,843      4,958      6,093      5,468
                                          --------   --------   --------   --------   --------
     Total revenues.....................  $534,182   $600,204   $624,187   $545,108   $372,093
                                          ========   ========   ========   ========   ========
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................  $ 19,365   $  2,117   $ (5,529)  $ 13,097   $ 11,704
                                          --------   --------   --------   --------   --------
Discontinued operations(1)
  Income from operations of Pyramid Life
     (less tax expense of $3,223,
     $3,877, $4,513, and $1,804,
     respectively)......................     5,732      7,109      7,861      3,353         --
  Loss on sale of Pyramid Life (less tax
     benefit of $79 and $683,
     respectively)......................    (2,149)   (11,627)        --         --         --
                                          --------   --------   --------   --------   --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................     3,583     (4,518)     7,861      3,353         --
                                          --------   --------   --------   --------   --------
NET INCOME (LOSS).......................    22,948     (2,401)     2,332     16,450     11,704
Gain on repurchase of the convertible
  voting preferred stock, net of
  dividends.............................        --         --      2,827       (327)        --
                                          --------   --------   --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..........................  $ 22,948   $ (2,401)  $  5,159   $ 16,123   $ 11,704
                                          ========   ========   ========   ========   ========

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                2003       2002        2001        2000       1999
                                               ------     -------     -------     ------     ------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations......................  $0.56      $ 0.06      $(0.15)     $0.84      $0.88
  Discontinued operations(1).................   0.11       (0.13)       0.44       0.22         --
                                               -----      ------      ------      -----      -----
  Net income (loss)..........................  $0.67      $(0.07)     $ 0.29      $1.06      $0.88
                                               =====      ======      ======      =====      =====
DILUTED EARNINGS (LOSS) PER SHARE(2):
  Continuing operations......................  $0.56      $ 0.06      $(0.15)     $0.80      $0.77
  Discontinued operations(1).................   0.11       (0.13)       0.44       0.20         --
                                               -----      ------      ------      -----      -----
  Net income (loss)..........................  $0.67      $(0.07)     $ 0.29      $1.00      $0.77
                                               =====      ======      ======      =====      =====

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Investments.............................  $484,280   $397,103   $385,915   $338,019   $309,952
Reinsurance receivable..................   143,397    170,075    217,360    233,471    263,289
Assets of Pyramid Life(1)...............        --    157,774    151,168    136,587         --
Total assets............................   773,914    887,481    947,666    880,918    717,868
Future policy benefits and claims
  payable...............................   504,493    512,003    566,608    545,339    538,732
Debt....................................    13,000     25,003     31,000     57,018     48,157
Liabilities of Pyramid Life(1)..........        --    102,457     93,757     86,568         --
Retained earnings.......................    44,378     21,430     23,831     18,672      2,549
Stockholders' equity(3).................   185,139    167,524    156,575    103,283     44,661
Equity per share:
  After accumulated other comprehensive
     income(4)..........................      5.38       4.89       4.62       5.52       3.26
  Before accumulated other comprehensive
     income(4)..........................      5.17       4.51       4.61       5.88       4.59

---------------

(1) Effective March 31, 2003, Continental General sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note E. Discontinued Operations to our audited consolidated financial statements for further information.

(2) The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3) We received proceeds from a December 2001 public offering and private placement offerings in 2000 and 1999. For more information, see Note B. Equity Transactions to our audited consolidated financial statements.

(4) "Accumulated other comprehensive income" relates primarily to the net unrealized gain (loss) on available-for-sale securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the audited consolidated financial statements, notes, and tables included elsewhere in this report. Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See "Forward-Looking Statements."

OVERVIEW

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. The Medical segment includes major medical health insurance for individuals, families, associations, and small to mid-size businesses.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations, and small employer groups and, in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders and its business was substantially wound down at December 31, 2003. Provident American Life also has discontinued new sales activities and currently has approximately 1,300 active policyholders.

     Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. For more information on the Pyramid Life sale, see Note E. Discontinued Operations to our audited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     Management has identified the following items that represent our most sensitive and subjective accounting estimates that have or could have a material impact on our financial statements. These estimates required management to make assumptions about matters that were highly uncertain at the time the estimates were made. Changes to these estimates occur from period to period and may have a material impact on our consolidated financial statements in the period in which they are made. Management has discussed the development, selection and disclosure of these estimates with our Audit Committee.

     LIABILITIES FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE. The most significant accounting estimate in our audited consolidated financial statements is our liability for other policy claims and benefits payable.

     We recognize claim costs in the period the service was provided to our insureds. However, claim costs incurred in a particular period are not known with certainty until after we receive, process and pay the claim. The receipt and payment date of claims may lag significantly from the date the service was provided. Consequently, we must estimate our liabilities for claims that are incurred but not yet reported.

     Liabilities for unpaid claims are based on an estimation process that is complex and uses information obtained from both company specific and industry data, as well as general economic information. These estimates are developed using actuarial methods based upon historical data for payment patterns, medical inflation, product mix, seasonality, utilization of health care services, and other relevant factors. The amount recorded for unpaid claims liabilities is sensitive to judgments and assumptions made in the estimation process. The most significant assumptions used in the estimation process include determining utilization and inflation trends, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of claims submission patterns from providers, changes in our speed of processing claims, and expected costs to settle unpaid claims.

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

     Note K. Liabilities for Other Policy Claims and Benefits Payable to our audited consolidated financial statements provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense, as well as adjustments to prior year estimated accruals.

     Management considered the volatile claims experience in recent periods when it established its liabilities for unpaid claims at December 31, 2003. Management believes that the recorded liabilities for unpaid claims at December 31, 2003 is within a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover our liabilities for unpaid claims as of December 31, 2003.

     DEFERRED ACQUISITION COSTS. In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. These costs include certain excess policy acquisition costs associated with issuing an insurance policy, including commissions and underwriting, all of which vary with and are primarily related to the production of new business. The amortization of deferred acquisition costs is determined using the same projected actuarial assumptions used in computing policy reserves. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins.

     We evaluate the recoverability of our deferred acquisition costs on a quarterly basis. The recoverability of our deferred acquisition costs is sensitive to judgments and assumptions made in projecting future cash flows on our various blocks of business. The most significant assumptions are claim cost trends, magnitude of rate increases, lapsation and persistency, and mortality.

     During 2002 and 2001, we wrote-off $4.2 million and $6.7 million, respectively, of deferred acquisition costs associated with certain of our major medical business due to the continuing unprofitability of terminated blocks of business.

     Management believes the amount of deferred acquisition costs as of December 31, 2003 is recoverable.

OTHER ACCOUNTING POLICIES AND INSURANCE BUSINESS FACTORS

     Our results of operations are affected by the following accounting and insurance business factors:

     GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2003, goodwill was $10.7 million and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2003, our other intangible assets consisted of $3.4 million in licenses, or 0.4% of our total assets.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board (FASB), which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill was required. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.

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

     VALUE OF BUSINESS ACQUIRED. A portion of the purchase price paid for Continental General Corporation was allocated to the value of business acquired based on the actuarially determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamortized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense, and if the current estimate is higher than the existing asset balance, the difference will emerge into profits as earned.

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

     LAPSATION AND PERSISTENCY. Other factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies and certificates in force. Lapsation is the termination of a policy for nonrenewal and, pursuant to our practice, is automatic if and when premiums become more than 31 days overdue. However, policies may be reinstated, if approved, within six months after the policy lapses. Persistency represents the percentage of total certificates in force at the end of a period less any newly-issued certificates divided by the total certificates in force at the beginning of the period.

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

     Lapsation and persistency may positively or adversely impact future earnings. Higher persistency generally results in higher renewal premium. However, higher persistency may lead to increased claims in future periods. Additionally, increased lapsation can result in reduced premium collection, accelerated amortization of deferred acquisition cost, and antiselection of higher-risk insureds.

     REINSURANCE. Consistent with the general practice of the insurance industry, we reinsure portions of the coverage by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America. For more information on Hannover, see "Business -- Reinsurance -- Existing Arrangements." We also have assumed risk on a "quota share" basis from other insurance companies. Our results of operations are presented net of reinsurance.

     LIABILITIES FOR LITIGATION. We are involved in various litigation and regulatory actions. Such actions typically involve disputes over policy coverage and benefits, but may also relate to premium rates, agent and employment related issues, regulatory compliance and market conduct, contractual relationships, and other matters. These disputes are resolved by settlement, dismissal or upon a decision rendered by a judge, jury or regulatory official.

     In determining the amount to be recorded as a litigation reserve, judgments are generally made by management, in consultation with legal counsel and other experts both within and outside the Company, on a case-by-case basis based on the facts and the merits of the case, the general litigation and regulatory environment of the originating state, our past experience with outcomes of cases in particular jurisdictions, historical results of similar cases and other relevant factors. We closely monitor and evaluate developments and emerging facts of each case to determine the reasonableness of judgments and assumptions on which litigation reserves are based. Such assumptions relate to matters that are highly uncertain. Estimates could be made based on other reasonable assumptions or judgments that would differ materially from those estimates recorded. We will accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable. Our evaluation of the likely outcome of these actions and the resulting estimate of the potential liability are subject to periodic adjustments that may have a material impact on our financial condition and results of operations of a future period.

     Inherent uncertainties surround legal proceedings and actual results could differ materially from those assumed in estimating the liabilities. The possibility exists that a decision could be rendered against us, and, in some circumstances, include punitive or other damage awards in excess of amounts reserved, that may have a material impact on our financial condition, results of operations or cash flows, of a future period.

     INSURANCE. We use a combination of insurance and self-insurance for a number of our risks including property, general liability, directors' and officers' liability, workers' compensation, vehicle liability, and employee-related healthcare benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Over the past couple of years, increases in the cost and availability of commercial insurance as a result of significant changes in the insurance market have impacted our insurance coverages. We have renewed most of our insurance policies for 2004, although with increased exposure to losses. Other policies are up for renewal in mid-2004. We may not be successful in obtaining coverage on terms favorable to us or at all.

RESULTS OF OPERATIONS

     We have three reportable segments:

     - Medical -- includes catastrophic and comprehensive major medical plans;

     - Senior and Other -- includes Medicare supplement, long-term care, dental, life insurance and annuities; and

     - Corporate and Other -- includes primarily interest income, interest expense, and corporate expenses of the holding company.

     All of our acquisitions were accounted for using the purchase method of accounting. Results for United Benefit Life are included from August 1, 1998 to July 20, 1999 under a reinsurance agreement and thereafter as an acquired entity. The financial information for the year ended December 31, 1999 includes the operations of Continental General since February 1, 1999 and of Provident American Life for the entire year. The financial information for the years ended December 31, 2003, 2002 and 2001, includes the operations of all our subsidiaries for the entire period with the exception of Pyramid Life.

     DISCONTINUED OPERATIONS. On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Consistent with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale as of December 31, 2002, and was measured at its fair value less costs to sell. Therefore, the financial information for the years ended December 31, 2003, 2002 and 2001 excludes the operations of Pyramid Life for all periods presented and the $13.8 million loss from the sale, net of taxes and expenses incurred (except where specifically noted). Financial data for 2001 was reclassified to reflect the sale of Pyramid Life. The net assets, results of operations, and cash flows of Pyramid Life have been reported separately as discontinued operations of a subsidiary in our audited consolidated financial statements for all periods presented. See Note E. Discontinued Operations to our audited consolidated financial statements for further information.

  2003 COMPARED TO 2002

                                                                                       INCREASE
                                                                                    (DECREASE) FROM
                                              % OF                      % OF         PREVIOUS YEAR
                                          CONSOLIDATED              CONSOLIDATED   -----------------
                                 2003       REVENUES       2002       REVENUES     DOLLARS      %
                               --------   ------------   --------   ------------   --------   ------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
     Medical.................  $305,441       57.2%      $370,029       61.7%      $(64,588)   (17.5)%
     Senior and other........   172,885       32.3        170,107       28.3          2,778      1.6
                               --------      -----       --------      -----       --------
          Total..............   478,326       89.5        540,136       90.0        (61,810)   (11.4)
Net investment income........    25,090        4.7         24,258        4.0            832      3.4
Net realized gains...........     1,891        0.4          2,262        0.4           (371)   (16.4)
Fee and other income.........    27,139        5.1         30,705        5.1         (3,566)   (11.6)
Amortization of deferred
  reinsurance gain...........     1,736        0.3          2,843        0.5         (1,107)   (38.9)
                               --------      -----       --------      -----       --------
          Consolidated
            revenues.........   534,182      100.0        600,204      100.0        (66,022)   (11.0)
                               --------      -----       --------      -----       --------
Benefits, claims, losses and
  settlement expenses
     Medical.................   226,249       42.3        291,789       48.6        (65,540)   (22.5)
     Senior and other........   127,491       23.9        129,235       21.5         (1,744)    (1.3)
                               --------      -----       --------      -----       --------
          Total..............   353,740       66.2        421,024       70.1        (67,284)   (16.0)
Selling, general and
  administrative expenses....   146,834       27.5        175,232       29.2        (28,398)   (16.2)
Net (deferral) amortization
  and change in acquisition
  costs and value of business
  acquired...................     5,953        1.1         (3,845)      (0.6)         9,798      N/M
Interest expense and
  financing costs............     1,620        0.3          2,001        0.3           (381)   (19.0)
Special charge...............        --         --          2,381        0.4         (2,381)  (100.0)
                               --------      -----       --------      -----       --------
                                508,147       95.1        596,793       99.4        (88,646)   (14.9)
                               --------      -----       --------      -----       --------
Income from continuing
  operations before federal
  income taxes, and minority
  interest...................    26,035        4.9          3,411        0.6         22,624      N/M
Federal income tax expense...     6,647        1.3          1,343        0.2          5,304      N/M
                               --------      -----       --------      -----       --------
Income from continuing
  operations after tax, and
  before minority interest...    19,388        3.6          2,068        0.4         17,320      N/M
Minority interest............        23         --            (49)        --             72    146.9
                               --------      -----       --------      -----       --------
INCOME FROM CONTINUING
  OPERATIONS.................    19,365        3.6          2,117        0.4         17,248      N/M
                               --------      -----       --------      -----       --------
Discontinued operations:
  Income from operations of
     Pyramid Life, net of
     tax.....................     5,732        1.1          7,109        1.1         (1,377)   (19.4)
  Loss on sale of Pyramid
     Life, net of tax........    (2,149)      (0.4)       (11,627)      (1.9)         9,478     81.5
                               --------      -----       --------      -----       --------
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS....     3,583        0.7         (4,518)      (0.8)         8,101    179.3
                               --------      -----       --------      -----       --------
NET INCOME (LOSS)............  $ 22,948        4.3%      $ (2,401)      (0.4)%     $ 25,349      N/M
                               ========      =====       ========      =====       ========
BASIC EARNINGS (LOSS) PER
  SHARE......................  $   0.67                  $  (0.07)                 $   0.74      N/M
DILUTED EARNINGS (LOSS) PER
  SHARE......................  $   0.67                  $  (0.07)                 $   0.74      N/M

---------------

N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2003, total net premiums were $478.3 million, a decrease of 11.4%, from $540.1 million for 2002.

  MEDICAL

     Medical premiums for 2003 were $305.4 million compared to $370.0 million for 2002, a decrease of 17.5%. The change in medical premiums was primarily the result of the following:

     - a 34.0% decrease in major medical certificates in force from 127,463 at December 31, 2002 to 84,167 at December 31, 2003 due to exiting certain unprofitable states and higher lapsation rates. Rate increases implemented in excess of claim trend on certain unprofitable blocks caused higher lapsation rates in 2003.

     - a 58.3% decline in new business production from $89.2 million in annualized premium in 2002 to $37.2 million in 2003. We discontinued Continental General major medical brokerage sales in 2003 due to adverse claim experience, which accounted for $18.0 million of the decreased production levels. In addition, Continental General did not write major medical business in Florida for half of 2003, due to capital constraints. Florida accounted for approximately 19% of our major medical production in 2002. Continental General is currently writing major medical business in Florida.

     - renewal premium increases averaging between 25-30% prior to any benefit downgrades or deductible changes.

     - a decline in the percentage of business ceded from 15.3% in 2002 to 13.5% in 2003.

     Our 2004 marketing strategy will continue to focus on a reduced number of geographic locations which have historically produced favorable underwriting results. We expect increased production levels in 2004 and the decline in major medical premium to moderate to 10-15%.

  SENIOR AND OTHER

     Senior and other premiums were $172.9 million for 2003 compared to $170.1 million for 2002, an increase of 1.6%. The change in senior and other premiums was primarily the result of the following:

     - a slight increase in Medicare supplement premium of $124.7 million in 2003 compared to $124.5 million in 2002, which includes a 8.5% decrease in policies in force offset by annual rate increases and reduced levels of reinsurance. Medicare supplement production is expected to increase significantly in 2004 due to the introduction of new standardized plans and expanded distribution into our Central Reserve subsidiary. Medicare supplement premium is projected to increase approximately 10% in 2004.

     - a $4.0 million increase in life and annuity premium due to the growth of senior life new business production.

OTHER REVENUES

     Net investment income was $25.1 million for 2003 compared to $24.3 million for 2002, an increase of 3.4%. The decline in the overall portfolio yield of 0.65% was offset by the increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. The book yield of our investment portfolio at December 31, 2003 was 5.39%, which produces an annualized income stream of approximately $25.7 million.

     Net realized gains were $1.9 million for 2003 compared to $2.3 million for 2002. The prior year reflected a partial redistribution of our investment portfolio, that resulted in the realization of capital gains, offset by the write-down for other-than-temporary impairment on bonds held in WorldCom of $0.9 million.

     Fee and other income decreased to $27.1 million for 2003 compared to $30.7 million for 2002, a decrease of 11.6%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income and was partially offset by $5.7 million of third party administrator fees in the Senior and Other segment related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003. Due to the decline in our medical business and the termination of this transition agreement, we expect total policy fee income to decline approximately 35% in 2004.

     The amortization of deferred reinsurance gain of $1.7 million for 2003 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $9.5 million at December 31, 2003 was accounted for as a deferred reinsurance gain on the consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $2.8 million for 2002 as a result of lower amortization due to diminishing levels of in force certificates.

BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES

     Total benefits, claims, losses and settlement expenses decreased to $353.7 million for 2003 compared to $421.0 million for 2002, a decrease of 16.0%.

  MEDICAL

     Medical benefits, claims, losses and settlement expenses were $226.2 million for 2003 compared to $291.8 million for 2002, a decrease of 22.5%. The decrease was primarily the result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. In addition, the medical loss ratio decreased to 74.1% for 2003 compared to 78.9% for 2002. The medical loss ratio primarily decreased due to the following:

     - the implementation of rate increases in excess of claim trend on certain unprofitable blocks;

     - the cancellation of Central Reserve's major medical business in Texas effective September 30, 2002; and

     - a higher level of severity in the December 31, 2001 claim inventory adversely impacted 2002 loss ratios.

  SENIOR AND OTHER

     Senior and other benefits, claims, losses and settlement expenses were $127.5 million for 2003 compared to $129.2 million for 2002, a decrease of 1.3%. The senior and other loss ratio decreased to 73.7% for 2003 compared to 76.0% for 2002. The lower loss ratio in the current year was primarily due to the improvement in Medicare supplement loss ratios from 69.8% in 2002 to 67.1% in 2003.

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $146.8 million in 2003 compared to $175.2 million in 2002, a decrease of 16.2%. Commissions decreased $25.2 million and other operating expenses decreased $8.7 million as a direct result of our cancelled business offset by reduced reinsurance allowances of $5.5 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 27.5% in 2003 compared to 29.2% in 2002 due to the decrease in the overall commissions rate as a result of lower new sales, and a reduced workforce.

     The net (deferral) amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $6.0 million for 2003 compared to a net deferral of $3.8 million for 2002. The decrease in the net deferral was primarily attributable to lower capitalization of DAC due to decreases in new business sales.

     Interest expense and financing costs decreased to $1.6 million in 2003 compared to $2.0 million in 2002 as a result of a decrease in outstanding debt.

     The special charge for 2002 represented a pre-tax non-recurring charge of $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the retirement of Peter W. Nauert, our former CEO. See Note O. Special Charges to our audited consolidated financial statements for further information.

     Federal income tax expense was $6.6 million, or 25.5% of the income from continuing operations before federal taxes for 2003. In 2002, the federal income tax expense was $1.3 million, or 39.4% of the income from continuing operations before federal taxes. The lower effective tax rate in 2003 was primarily due to the reduction in the deferred tax valuation allowance of $2.7 million on the Company's net operating loss carryforwards due to the utilization of the net operating loss carryforward in the current period.

     Income from continuing operations was $19.4 million, or $0.56 per share, for 2003 compared to $2.1 million, or $0.06 per share, for 2002. Income from the discontinued operations of Pyramid Life was $3.6 million, or $0.11 per share, (which included $3.9 million of net realized investment gains, $1.9 million of operating income and an additional loss on the sale of $2.2 million) for 2003, compared to a loss of $4.5 million, or $0.13 per share for 2002, (which included $0.2 million of net realized investment gains, $6.9 million of operating income and a loss on the sale of $11.6 million). For 2003, net income was $22.9 million, or $0.67 per share, compared to a loss of $2.4 million, or $0.07 per share for 2002.

     2002 COMPARED TO 2001

                                                                                                  INCREASE
                                                                                               (DECREASE) FROM
                                                         % OF                      % OF         PREVIOUS YEAR
                                                     CONSOLIDATED              CONSOLIDATED   -----------------
                                            2002       REVENUES       2001       REVENUES     DOLLARS      %
                                          --------   ------------   --------   ------------   --------   ------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Premiums, net
    Medical.............................  $370,029       61.7%      $402,214       64.4%      $(32,185)    (8.0)%
    Senior and other....................   170,107       28.3        153,308       24.6         16,799     11.0
                                          --------      -----       --------      -----       --------
      Total.............................   540,136       90.0        555,522       89.0        (15,386)    (2.8)
Net investment income...................    24,258        4.0         25,287        4.0         (1,029)    (4.1)
Net realized gains......................     2,262        0.4          2,265        0.4             (3)    (0.1)
Fee and other income....................    30,705        5.1         36,155        5.8         (5,450)   (15.1)
Amortization of deferred reinsurance
  gain..................................     2,843        0.5          4,958        0.8         (2,115)   (42.7)
                                          --------      -----       --------      -----       --------
      Consolidated revenues.............   600,204      100.0        624,187      100.0        (23,983)    (3.8)
                                          --------      -----       --------      -----       --------
Benefits, claims, losses and settlement
  expenses
    Medical.............................   291,789       48.6        328,803       52.7        (37,014)   (11.3)
    Senior and other....................   129,235       21.5        115,040       18.4         14,195     12.3
                                          --------      -----       --------      -----       --------
      Total.............................   421,024       70.1        443,843       71.1        (22,819)    (5.1)
Selling, general and administrative
  expenses..............................   175,232       29.2        197,008       31.6        (21,776)   (11.1)
Net (deferral) amortization and change
  in acquisition costs and value of
  business acquired.....................    (3,845)      (0.6)       (21,718)      (3.4)        17,873     82.3
Amortization of goodwill................        --         --            672        0.1           (672)  (100.0)
Interest expense and financing costs....     2,001        0.3          4,679        0.7         (2,678)   (57.2)
Special charges.........................     2,381        0.4          7,097        1.1         (4,716)   (66.5)
                                          --------      -----       --------      -----       --------
                                           596,793       99.4        631,581      101.2        (34,788)    (5.5)
                                          --------      -----       --------      -----       --------
Income (loss) from continuing operations
  before federal income taxes, minority
  interest, and preferred stock
  transactions..........................     3,411        0.6         (7,394)      (1.2)        10,805    146.1
Federal income tax expense (benefit)....     1,343        0.2         (1,810)      (0.3)         3,153    174.2
                                          --------      -----       --------      -----       --------
Income (loss) from continuing operations
  after tax, before minority interest,
  and preferred stock transactions......     2,068        0.4         (5,584)      (0.9)         7,652    137.0
Minority interest.......................       (49)        --            (55)        --              6     10.9
                                          --------      -----       --------      -----       --------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS............................     2,117        0.4         (5,529)      (0.9)         7,646    138.3
                                          --------      -----       --------      -----       --------
Discontinued operations:
  Income from operations of Pyramid
    Life, net of tax....................     7,109        1.1          7,861        1.3           (752)    (9.6)
  Loss on sale of Pyramid Life, net of
    tax.................................   (11,627)      (1.9)            --         --        (11,627)     N/M
                                          --------      -----       --------      -----       --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................    (4,518)      (0.8)         7,861        1.3        (12,379)  (157.5)
                                          --------      -----       --------      -----       --------
NET INCOME (LOSS).......................    (2,401)      (0.4)         2,332        0.4         (4,733)  (203.0)
Gain on repurchase of the convertible
  voting preferred stock, net of
  dividends.............................        --         --          2,827        0.4         (2,827)  (100.0)
                                          --------      -----       --------      -----       --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..........................  $ (2,401)      (0.4)%     $  5,159        0.8%      $ (7,560)  (146.5)
                                          ========      =====       ========      =====       ========
BASIC EARNINGS (LOSS) PER SHARE.........  $  (0.07)                 $   0.29                  $  (0.36)  (124.1)
DILUTED EARNINGS (LOSS) PER SHARE.......  $  (0.07)                 $   0.29                  $  (0.36)  (124.1)

---------------

N/M = not meaningful

NET PREMIUMS (NET OF REINSURANCE CEDED)

     For the year ended December 31, 2002, total net premiums were $540.1 million, a decrease of 2.8%, from $555.5 million for 2001.

  MEDICAL

     Medical premiums for 2002 were $370.0 million compared to $402.2 million for 2001, a decrease of 8.0%. The decrease in medical premiums was primarily the result of a 28% decrease in major medical certificates in force due to our decision in July 2001 to terminate or replace the policies at United Benefit Life and Provident American Life, to cancel other medical business in certain states and to target market in more profitable states, offset by the increase in new and renewal premium rates averaging 20% to 30%.

  SENIOR AND OTHER

     Senior and other premiums were $170.1 million for 2002 compared to $153.3 million for 2001, an increase of 11.0%. The increase in senior and other premiums were primarily the result of premium rate increases averaging 10% to 12% on business in force.

OTHER REVENUES

     Net investment income was $24.3 million for 2002 compared to $25.3 million for 2001, a decrease of 4.1%, due primarily to lower interest rates.

     Net realized gains were $2.3 million for 2002 and 2001. Realized gains were primarily a result of the sale of corporate bonds, which reduced the corporate bond sector. Cash was reinvested in agency backed planned amortization class mortgage securities, thirty year pass-throughs, and U.S. Government Agency bonds. Gains in 2002 were partially offset by the write-down for other-than-temporary impairment of $0.9 million on bonds held in WorldCom. Additionally, Pyramid Life had a $0.8 million write-down for other-than-temporary impairment on bonds held on WorldCom, which is reflected in discontinued operations.

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

  MEDICAL

     Medical benefits, claims, losses, and settlement expenses were $291.8 million for 2002 compared to $328.8 million for 2001, a decrease of 11.3%. The decrease was primarily the result of a smaller volume of business in force due to the termination or replacement program, and cancellation of other medical business as previously mentioned. The medical loss ratio was 78.9% for 2002 compared to 81.7% for 2001. The medical loss ratio decreased due to the termination or replacement program and the cancellation of business in poor performing markets, as well as pricing increases and benefit changes to keep pace with medical inflation. However, the decrease was partially offset by a higher severity of claims than anticipated in the December 31, 2001 claim inventory.

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

OTHER EXPENSES AND NET INCOME

     Selling, general and administrative expenses decreased to $175.2 million in 2002 compared to $197.0 million in 2001, a decrease of 11.1%. Commissions decreased $19.9 million and other operating expenses decreased $19.4 million as a direct result of our cancelled or replaced business offset by reduced reinsurance allowances of $17.5 million resulting from a lower volume of ceded premiums. As a percentage of revenues, selling, general and administrative expenses decreased to 29.2% in 2002 compared to 31.6% in 2001 due to a reduced workforce at our Cleveland facility, economies of scale achieved from the conversion of the senior business to our Kansas City facility, and a decrease in the overall commission rate.

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

     The special charge for 2002 represented a pre-tax non-recurring charge of $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the retirement of Peter W. Nauert, our former CEO. See Note O. Special Charges to our audited consolidated financial statements for further information. Special charges of $7.1 million in the first quarter of 2001 represented a $5.9 million write-off of the DAC asset for United Benefit Life and Provident American Life and a $1.2 million write-off of costs associated with United Benefit Life. The DAC asset was written off due to the planned termination of this business.

     Federal income tax expense was $1.3 million, or 39.4% of the income before federal taxes, for 2002. In 2001, a federal income tax benefit was established of $1.8 million, or 24.5% of the loss before federal taxes. The higher effective tax rate in 2002 was primarily due to the 50% elimination on meals and entertainment expenses and certain other non-deductible expenses.

     Income from continuing operations was $2.1 million, or $0.06 per share, for 2002 compared to a loss of $5.5 million, or $0.31 per share, for 2001. Income from the operations of Pyramid Life (classified as discontinued operations) was $7.1 million, or $0.21 per share, for 2002 compared to $7.9 million, or $0.44 per share, for 2001. Therefore, income including continuing and discontinued operations (excluding the loss on the sale of Pyramid Life) for 2002 was $9.2 million, or $0.27 per share, compared to $2.3 million, or $0.13 per share, for 2001. The loss on the sale of Pyramid Life recorded in the fourth quarter of 2002 was $11.6 million, or $0.34 per share. As a result of the foregoing, for 2002, the net loss attributable to common stockholders was $2.4 million, or $0.07 per share, compared to net income attributable to common stockholders of $5.2 million, or $0.29 per share, for 2001.

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

Payments consist of current claim payments to insureds, medical cost management expenses, and operating expenses such as salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities in 2003 was $43.0 million compared to net cash used in operating activities of $17.6 million in 2002. The increase was primarily attributable to the following:

     - improved operating results in both our Senior and Medical segments;

     - a reduction in the level of our reinsurance receivable and reserves ceded balances due to a continued decline in the level of reinsurance; and

     - a reduction in the level of deferred acquisition costs due to the decline in new business production.

     Assets decreased 12.8% to $773.9 million at December 31, 2003 from $887.5 million at December 31, 2002. Assets of $484.3 million, or 62.6% of the total assets, were in investments at December 31, 2003. Fixed maturities, our primary investment, were $479.1 million, or 98.9% of total investments, at December 31, 2003. Other investments consist of surplus notes, policy loans, and mortgage loans. We have classified all of our fixed maturities as "available-for-sale" and accordingly have reported them at their estimated fair values at December 31, 2003.

     Approximately 96.0% of our bonds were of investment grade quality at December 31, 2003. In addition to the fixed maturities, we also had $26.4 million in cash and cash equivalents of which $7.0 million was restricted at December 31, 2003.

     The total reinsurance receivable was $143.4 million at December 31, 2003. Of this amount, $143.0 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.

     The total policy liabilities and benefits accrued were 85.7% of the total liabilities at December 31, 2003 compared to 71.1% at December 31, 2002.

     CREDIT AGREEMENT. To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan
Bank), as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. On March 30, 2001, the credit agreement was amended to enter into a $10.0 million term loan with The CIT Group/Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver agreement. On February 17, 2002, the balance of the revolver was permanently repaid from the proceeds of our December 2001 public offering. On March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life and required sale proceeds of $10.0 million to be used to partially pay down bank debt. After this payment and along with normally scheduled principal payments, the balance of the term loans at December 23, 2003 was $11.4 million.

     On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay off the existing term loan balance under the Chase agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay off of the Chase agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% will be amortized over the lives of the new term loans.

     The new credit facility consists of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $312,500 through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At December 31, 2003, the interest rate on our term loan A balance of $4.0 million was 4.41% per annum and our $9.0 million term loan B was 5.16% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At December 31, 2003, we were in compliance with these covenants.

     OFF-BALANCE SHEET ARRANGEMENTS. We do not have transactions or relationships with variable interest entities, and we do not have any off balance sheet financing other than normal operating leases.

     CONTRACTUAL OBLIGATIONS. The following schedule summarizes current and future contractual obligations as of December 31, 2003:

                                                           PAYMENTS DUE BY YEAR
                                           -----------------------------------------------------
                                                     LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                    -------   ---------   ---------   ---------   -------
                                                              (IN THOUSANDS)
Long-term debt...........................  $13,000    $2,250      $ 5,500     $5,250     $    --
Operating leases.........................   27,066     2,872        4,735      4,031      15,428
                                           -------    ------      -------     ------     -------
  Total contractual obligations..........  $40,066    $5,122      $10,235     $9,281     $15,428
                                           =======    ======      =======     ======     =======

     The following schedule summarizes current and future contractual obligations as of December 31, 2002:

                                                           PAYMENTS DUE BY YEAR
                                           -----------------------------------------------------
                                                     LESS THAN                           AFTER 5
CONTRACTUAL OBLIGATIONS                     TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS    YEARS
-----------------------                    -------   ---------   ---------   ---------   -------
                                                              (IN THOUSANDS)
Long-term debt...........................  $25,003    $5,080      $18,723     $1,200     $    --
Operating leases.........................   29,697     3,197        5,084      4,028      17,388
                                           -------    ------      -------     ------     -------
  Total contractual obligations..........  $54,700    $8,277      $23,807     $5,228     $17,388
                                           =======    ======      =======     ======     =======

In addition, in December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. At December 31, 2003, the Fund had not made a capital call on Continental General's limited partner commitment.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees charged primarily on our major medical business. As that business continues to decline, fee income will decline.

     Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. If our non-regulated subsidiaries do not generate sufficient fee income or we are unable to take dividends from our insurance subsidiaries to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.

NET OPERATING LOSS CARRYFORWARD

     At December 31, 2003, we had a tax net operating loss, or NOL, carryforward of approximately $14.1 million for federal income tax purposes, which expires through 2021. Changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an "ownership change" as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $14.1 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     We determine a valuation allowance of our deferred tax asset based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2003 and 2002, estimates were made as to the potential financial impact of recent NOLs and our financial condition.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS FROM CONTINUING OPERATIONS

     The following table presents the revenues, expenses, and profit (loss) from continuing operations before federal income taxes, for the last three years attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums...........................................  $305,441   $370,029   $402,214
     Net investment income..................................     5,598      7,317      9,634
     Net realized gains.....................................       550      1,194      2,010
     Other income...........................................    21,680     30,481     37,772
                                                              --------   --------   --------
                                                               333,269    409,021    451,630
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   226,249    291,789    328,803
     Other operating expenses...............................    98,163    123,183    129,382
     Special charges........................................        --         --      7,097
                                                              --------   --------   --------
                                                               324,412    414,972    465,282
                                                              --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest, and preferred stock transactions....  $  8,857   $ (5,951)  $(13,652)
                                                              ========   ========   ========

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
SENIOR AND OTHER
  Revenues
     Net premiums...........................................  $172,885   $170,107   $153,308
     Net investment income..................................    19,487     16,932     15,210
     Net realized gains.....................................       905        634         75
     Other income...........................................     7,188      3,067      3,341
                                                              --------   --------   --------
                                                               200,465    190,740    171,934
                                                              --------   --------   --------
  Expenses
     Benefits and claims....................................   127,491    129,235    115,040
     Other operating expenses...............................    53,058     46,637     43,316
                                                              --------   --------   --------
                                                               180,549    175,872    158,356
                                                              --------   --------   --------
  Segment profit before federal income taxes, minority
     interest, and preferred stock transactions.............  $ 19,916   $ 14,868   $ 13,578
                                                              ========   ========   ========
CORPORATE AND OTHER
  Revenues
     Net investment income..................................  $      5   $      9   $    443
     Net realized gains.....................................       436        434        180
     Other income...........................................         7         --         --
                                                              --------   --------   --------
                                                                   448        443        623
                                                              --------   --------   --------
  Expenses
     Interest expense and financing costs...................     1,620      2,001      4,679
     Other operating expenses...............................     1,566      1,567      3,264
     Special charge.........................................        --      2,381         --
                                                              --------   --------   --------
                                                                 3,186      5,949      7,943
                                                              --------   --------   --------
  Segment loss before federal income taxes, minority
     interest, and preferred stock transactions.............  $ (2,738)  $ (5,506)  $ (7,320)
                                                              ========   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL
  INCOME TAXES, MINORITY INTEREST, AND PREFERRED STOCK
  TRANSACTIONS..............................................  $ 26,035   $  3,411   $ (7,394)
                                                              ========   ========   ========

MARKET RISK AND MANAGEMENT POLICIES

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses, and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels. Any negative fluctuation in our estimates of the effect of continued medical inflation and high benefit utilization could have a material adverse impact on our results of operations.

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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies' operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company's state of domicile. For example, states have statutory risk-based capital (RBC) requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer's investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company's total adjusted capital (defined as the total of its statutory capital, surplus, and asset valuation reserve) to its risk-based capital. As of December 31, 2003, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities.

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

     - negative economic factors and conditions specific to the issuer's industry;

     - adverse changes in the regulatory environment specific to the issuer's industry;

     - all spread changes exceeding 50 basis points; or

     - corporate bond prices that move more than 10% over the past week, 20% over the past month, or 30% over the past three months.

     All of our fixed maturity investments are reported at fair market value at December 31, 2003. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at December 31, 2003 were $4.9 million and $4.7 million, respectively. For more information, see Note C. Cash and Investments to our audited consolidated financial statements.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders' equity is estimated to be $13.5 million after-tax at December 31, 2003. This amount represents approximately 7.3% of our stockholders' equity at such date.

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

     - the risk of material adverse outcomes in litigation;

     - changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

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

     - the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

     - failure of our information systems;

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 31, 2003, the Company adopted FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, and effective December 31, 2003, the Company adopted FIN 46 (revised December 2003) (FIN 46R). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity
(VIE). FIN 46R provides guidance on how to identify a VIE and how an enterprise assesses its interests in a VIE. It also requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Implementation of FIN 46R did not have a material impact on our consolidated results of operations, cash flows or financial position.

     Effective October 1, 2003, the Company adopted Derivatives Implementation Group (DIG) Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments. DIG Issue B36 answers questions related to embedded derivatives in Modified Coinsurance reinsurance treaties (where funds are withheld by the ceding company) and in debt instruments that incorporate credit risk exposures that are unrelated or partially related to the creditworthiness of the obligor. Implementation of DIG Issue B36 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options, and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of SOP 03-1 must be applied as of the beginning of the fiscal year. We do not expect the adoption of SOP 03-1 to have a material effect on our consolidated results of operations, cash flows or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement is effective for fiscal years beginning after December 15, 2003. We have not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments as defined within the scope of this pronouncement.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities, and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have, and will continue to, adopt the various provisions of FIN 46 as indicated above, but presently do not have any variable interest entities that would be required to be included in our consolidated results of operations, cash flows or financial position.

     In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)(EITF Issue 94-3). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations. The adoption of this Standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CERES GROUP, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                               PAGE
                                                               ----
Report of Independent Auditors -- KPMG LLP..................    43
Report of Independent Auditors -- Ernst & Young LLP.........    44

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................    45
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................    46
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............    47
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................    48
Notes to Consolidated Financial Statements for the years
  ended December 31, 2003, 2002 and 2001....................    49

FINANCIAL STATEMENT SCHEDULES
Schedule II -- Condensed Financial Information of
  Registrant - Ceres Group, Inc.
  (Parent Only).............................................    84
Schedule III -- Supplemental Insurance Information..........    87
Schedule IV -- Reinsurance..................................    88

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheet of Ceres Group, Inc. (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These audited consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these audited consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceres Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

Detroit, Michigan
March 12, 2004

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Ceres Group, Inc.

     We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. We have also audited the information related to 2002 and 2001 presented in the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of Ceres Group's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ceres Group, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules when considered in relation to the basic 2002 and 2001 consolidated financial statements taken as a whole, present fairly, in all material respects, the 2002 and 2001 information set forth therein.

     As described in Notes A, E and I, Ceres Group adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.

                                                               Ernst & Young LLP

Cleveland, Ohio
March 4, 2003, except for
  Notes A, E, and N as to which
  the date is March 31, 2003

                       CERES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                    2003       2002
                                                                  --------   --------
ASSETS
Investments
  Fixed maturities available-for-sale, at fair value........      $479,089   $388,057
  Surplus notes.............................................         1,006      5,151
  Policy and mortgage loans.................................         4,185      3,895
                                                                  --------   --------
       Total investments -- Note C..........................       484,280    397,103
Cash and cash equivalents (of which $6,978 and $7,703 is
  restricted, respectively) -- Note C.......................        26,394     32,118
Accrued investment income...................................         5,658      5,236
Premiums receivable.........................................         4,443      4,810
Reinsurance receivable -- Note L............................       143,397    170,075
Property and equipment, net -- Note D.......................         5,527      5,387
Assets of Pyramid Life -- Note E............................            --    157,774
Deferred acquisition costs -- Note G........................        69,609     74,891
Value of business acquired -- Note H........................        13,034     16,084
Goodwill -- Note I..........................................        10,657     10,657
Licenses -- Note I..........................................         3,440      3,586
Other assets................................................         7,475      9,760
                                                                  --------   --------
       TOTAL ASSETS.........................................      $773,914   $887,481
                                                                  ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued
  Future policy benefits, losses and claims.................      $341,263   $327,385
  Unearned premiums.........................................        33,993     36,680
  Other policy claims and benefits payable -- Note K........       129,237    147,938
                                                                  --------   --------
                                                                   504,493    512,003
Deferred reinsurance gain -- Note L.........................         9,456     11,037
Other policyholders' funds..................................        20,821     23,610
Debt -- Note N..............................................        13,000     25,003
Liabilities of Pyramid Life -- Note E.......................            --    102,457
Deferred federal income taxes payable -- Note J.............         9,572     11,746
Other liabilities...........................................        31,433     34,101
                                                                  --------   --------
     TOTAL LIABILITIES......................................       588,775    719,957
                                                                  --------   --------
Stockholders' equity
  Non-voting preferred stock, $0.001 par value, 1,900,000
     shares authorized, none issued -- Note Q...............            --         --
  Convertible voting preferred stock, $0.001 par value, at
     stated value, 100,000 shares authorized, none
     issued -- Notes B and Q................................            --         --
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 34,391,398 and 34,232,610 shares issued and
     outstanding, respectively -- Note B....................            34         34
  Additional paid-in capital................................       133,549    133,052
  Retained earnings.........................................        44,378     21,430
  Accumulated other comprehensive income....................         7,178     13,008
                                                                  --------   --------
     TOTAL STOCKHOLDERS' EQUITY.............................       185,139    167,524
                                                                  --------   --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........      $773,914   $887,481
                                                                  ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2003       2002       2001
                                                              --------   --------   --------
REVENUES
Premiums, net -- Note L
  Medical...................................................  $305,441   $370,029   $402,214
  Senior and other..........................................   172,885    170,107    153,308
                                                              --------   --------   --------
    Total premiums, net.....................................   478,326    540,136    555,522
Net investment income -- Note C.............................    25,090     24,258     25,287
Net realized gains..........................................     1,891      2,262      2,265
Fee and other income........................................    27,139     30,705     36,155
Amortization of deferred reinsurance gain -- Note L.........     1,736      2,843      4,958
                                                              --------   --------   --------
                                                               534,182    600,204    624,187
                                                              --------   --------   --------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses -- Note L
  Medical...................................................   226,249    291,789    328,803
  Senior and other..........................................   127,491    129,235    115,040
                                                              --------   --------   --------
    Total benefits, claims, losses and settlement
      expenses..............................................   353,740    421,024    443,843
Selling, general and administrative expenses -- Note L......   146,834    175,232    197,008
Net amortization (deferral) and change in acquisition costs
  and value of business acquired -- Notes G and H...........     5,953     (3,845)   (21,718)
Amortization of goodwill....................................        --         --        672
Interest expense and financing costs........................     1,620      2,001      4,679
Special charges -- Note O...................................        --      2,381      7,097
                                                              --------   --------   --------
                                                               508,147    596,793    631,581
                                                              --------   --------   --------
Income (loss) from continuing operations before federal
  income taxes, minority interest, and preferred stock
  transactions..............................................    26,035      3,411     (7,394)
Federal income tax expense (benefit) -- Note J..............     6,647      1,343     (1,810)
                                                              --------   --------   --------
Income (loss) from continuing operations after tax, before
  minority interest and preferred stock transactions........    19,388      2,068     (5,584)
Minority interest...........................................        23        (49)       (55)
                                                              --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................    19,365      2,117     (5,529)
                                                              --------   --------   --------
Discontinued operations -- Note E
  Income from operations of Pyramid Life (less tax expense
    of $3,223, $3,877, and $4,513, respectively)............     5,732      7,109      7,861
  Loss on sale of Pyramid Life (less tax benefit of $79 and
    $683, respectively).....................................    (2,149)   (11,627)        --
                                                              --------   --------   --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..................     3,583     (4,518)     7,861
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................    22,948     (2,401)     2,332
Gain on repurchase of the convertible voting preferred
  stock, net of dividends -- Notes B and Q..................        --         --      2,827
                                                              --------   --------   --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $ 22,948   $ (2,401)  $  5,159
                                                              ========   ========   ========
BASIC EARNINGS (LOSS) PER SHARE -- NOTE T:
  Continuing operations.....................................  $   0.56   $   0.06   $  (0.15)
  Discontinued operations...................................      0.11      (0.13)      0.44
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.67   $  (0.07)  $   0.29
                                                              ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE -- NOTE T:
  Continuing operations.....................................  $   0.56   $   0.06   $  (0.15)
  Discontinued operations...................................      0.11      (0.13)      0.44
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.67   $  (0.07)  $   0.29
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $       --   $       --   $    7,500
Issuance of stock...........................................          --           --           --
Dividends distributed.......................................          --           --          699
Repurchase of stock.........................................          --           --       (8,199)
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $       --   $       --
                                                              ==========   ==========   ==========
COMMON STOCK
Balance at beginning of year................................  $       34   $       34   $       17
Issuance of common stock:
  Public equity offering....................................          --           --           16
  Employee benefit plans....................................          --           --            1
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       34   $       34   $       34
                                                              ==========   ==========   ==========
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year................................  $  133,052   $  132,061   $   82,943
Issuance of stock:
  Public equity offering....................................          --           --       46,495
  Employee benefit plans....................................         497          991        2,623
                                                              ----------   ----------   ----------
      Balance at end of year................................  $  133,549   $  133,052   $  132,061
                                                              ==========   ==========   ==========
DIVIDENDS DISTRIBUTABLE, CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................  $       --   $       --   $      327
Dividends distributable.....................................          --           --          774
Dividends distributed.......................................          --           --         (699)
Repurchase of stock.........................................          --           --         (402)
                                                              ----------   ----------   ----------
      Balance at end of year................................  $       --   $       --   $       --
                                                              ==========   ==========   ==========
RETAINED EARNINGS
Balance at beginning of year................................  $   21,430   $   23,831   $   18,672
Net income (loss)...........................................      22,948       (2,401)       2,332
Dividends distributable, convertible voting preferred
  stock.....................................................          --           --         (774)
Repurchase of convertible voting preferred stock............          --           --        3,601
                                                              ----------   ----------   ----------
      Balance at end of year................................  $   44,378   $   21,430   $   23,831
                                                              ==========   ==========   ==========
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year................................  $   13,008   $      649   $   (6,176)
Unrealized (loss) gain on securities, net of tax expense
  (benefit) of $(1,124), $5,985 and $(208), respectively....      (2,086)      12,359        6,825
Realized gains due to the sale of Pyramid Life, net of tax
  of $2,016.................................................      (3,744)          --           --
                                                              ----------   ----------   ----------
      Balance at end of year................................  $    7,178   $   13,008   $      649
                                                              ==========   ==========   ==========
TOTAL STOCKHOLDERS' EQUITY..................................  $  185,139   $  167,524   $  156,575
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF CONVERTIBLE VOTING PREFERRED STOCK
Balance at beginning of year................................          --           --       75,000
Issuance of stock...........................................          --           --           --
Dividends distributed.......................................          --           --        6,986
Repurchase of stock.........................................          --           --      (81,986)
                                                              ----------   ----------   ----------
      Balance at end of year................................          --           --           --
                                                              ==========   ==========   ==========
NUMBER OF SHARES OF COMMON STOCK
Balance at beginning of year................................  34,232,610   33,857,895   17,278,704
Issuance of stock:
  Public equity offering....................................          --           --   16,100,000
  Employee benefit plans....................................     158,788      374,715      479,191
                                                              ----------   ----------   ----------
      Balance at end of year................................  34,391,398   34,232,610   33,857,895
                                                              ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2003        2002        2001
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
  Net income (loss).........................................  $  22,948   $  (2,401)  $   2,332
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Net (income) loss from discontinued operations........     (3,583)      4,518      (7,861)
      Depreciation and amortization.........................      3,582       3,391       3,335
      Net realized gains....................................     (1,891)     (2,262)     (2,265)
      Deferred federal income taxes.........................       (995)      6,613         741
      Impairment of intangible asset, licenses..............        146          --          --
      Changes in assets and liabilities:
         Premiums receivable................................        367         176         507
         Reinsurance receivable.............................     26,678      47,285      16,111
         Value of business acquired.........................      1,944       1,826         559
         Goodwill and licenses..............................         --          --         672
         Federal income taxes payable/recoverable...........      3,114      (1,587)     (1,212)
         Accrued investment income..........................       (422)        573         (65)
         Other assets.......................................        125      (1,578)        915
         Future policy benefits, claims and funds payable...     (5,568)    (43,061)     23,295
         Unearned premium...................................     (2,687)       (388)      3,442
         Other liabilities..................................     (3,185)    (22,196)      4,680
         Deferred acquisition costs.........................      4,009      (5,671)    (16,409)
         Deferred reinsurance gain..........................     (1,581)     (2,843)     (4,958)
                                                              ---------   ---------   ---------
Net cash provided by (used in) operating activities.........     43,001     (17,605)     23,819
                                                              ---------   ---------   ---------
INVESTING ACTIVITIES
  Net purchases of furniture and equipment..................     (1,671)       (317)       (674)
  Purchase of fixed maturities available-for-sale...........   (240,470)   (179,873)   (173,930)
  Proceeds from sale of Cleveland headquarters..............         --          --      15,586
  Increase in mortgage and policy loans, net................       (290)       (160)       (151)
  Proceeds from sales of fixed maturities
    available-for-sale......................................     51,392     129,594      94,219
  Proceeds from calls and maturities of fixed maturities
    available-for-sale......................................    100,603      53,184      40,329
  Net proceeds from sale of Pyramid Life Insurance
    Company.................................................     55,261          --          --
                                                              ---------   ---------   ---------
Net cash (used in) provided by investing activities.........    (35,175)      2,428     (24,621)
                                                              ---------   ---------   ---------
FINANCING ACTIVITIES
  Increase in annuity account balances......................     17,018       7,740      22,429
  Decrease in annuity account balances......................    (19,062)    (23,945)    (23,484)
  Principal payments on mortgage note payable...............         --          --      (8,018)
  Increase in debt borrowings...............................     13,000          --      10,000
  Principal payments on debt................................    (25,003)     (5,997)    (28,000)
  Proceeds from public equity offering......................         --          --      46,511
  Proceeds from issuance of common stock related to employee
    benefit plans...........................................        497         991       2,624
  Repurchase of convertible voting preferred stock..........         --          --      (5,000)
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities.........    (13,550)    (21,211)     17,062
                                                              ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH.............................     (5,724)    (36,388)     16,260
Cash and cash equivalents at beginning of year..............     32,118      68,506      52,246
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  26,394   $  32,118   $  68,506
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest....................  $     931   $   1,985   $   4,193
  Cash paid during the year for federal income taxes........      5,162          --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       CERES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

A.  SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

SUMMARY OF BUSINESS

     Ceres Group, Inc. (formerly known as Central Reserve Life Corporation) operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 2003, 2002 and 2001, the Company's consolidated statements also include the continuing operations of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, acquired on February 17, 1999, United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure), and the discontinued operations of Pyramid Life Insurance Company acquired on July 26, 2000. Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note E. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our previously reported consolidated financial statements for 2001 have been reclassified to present the discontinued operations of Pyramid Life separate from continuing operations to conform to the current year's presentation.

     We provide, through our insurance subsidiaries, a wide array of health and life insurance products. While our insurance subsidiaries are licensed in 48 states, the District of Columbia, and the U.S. Virgin Islands, approximately 59.4% of our total premium volume is generated from ten states: Ohio, Florida, Pennsylvania, Texas, Indiana, Georgia, Kansas, Nebraska, Illinois, and Missouri.

     Unless the context indicates otherwise, "we," "our," and "us" refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The accompanying audited consolidated financial statements include the continuing operations of Ceres and its wholly-owned subsidiaries, except for Pyramid Life, which is included in discontinued operations. All intercompany transactions have been eliminated in consolidation.

     The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note R. Statutory Financial Information for further information.

  BUSINESS COMBINATIONS

     All of our acquisitions were accounted for using the purchase method of accounting. Additionally, since the issuance of SFAS No. 141, Business Combinations (SFAS 141), by the FASB, business combinations initiated after June 30, 2001, are required to be accounted for by the purchase method. Results of operations of the acquired business are included in the income statement from the date of acquisition. Additionally, SFAS 141 expanded the criteria for recording intangible assets separate from goodwill.

     The FASB staff also issued Emerging Issues Task Force, or EITF D-100:
Clarification of Paragraph 61(b) of FASB Statement No. 141 and Paragraph 49(b) of FASB No. 142, which further clarified what the FASB staff believed was the Board's intent for reclassifying an intangible asset out of goodwill of a previously acquired intangible asset.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Accordingly, following the guidance of both SFAS 141 and EITF D-100 and upon adoption in 2002 of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we reclassified licenses of $3.6 million as a separate indefinite-lived intangible asset from goodwill.

  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of tangible and identifiable net assets acquired. Other intangible assets, such as licenses, are defined as purchased assets that also lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability.

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over periods of 25 years or less. See
Note I. Goodwill and Other Intangible Assets for a summary of our goodwill and other intangible assets, as well as further detail related to the impact of the adoption of SFAS 142 in 2002.

  USE OF ESTIMATES

     The preparation of the audited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. See Note C. Cash and Investments for further information.

  INVESTMENTS

     Investments in bonds are designated at purchase as held-to-maturity or available-for-sale. Held-to-maturity investments are securities, which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments and surplus notes are stated at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. All investments as of December 31, 2003 are designated as available-for-sale.

     Investments in policy notes and mortgage loans are reported at cost, which approximates fair value.

     Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. Premiums and discounts on other debt instruments are amortized using the effective interest method over the remaining term of the security.

     Realized gains and losses on the sale of investments are determined using the specific-identification method, and are credited or charged to income. Also charged to income are unrealized losses on investment securities for which a decline in fair market value is deemed to be other-than-temporary.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The estimated fair value of investments is based upon quoted market prices, where available, or on values obtained from independent pricing services.

  OTHER-THAN-TEMPORARY DECLINES IN FAIR VALUE

     We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

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

     The Company evaluates the recoverability of deferred acquisition costs on a quarterly basis and determines whether these amounts are recoverable.

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

     For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.5% is credited to the unamortized balance for Continental General Corporation. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses, and expenses. Earned interest was assumed to be 6.0% for Continental General Corporation, which was the market rate at the time of acquisition.

  SHADOW DAC/VOBA

     As certain fixed maturities available-for-sale related to the Company's interest-sensitive life insurance products are carried at fair value, an adjustment is made to deferred acquisition costs and the value of business acquired equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. The change in this adjustment is included with the change in fair value of fixed maturity securities available-for-sale, net of tax, that is credited or charged

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

directly to stockholders' equity and is a component of other comprehensive income. Deferred acquisition costs and the value of business acquired were decreased by $0.8 million and $1.1 million at December 31, 2003, respectively. Deferred acquisition costs were increased by $0.5 million at December 31, 2002. The value of business acquired was not adjusted at December 31, 2002.

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

  MEASUREMENT OF IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion (APB Opinion) No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.

     This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our results of operations, financial position or liquidity. See Note E. Discontinued Operations for further detail related to the adoption of SFAS 144.

  FUTURE POLICY BENEFITS, LOSSES AND CLAIMS

     Liabilities for future policy reserves for accident and health and traditional life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using the Company's experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 5.5%. At December 31, 2003, credited rates ranged from 4.0% to 5.5%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.5% depending on the duration of the contract. Current rates credited range from 3.0% to 6.0%.

  OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     Liabilities for unpaid life and accident and health claims, which include a provision for estimated costs to investigate and settle claims, are estimated based upon past experience for pending, incurred, but not reported, and reopened claims. Accident and health claims incurred but not reported are computed using actuarially-determined factors based on a combination of claim completion and projected claim cost methods, utilizing durational experience, seasonal cycle, changes in health care practice, changes in inflation rates, and any claims backlog.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Claim liabilities with a long pay out period, such as disability income and long-term care claims, are discounted at interest rates of 4.5% and 6.5%, respectively. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.

  OTHER POLICYHOLDERS' FUNDS

     Other policyholders' funds consist of supplementary contracts without life contingencies, premiums and annuity considerations received in advance and remittance and items not allocated.

  INSURANCE RELATED ASSESSMENTS

     Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability.

  COMPREHENSIVE INCOME

     Comprehensive income in 2003, 2002 and 2001 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income as prescribed by SFAS No. 130, Reporting Comprehensive Income. See Note
S. Comprehensive Income for further information.

  PREMIUM REVENUE

     Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Amounts received from interest sensitive contracts, principally universal life and annuity products, are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses, and claims.

  FEE AND OTHER INCOME

     Fee and other income consist of monthly collection, management, and administrative fees, and are recognized when the services are performed.

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

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  STOCK-BASED COMPENSATION

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

     We adopted SFAS No. 123, Accounting for Stock-Based Compensation (SFAS
123), which permits entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. Additionally, in December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting. We elected to continue to apply provisions of APB Opinion 25 and provide the pro forma disclosure required by SFAS 123 and the amended disclosures required by SFAS 148. See Note P. Stock Plans for further information.

     The following table illustrates the effect on net income, net income attributable to common stockholders, and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              -------   -------   ------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net income (loss), as reported..............................  $22,948   $(2,401)  $2,332
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  tax.......................................................      868      (427)    (835)
                                                              -------   -------   ------
PRO FORMA NET INCOME (LOSS).................................  $23,816   $(2,828)  $1,497
                                                              =======   =======   ======
Net income (loss) attributable to common stockholders, as
  reported..................................................  $22,948   $(2,401)  $5,159
Total stock-based employee compensation expense determined
  under fair value based method for all awards, net of
  tax.......................................................      868      (427)    (835)
                                                              -------   -------   ------
PRO FORMA NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS..............................................  $23,816   $(2,828)  $4,324
                                                              =======   =======   ======
Earnings (loss) per share
  Basic-as reported.........................................  $  0.67   $ (0.07)  $ 0.29
  BASIC-PRO FORMA...........................................  $  0.69   $ (0.08)  $ 0.24
  Diluted-as reported.......................................  $  0.67   $ (0.07)  $ 0.29
  DILUTED-PRO FORMA.........................................  $  0.69   $ (0.08)  $ 0.24

     For the year ended December 31, 2003, there was a positive pro forma impact on net income, net income attributable to common stockholders, and basic and diluted earnings per share due to the forfeiture of options resulting from employee terminations.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share. See Note T. Computation of Net Income Per Common Share for further information.

  RECLASSIFICATION

     Certain amounts presented in the prior years' financial statements have been reclassified to conform to the current year's method of presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 31, 2003, the Company adopted FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, and effective December 31, 2003, the Company adopted FIN 46 (revised December 2003) (FIN 46R). FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity
(VIE). FIN 46R provides guidance on how to identify a VIE and how an enterprise assesses its interests in a VIE. It also requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Implementation of FIN 46R did not have a material impact on our consolidated results of operations, cash flows or financial position.

     Effective October 1, 2003, the Company adopted Derivatives Implementation Group (DIG) Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments. DIG Issue B36 answers questions related to embedded derivatives in Modified Coinsurance reinsurance treaties (where funds are withheld by the ceding company) and in debt instruments that incorporate credit risk exposures that are unrelated or partially related to the creditworthiness of the obligor. Implementation of DIG Issue B36 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of SOP 03-1 must be applied as of the beginning of the fiscal year. We do not expect the adoption of SOP 03-1 to have a material effect on our consolidated results of operations, cash flows or financial position.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement is effective for fiscal years beginning after December 15, 2003. We have not entered into any financial instruments within the scope of SFAS 150 since May 31, 2003, nor do we currently hold any significant financial instruments as defined within the scope of this pronouncement.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 on July 1, 2003 did not have a material impact on our consolidated results of operations, cash flows or financial position.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics by requiring that if a business enterprise has a controlling interest in a variable interest entity (as defined by FIN 46), the assets, liabilities, and results of activities of the variable interest entity be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interests acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We have, and will continue to, adopt the various provisions of FIN 46 as indicated above, but presently do not have any variable interest entities that would be required to be included in our consolidated results of operations, cash flows or financial position.

     In June 2002, the FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)(EITF Issue 94-3). The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred, rather than when the entity commits to an exit plan under EITF Issue 94-3. This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Additionally, this Statement does not apply to costs associated with the retirement of a long-lived asset covered by SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The adoption of this Standard did not have a material effect on our consolidated results of operations, cash flows or financial position.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     - repurchase our convertible voting preferred stock for $5.0 million (see Note Q. Preferred Shares for further information);

     - contribute $28.0 million to the capital of our insurance subsidiaries;
       and

     - $1.0 million for general corporate purposes and working capital.

C.  CASH AND INVESTMENTS

     The amortized cost and estimated fair value of invested assets as of December 31, 2003 were as follows:

                                                        GROSS UNREALIZED
                                            AMORTIZED   -----------------   ESTIMATED
                                              COST       GAINS    LOSSES    FAIR VALUE
                                            ---------   -------   -------   ----------
                                                      (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities................  $ 21,470    $   151   $  (246)   $ 21,375
  U.S. Agencies...........................    49,034        987      (250)     49,771
  State and political subdivisions........     5,014          5      (178)      4,841
  Corporate bonds.........................   195,018     11,166    (1,191)    204,993
  Mortgage- and asset-backed securities...   195,640      3,520    (1,051)    198,109
                                            --------    -------   -------    --------
       Total available-for-sale...........   466,176     15,829    (2,916)    479,089
Surplus notes.............................     1,001          5        --       1,006
Mortgage loans............................        48         --        --          48
Policy notes..............................     4,137         --        --       4,137
                                            --------    -------   -------    --------
       Total investments..................  $471,362    $15,834   $(2,916)   $484,280
                                            ========    =======   =======    ========

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The amortized cost and estimated fair value of invested assets as of December 31, 2002 were as follows:

                                                        GROSS UNREALIZED
                                            AMORTIZED   -----------------   ESTIMATED
                                              COST       GAINS    LOSSES    FAIR VALUE
                                            ---------   -------   -------   ----------
                                                      (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury securities................  $ 14,684    $   287   $    (3)   $ 14,968
  U.S. Agencies...........................    37,502      1,411        --      38,913
  State and political subdivisions........     1,063         15        --       1,078
  Corporate bonds.........................   177,104      8,173    (1,735)    183,542
  Mortgage- and asset-backed securities...   143,923      6,761    (1,128)    149,556
                                            --------    -------   -------    --------
       Total available-for-sale...........   374,276     16,647    (2,866)    388,057
Surplus notes.............................     5,020        131        --       5,151
Mortgage loans............................        52         --        --          52
Policy notes..............................     3,843         --        --       3,843
                                            --------    -------   -------    --------
       Total investments..................  $383,191    $16,778   $(2,866)   $397,103
                                            ========    =======   =======    ========

     Except for bonds and notes of the U.S. Government or of a U.S. Government agency or authority, no investment of the Company exceeds 10% of total stockholders' equity at December 31, 2003 and 2002.

     The amortized cost and estimated fair value of invested assets as of December 31, 2003 by contractual maturity were as follows:

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Fixed maturities
  Due in one year or less...................................  $ 13,944     $ 14,127
  Due after one year through five years.....................    54,790       57,791
  Due after five years through ten years....................   124,206      129,762
  Due after ten years.......................................    77,596       79,300
  Mortgage- and asset-backed securities.....................   195,640      198,109
                                                              --------     --------
       Total fixed maturities...............................   466,176      479,089
Surplus notes...............................................     1,001        1,006
Mortgage loans..............................................        48           48
Policy notes................................................     4,137        4,137
                                                              --------     --------
       Total invested assets................................  $471,362     $484,280
                                                              ========     ========

     Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003       2002      2001
                                                         -------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
Proceeds...............................................  $51,392   $129,594   $94,219
Gross realized gains...................................    2,031      5,634     3,851
Gross realized losses..................................      768      3,807       998

     The following is a summary of net investment income by category of investment:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Fixed maturities........................................  $24,695   $24,215   $23,557
Policy loans............................................      286       269       260
Cash equivalents........................................      481       643     2,036
Other...................................................      259       365       339
                                                          -------   -------   -------
  Investment income.....................................   25,721    25,492    26,192
Investment expenses.....................................     (631)   (1,234)     (905)
                                                          -------   -------   -------
  Net investment income.................................  $25,090   $24,258   $25,287
                                                          =======   =======   =======

     At December 31, 2003 and 2002, the Company's insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $26.4 million and $33.1 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.

     At December 31, 2003 and 2002, $6.5 million of cash was held for fully insured employer shared risk plans, which is restricted to use. The Company is entitled to investment income from these funds.

     In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. At December 31, 2003, the Fund had not made a capital call on Continental General's limited partner commitment.

     At December 31, 2003, the Company held no unrated bonds and 4.0% of fixed maturity investments were in less-than-investment grade securities. Corporate bonds representing approximately 1.0% of fixed maturities were downgraded by rating agencies. Approximately 3.0% of the portfolio was invested in BB rated subordinated non-agency residential and commercial mortgage-backed securities. These securities include jumbo residential mortgages and commercial mortgages with strong prepayment protection. The Company performs periodic evaluations of the relative credit standings of the issuers of the bonds held in the Company's portfolio. The Company considers these evaluations in its overall investment strategy.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following is a summary of investments that have been in a continuous unrealized loss position as of December 31, 2003:

                             LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                           -----------------------   -----------------------   -----------------------
                           ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED   ESTIMATED    UNREALIZED
                           FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                           ----------   ----------   ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Available-for-sale
  U.S. Treasury
     securities..........   $  5,436     $  (242)      $   51       $  (4)      $  5,487     $  (246)
  U.S. Agencies..........     17,547        (250)          --          --         17,547        (250)
  State and political
     subdivisions........      3,794        (178)          --          --          3,794        (178)
  Corporate bonds........     36,460        (826)       2,527        (382)        38,987      (1,208)
  Mortgage- and asset-
     backed securities...     63,019      (1,002)         344         (32)        63,363      (1,034)
                            --------     -------       ------       -----       --------     -------
       Total.............   $126,256     $(2,498)      $2,922       $(418)      $129,178     $(2,916)
                            ========     =======       ======       =====       ========     =======

     The Company evaluates its investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined that all of its investments are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are identified as net realized gains (losses). Management continually evaluated whether changes in the value of any investment should be considered other-than-temporary. In June 2003, the Company wrote down its holdings in American Airlines and Coastal Corp. to their then fair market value, recording a total realized pre-tax loss of $0.3 million. None of the fixed investments above are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on evaluation by both internal management along with external investment managers, including our ability to sell or hold the investments and the length of time and magnitude of the unrealized loss, management has determined that at December 31, 2003, none of the above fixed investment values represent an other-than-temporary impairment.

D.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are summarized by category as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003          2002
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Home office buildings.......................................  $ 4,604       $ 4,078
Land........................................................      489           489
Furniture and fixtures......................................    2,253         2,446
Information technology equipment............................      809           662
Other property and equipment................................    3,193         3,211
                                                              -------       -------
                                                               11,348        10,886
Accumulated depreciation....................................   (5,821)       (5,499)
                                                              -------       -------
       Total................................................  $ 5,527       $ 5,387
                                                              =======       =======

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Other property and equipment consists principally of software, leasehold improvements, and office equipment. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1.5 million, $1.2 million, and $1.6 million, respectively.

E.  DISCONTINUED OPERATIONS

     On March 31, 2003, Continental General sold the stock of its subsidiary, Pyramid Life, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General's statutory capital and repay $10.0 million of our bank debt. Additionally, we continued to process Pyramid Life's business through an administrative services agreement, which terminated on December 31, 2003. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life's assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life's operations were classified as discontinued operations and prior years' financial information has been reclassified.

     Summarized financial data for Pyramid Life's operations are as follows:

  STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003       2002      2001
                                                         -------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
REVENUES
Premiums, net..........................................  $27,964   $ 97,953   $79,517
Net investment income..................................    1,568      6,559     6,712
Net realized gains.....................................    5,965        260     2,688
Fee and other income...................................       --         --        --
                                                         -------   --------   -------
                                                          35,497    104,772    88,917
                                                         -------   --------   -------
BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses.......   20,285     72,490    56,632
Selling, general and administrative expenses...........    8,702     29,422    26,933
Net (deferral) amortization and change in acquisition
  costs and value of business acquired.................   (2,445)    (8,413)   (7,454)
Amortization of goodwill...............................       --         --       432
Special charge.........................................       --        287        --
                                                         -------   --------   -------
                                                          26,542     93,786    76,543
                                                         -------   --------   -------
Income from operations before federal income taxes.....    8,955     10,986    12,374
Federal income tax expense.............................    3,223      3,877     4,513
                                                         -------   --------   -------
INCOME FROM OPERATIONS.................................    5,732      7,109     7,861
                                                         -------   --------   -------
Loss on sale of Pyramid Life...........................   (2,228)   (12,310)       --
Federal income tax benefit.............................      (79)      (683)       --
                                                         -------   --------   -------
LOSS ON SALE OF PYRAMID LIFE, NET......................   (2,149)   (11,627)       --
                                                         -------   --------   -------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.............  $ 3,583   $ (4,518)  $ 7,861
                                                         =======   ========   =======

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  BALANCE SHEET

                                                               DECEMBER 31,
                                                                   2002
                                                               ------------
                                                               (DOLLARS IN
                                                                THOUSANDS)
ASSETS
Investments.................................................     $106,231
Cash and cash equivalents...................................        6,411
Accrued investment income...................................        1,391
Premiums receivable.........................................          312
Reinsurance receivable......................................        7,808
Property and equipment, net.................................        1,000
Deferred acquisition costs..................................       16,150
Value of business acquired..................................       15,067
Other assets................................................        3,404
                                                                 --------
  TOTAL ASSETS..............................................      157,774
                                                                 --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and benefits accrued.....................       96,866
Intercompany payable........................................        1,797
Other liabilities...........................................        3,794
                                                                 --------
  TOTAL LIABILITIES.........................................      102,457
                                                                 --------
NET ASSETS OF DISCONTINUED OPERATIONS.......................     $ 55,317
                                                                 ========

F.  LEASES

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

     Rent expense for the Cleveland headquarters was approximately $1.8 million in 2003, $1.7 million in 2002, and $0.7 million in 2001. Future rent payments for the Cleveland headquarters and all other operating leases are as follows:

                                                     CLEVELAND
                                                    HEADQUARTERS   ALL OTHER    TOTAL
                                                    ------------   ---------   -------
                                                          (DOLLARS IN THOUSANDS)
2004..............................................    $ 1,804       $1,068     $ 2,872
2005..............................................      1,845          702       2,547
2006..............................................      1,893          295       2,188
2007..............................................      1,960          108       2,068
2008..............................................      1,958            5       1,963
Thereafter........................................     15,428           --      15,428
                                                      -------       ------     -------
Total future minimum rent payments................    $24,888       $2,178     $27,066
                                                      =======       ======     =======

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

G.  DEFERRED ACQUISITION COSTS

     Unamortized deferred policy acquisition costs are summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year.........................  $ 74,891   $ 68,934   $ 53,225
Current year's costs deferred........................    14,373     27,791     42,007
                                                       --------   --------   --------
                                                         89,264     96,725     95,232
Amortization for the year............................   (18,383)   (22,120)   (19,730)
Adjustment for the change in net unrealized gains and
  losses on available-for-sale securities............    (1,272)       286       (700)
Write-off of deferred acquisition costs related to
  United Benefit Life and Provident American Life
  (1)................................................        --         --     (5,868)
                                                       --------   --------   --------
Balance at end of year...............................  $ 69,609   $ 74,891   $ 68,934
                                                       ========   ========   ========

---------------

(1) See Note O. Special Charges for further information.

H.  VALUE OF BUSINESS ACQUIRED

     The value of business acquired is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year............................  $16,084   $17,910   $18,469
Amortization............................................     (862)   (1,275)   (1,262)
Adjustments to expense reserve..........................   (1,082)     (551)      703
Adjustment for the change in net unrealized gains and
  losses on available-for-sale securities...............   (1,106)       --        --
                                                          -------   -------   -------
Balance at end of year..................................  $13,034   $16,084   $17,910
                                                          =======   =======   =======

     The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

                                                               AMORTIZATION
                                                               ------------
2004........................................................      $1,987
2005........................................................       2,010
2006........................................................       2,131
2007........................................................       1,903
2008........................................................       1,931

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

I.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2003, goodwill was $10.7 million, all of which related to the Senior and Other segment, and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of other legal rights or because the assets are capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2003, our other intangible assets consisted of $3.4 million in licenses, which represented 0.4% of our total assets.

     Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) issued by the FASB, which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS 142, we completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill was required. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.

     In 2001, goodwill and licenses amortization was $0.7 million ($0.4 million on an after-tax basis, or $0.02 per diluted shared).

     The following table reflects the consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of fiscal 2001:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net income (loss), as reported...........................  $22,948   $(2,401)  $2,332
Goodwill and licenses amortization, net of tax...........       --        --      437
                                                           -------   -------   ------
  PRO FORMA NET INCOME (LOSS)............................  $22,948   $(2,401)  $2,769
                                                           =======   =======   ======
Net income (loss) attributable to common stockholders, as
  reported...............................................  $22,948   $(2,401)  $5,159
Goodwill and licenses amortization, net of tax...........       --        --      437
                                                           -------   -------   ------
  PRO FORMA NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS........................................  $22,948   $(2,401)  $5,596
                                                           =======   =======   ======
Basic earnings (loss) per share, as reported.............  $  0.67   $ (0.07)  $ 0.29
Goodwill and licenses amortization, net of tax...........       --        --     0.02
                                                           -------   -------   ------
  PRO FORMA BASIC EARNINGS (LOSS) PER SHARE..............  $  0.67   $ (0.07)  $ 0.31
                                                           =======   =======   ======
Diluted earnings (loss) per share, as reported...........  $  0.67   $ (0.07)  $ 0.29
Goodwill and licenses amortization, net of tax...........       --        --     0.02
                                                           -------   -------   ------
  PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE............  $  0.67   $ (0.07)  $ 0.31
                                                           =======   =======   ======

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The changes in the carrying amount of licenses for the year ended December 31, 2003, were as follows:

                                                  MEDICAL    SENIOR AND      TOTAL
                                                  SEGMENT   OTHER SEGMENT   LICENSES
                                                  -------   -------------   --------
                                                        (DOLLARS IN THOUSANDS)
BALANCE AS OF JANUARY 1, 2003...................   $ 749       $2,837        $3,586
Adjustment due to the cancellation of business
  in unprofitable states........................    (146)          --          (146)
                                                   -----       ------        ------
BALANCE AS OF DECEMBER 31, 2003.................   $ 603       $2,837        $3,440
                                                   =====       ======        ======

J.  FEDERAL INCOME TAXES

     The Company files a consolidated federal income tax return with its subsidiaries, except for Continental General, which is required to file a separate return through fiscal year 2003.

     Federal income tax expense (benefit) from continuing operations was composed of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2003      2002      2001
                                                           -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Current..................................................  $ 7,642   $(5,894)  $  (300)
Deferred.................................................     (995)    7,237    (1,510)
                                                           -------   -------   -------
  Total..................................................  $ 6,647   $ 1,343   $(1,810)
                                                           =======   =======   =======

     Income tax expense (benefit) are recorded in various places in our consolidated financial statements. A summary of the amounts and places are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS
Continuing operations...................................  $ 6,647   $ 1,343   $(1,810)
Discontinued operations.................................    3,144     3,194     4,513
                                                          -------   -------   -------
  Total income tax expense included in the consolidated
     statements of operations...........................    9,791     4,537     2,703
                                                          -------   -------   -------
STATEMENTS OF STOCKHOLDERS' EQUITY
Expense (benefit) related to the change in unrealized
  gain or loss on securities............................   (1,124)    5,985      (208)
Expense on realized gains due to the sale of Pyramid
  Life..................................................    2,016        --        --
                                                          -------   -------   -------
  Total income tax expense (benefit) included in the
     consolidated statements of stockholders' equity....      892     5,985      (208)
                                                          -------   -------   -------
  Total income tax expense included in the consolidated
     financial statements...............................  $10,683   $10,522   $ 2,495
                                                          =======   =======   =======

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Income tax expense (benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002     2001
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Expected tax expense (benefit) at 35%....................  $ 9,112   $1,194   $(2,588)
Tax exempt interest......................................      (30)     (30)       (8)
Reduction in valuation allowance.........................   (2,691)      --        --
Meals and entertainment..................................      140      165       365
Non deductible goodwill..................................       --       --       264
Non deductible expenses..................................       91      103        10
Other....................................................       25      (89)      147
                                                           -------   ------   -------
                                                           $ 6,647   $1,343   $(1,810)
                                                           =======   ======   =======

     The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) through 1999. Currently, there are no tax years being examined by the IRS.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               2003           2002
                                                              -------        -------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax liabilities
  Value of business acquired................................  $ 5,219        $ 5,629
  Deferred acquisition costs................................    8,711         12,699
  Unrealized gain adjustment................................    3,865          5,045
  Deferred and uncollected premium..........................    1,096            196
  Other.....................................................    2,731          3,783
                                                              -------        -------
                                                               21,622         27,352
                                                              -------        -------
Deferred tax assets
  Reinsurance transactions..................................    4,031          3,863
  Deferred gain on Cleveland headquarters...................    2,170          2,323
  Severance pay.............................................       --            139
  Alternative minimum tax...................................       --            332
  Reserves..................................................    4,456          5,396
  Net operating loss carryfoward............................    4,950          7,598
  Advance premium...........................................       31            685
  Other.....................................................    1,362          3,658
                                                              -------        -------
                                                               17,000         23,994
Valuation allowance.........................................    4,950          8,388
                                                              -------        -------
Net deferred tax liabilities................................  $ 9,572        $11,746
                                                              =======        =======

     At December 31, 2003, the Company had a tax net operating loss carryforward, or NOL, of approximately $14.1 million for federal income tax purposes, which expires through 2021. Future changes in

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an "ownership change" as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $14.1 million, is subject to certain restrictions, including an annual limitation of approximately $5.4 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.

     The Company determines a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. In assessing the valuation allowance established at December 31, 2003 and 2002, estimates were made as to the potential financial impact on the Company of recent NOLs and our financial condition.

     In accordance with federal tax law, a portion of insurance companies' net income, prior to 1984, is not subject to federal income taxes (within certain limitations) until it is distributed to policyholders, at which time it is taxed at regular corporate rates. For federal income tax purposes this untaxed income is accumulated in a memorandum account designated "policyholders' surplus." At December 31, 2003, the accumulated untaxed policyholders' surplus for the Company, all of which relates to Central Reserve, was $2.9 million.

K.  LIABILITY FOR OTHER POLICY CLAIMS AND BENEFITS PAYABLE

     The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Gross balance at beginning of year...................  $147,938   $186,783   $164,746
Less: Reserves ceded.................................    28,622     58,078     67,227
                                                       --------   --------   --------
Adjusted net beginning balance.......................   119,316    128,705     97,519
                                                       --------   --------   --------
Paid claims and claims adjustments expenses, net of
  reinsurance, for
  Current year.......................................   252,789    268,036    286,795
  Prior years........................................    91,655    136,693    114,140
                                                       --------   --------   --------
       Total paid....................................   344,444    404,729    400,935
                                                       --------   --------   --------
Incurred claims and claims adjustment expenses, net
  of reinsurance, for
  Current year.......................................   358,567    368,935    420,288
  Prior years........................................   (12,995)     8,394     17,011
                                                       --------   --------   --------
       Total incurred................................   345,572    377,329    437,299
                                                       --------   --------   --------
Net reserve balance at end of year...................   120,444    101,305    133,883
Plus: Reserves ceded at end of year..................    25,878     28,622     58,078
                                                       --------   --------   --------
Balance before reinsurance recoveries on paid
  claims.............................................   146,322    129,927    191,961
Plus: Increase (decrease) in reinsurance recoveries
  on paid claims.....................................   (17,085)    18,011     (5,178)
                                                       --------   --------   --------
Gross balance at end of year.........................  $129,237   $147,938   $186,783
                                                       ========   ========   ========

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The foregoing indicates that a $13.0 million redundancy in the 2002 reserves emerged in 2003 as a result of an improvement of medical claim trends primarily on fourth quarter 2002 incurred versus our original projected levels. In 2002, a $8.4 million deficiency in the 2001 reserves emerged as a result of higher than anticipated claims cost associated with a reduction in pending claims inventory in the Medical segment. In 2001, a $17.0 million deficiency in the 2000 reserves emerged as a result of higher utilization in the Medical segment related to increased costs of services, a greater utilization of medical services and greatly increased expenditures on prescription drugs.

L.  REINSURANCE ARRANGEMENTS

  CENTRAL RESERVE LIFE INSURANCE COMPANY

     In December 2000, Central Reserve entered into a reinsurance transaction with Lincoln National Reassurance Company, or Lincoln, for a ceding allowance of $4,000,000. The policies reinsured, on a combined coinsurance and modified coinsurance basis, were 80% of all group term life insurance and 35% of all individual deferred annuities in force on and after December 31, 2000. The ceding allowance is being accounted for as a deferred reinsurance gain in the accompanying audited consolidated financial statements and is being amortized into income based upon the emerging profit stream of the in force business.

     In December 1999, Central Reserve entered into a reinsurance transaction with Hannover for certain health insurance policies issued during the period from July 1, 1998 through June 30, 1999. As part of the coinsurance funds withheld transaction, Hannover paid Central Reserve on a quarterly basis, an experience refund, the amount of which was based upon the earnings derived from the business reinsured. Concurrent with this transaction, Hannover reinsured to Continental General on a stop loss basis 100% of any losses incurred for the business reinsured in excess of a pre-determined aggregate annualized loss ratio of 76.0% in 2000, 78.0% in 2001, and 80.0% in 2002. In exchange for coverage under the stop loss reinsurance, Hannover paid Continental General a stop loss premium on the business reinsured. The effects of the transaction, except the net risk charge to Hannover, was eliminated in consolidation. This reinsurance agreement was terminated effective December 31, 2002 by mutual consent of the parties.

     In December 1997, Central Reserve entered into a retroactive reinsurance treaty (the 1997 Treaty) with Hannover. The quota share treaty was effective January 1, 1997, and covered certain group accident and health policies in force and written during 1997. Under the provisions of the 1997 Treaty, Central Reserve ceded 50% of the premiums of the eligible policies, and in return received reimbursement for 50% of the claims paid, plus a commission and expense allowance. In connection with the 1997 Treaty, Central Reserve transferred $24.5 million of reserves to Hannover, and received an initial ceding allowance of $10.0 million, resulting in a net cash transfer of $14.5 million to Hannover. The initial ceding allowance was reported as a deferred reinsurance gain, and is being amortized into income over the duration of the underlying block of business.

  CONTINENTAL GENERAL LIFE INSURANCE COMPANY

     In December 2001, Continental General entered into a reinsurance transaction with London Life International Reinsurance Corporation, or London, for a 75% quota share of certain health policies issued after February 1, 1999. Under the provisions of the treaty, effective January 1, 2001, Continental General ceded 75% of the premiums of the eligible policies, and in return received reimbursement for 75% of the claims paid, plus a commission and expense allowance. If the combined loss ratio (defined as benefits plus expense allowances divided by premium) was less than 100%, an experience refund was paid from London to Continental General. The expense and profit charge was 200 basis points and 85 basis points of reinsurance premium for 2002 and 2001, respectively. Beginning January 1, 2002, London retroceded any losses on these policies in excess of a combined ratio of 110% to Central Reserve. In exchange for coverage on this business,

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Central Reserve received 100 basis points of reinsurance premium in 2002 from London. On June 2, 2002, these reinsurance agreements were terminated. The Company determined that this contract did not transfer risk in accordance with generally accepted accounting principles, and reflected this agreement as a deposit in 2002 and 2001.

     In February 1999, Continental General entered into a reinsurance agreement with Hannover, under which Hannover reinsured 50% of all insurance business in force at Continental General for a ceding allowance of $13.0 million. The ceding allowance is being accounted for as a deferred reinsurance gain in the accompanying audited consolidated financial statements and is being amortized into income over the duration of the underlying block of business. Various assets, primarily comprised of fixed income securities with a market value of $188.4 million, were transferred from Continental General to Hannover for the policy liabilities assumed by Hannover.

     Effective March 31, 2003, Continental General entered into a reinsurance agreement with Pyramid Life under which Continental General reinsured on a 100% coinsurance basis and, to the extent policyholders consent or are deemed to consent thereto, on an assumption reinsurance basis, certain interest sensitive whole-life policies. Cash of $12.1 million was transferred from Pyramid Life to Continental General for the policy liabilities assumed by Continental General.

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

  UNITED BENEFIT LIFE INSURANCE COMPANY

     Effective August 1, 1998, Central Reserve entered into a reinsurance treaty with United Benefit Life, a life and accident and health insurer in Texas. Under the terms of the treaty, Central Reserve agreed to assume 100% of United Benefit Life's block of business, until such time as profits earned by Central Reserve on the assumed block reached a contractual threshold, which approximated $20.0 million of pre-tax income. Central Reserve paid to United Benefit Life a $20.0 million ceding allowance in connection with this transaction.

     In connection with the United Benefit Life reinsurance treaty, Central Reserve ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central Reserve ceded 50% of the policies written by United Benefit Life subsequent to August 1, 1998 and reinsured by Central Reserve to Hannover. This treaty provided Central Reserve an initial ceding allowance of $20.0 million, which was being accounted for as a deferred reinsurance gain in the accompanying audited

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

consolidated financial statements, and was amortized into income over the duration of the underlying block of business. In 1999, Central Reserve acquired through foreclosure the stock of United Benefit Life.

     On December 31, 2002, United Benefit Life and Hannover entered into an agreement, which amended these reinsurance arrangements. For claims incurred June 30, 2002 and prior, Hannover continues to be responsible for its quota share percentage. For claims incurred July 1, 2002 and subsequent, Central Reserve retains 100% of the risk.

  OTHER

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

     The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2003       2002        2001
                                                     --------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
PREMIUMS, NET
  Direct...........................................  $571,393   $ 652,967   $ 739,190
  Assumed..........................................        --         122       7,432
  Ceded............................................   (93,067)   (112,953)   (191,100)
                                                     --------   ---------   ---------
     Total premiums, net...........................  $478,326   $ 540,136   $ 555,522
                                                     ========   =========   =========
BENEFITS, CLAIMS, LOSSES AND SETTLEMENT EXPENSES,
  NET
Benefits, claims, losses, and settlement
  expenses.........................................  $416,506   $ 498,130   $ 600,529
Reinsurance recoveries.............................   (62,766)    (77,106)   (156,686)
                                                     --------   ---------   ---------
     Total benefits, claims, losses and settlement
       expenses....................................  $353,740   $ 421,024   $ 443,843
                                                     ========   =========   =========
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
  Commissions......................................  $ 72,502   $  97,655   $ 117,572
  Salaries and benefits............................    34,443      37,443      40,951
  Taxes, licenses, and fees........................    15,934      17,258      19,764
  Other operating expenses.........................    35,641      36,671      38,149
  Administrative and IS services...................     6,974       9,874      20,463
  Reinsurance expenses.............................        --         457       1,728
  Reinsurance allowances...........................   (18,660)    (24,126)    (41,619)
                                                     --------   ---------   ---------
     Total selling, general and administrative
       expenses....................................  $146,834   $ 175,232   $ 197,008
                                                     ========   =========   =========

     The insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

business. The above table does not include the amortization of initial ceding allowances received from reinsurers. Amortization of deferred reinsurance gain for the years ended December 31, 2003, 2002 and 2001 was $1.7 million, $2.8 million, and $5.0 million, respectively.

M.  CONTINGENCIES AND COMMITMENTS

     We are involved in various legal and regulatory actions occurring in the normal course of business. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty the outcome of lawsuits against the Company or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

N.  DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2003           2002
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Bank credit facility........................................  $13,000        $25,003
                                                              -------        -------
                                                              $13,000        $25,003
                                                              =======        =======

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank), as Administrative Agent. Under the agreement, we borrowed $40.0 million under a tranche A term loan and secured a $10.0 million revolver. The credit agreement was amended on July 25, 2000 to increase the revolver from $10.0 million to $15.0 million in connection with the acquisition of Pyramid Life. On March 30, 2001, the credit agreement was amended to enter into a $10.0 million term loan with The CIT Group/Equipment Financing, Inc. The proceeds of this term loan, the tranche B term loan, were used to permanently pay down $10.0 million of our then fully-drawn $15.0 million revolver agreement. On February 17, 2002, the balance of the revolver was permanently repaid from the proceeds of our December 2001 public offering. On March 31, 2003, the credit agreement was amended in connection with the sale of Pyramid Life and required sale proceeds of $10.0 million to be used to partially pay down bank debt. After this payment and along with normally scheduled principal payments, the balance of the term loans at December 23, 2003 was $11.4 million.

     On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay off the existing term loan balance under the Chase agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay off of the Chase agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% will be amortized over the lives of the new term loans.

     The new credit facility consists of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $312,500 through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At December 31, 2003, the interest rate on our term loan A balance of $4.0 million was 4.41% per annum and our $9.0 million term loan B was 5.16% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At December 31, 2003, we were in compliance with these covenants.

     We do not have transactions or relationships with variable interest entities, and we do not have any off balance sheet financing other than normal operating leases.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business continues to decline, fee income will decline. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2003, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

O.  SPECIAL CHARGES

  2002

     On April 15, 2002, Peter W. Nauert announced his retirement from his position as our Chief Executive Officer effective June 1, 2002. He remained as Chairman of the Board of Directors until May 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

  2001

     We reported special charges of $7.1 million in the first quarter of 2001 related to:

     - the elimination of $5.9 million deferred acquisition cost (DAC) asset on all products of United Benefit Life and Provident American Life; and

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     - a $1.2 million loss on United Benefit Life.

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

     As a result of the termination of the business in these subsidiaries, these blocks had a $2.5 million pre-tax loss in 2002 compared to a $17.9 million pre-tax loss in 2001 including special charges and legal expenses.

P.  STOCK PLANS

  STOCK OPTION PLANS

     In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. The Company terminated this plan in December 2000. At December 31, 2003, there were options outstanding under the plan to purchase 215,000 shares.

     In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, the Company granted common stock options to certain key employees. In 1999 through 2003, the Company granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. In general, such grants vest over three years and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. There are 2,000,000 shares of our common stock reserved for issuance under this plan. At December 31, 2003, there were options outstanding under the plan to purchase 1,131,561 shares.

     In 1998 and 1999, pursuant to various individual employment agreements, the Company granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years. At December 31, 2003, there were options outstanding under the plan to purchase 315,000 shares.

     In 1999, pursuant to the 1999 Special Agents' Stock Option Plan, the Company granted 78,706 common stock options to certain Regional Sales Directors and Managing General Agents. Each grant vested immediately and expires ten years from the date of grant. The Company terminated this plan at the end of 2000. At December 31, 2003, there were options outstanding under the plan to purchase 78,706 shares.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     A summary of the Company's stock option activity is presented below:

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                        2003                    2002                   2001
                                ---------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                 OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year........................   2,620,334    $7.00     2,878,632    $7.12     2,130,890    $7.45
Options granted, with exercise
  prices:
  Greater than fair value at
     grant date...............     100,000     1.95        40,000     6.25       633,333     6.73
  Equal to fair value at grant
     date.....................     107,500     3.13       140,000     4.11       275,000     5.19
  Less than fair value at
     grant date...............       5,000     4.10            --       --            --       --
Forfeited.....................  (1,092,567)    7.38      (438,298)    6.78      (160,591)    6.76
                                ----------              ---------              ---------
Outstanding at end of year....   1,740,267     6.22     2,620,334     7.00     2,878,632     7.12
                                ==========              =========              =========
Exercisable at end of year....   1,370,267     6.83     1,927,834     7.29     1,128,653     7.52
                                ==========              =========              =========
Shares available for future
  grants......................     868,439
                                ==========

     Exercise prices for options outstanding at December 31, 2003 ranged from $1.95 to $9.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years. A summary of the options by range of exercise price is as follows:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -------------------------------------   -------------------------------------
RANGE OF EXERCISE      NUMBER OUTSTANDING   WEIGHTED AVERAGE   NUMBER EXERCISABLE   WEIGHTED AVERAGE
PRICE                  DECEMBER 31, 2003     EXERCISE PRICE    DECEMBER 31, 2003     EXERCISE PRICE
-----------------      ------------------   ----------------   ------------------   ----------------
$1.95 to $3.99.......        287,500             $2.92                37,500             $2.48
$4.00 to $4.99.......         60,000              4.40                60,000              4.40
$5.00 to $5.99.......        183,706              5.78               183,706              5.79
$6.00 to $6.99.......        619,000              6.39               499,000              6.49
$7.00 to $7.99.......        169,061              7.15               169,061              7.15
$8.00 to $9.50.......        421,000              8.29               421,000              8.29
                           ---------                               ---------
                           1,740,267              6.22             1,370,267              6.83
                           =========                               =========

  WARRANTS

     The Company also had outstanding at December 31, 2003, 3,657,743 warrants at $5.41, expiring in 2005, and 25,000 warrants at $5.27, expiring in 2008.

  STOCK PURCHASE PLAN

     Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a 15% discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

than for death, disability or retirement. Six-month offerings are made available beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of the stock's fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. As of December 31, 2003 and 2002, 35,183 and 63,954 shares, respectively, had been issued under the employee plan.

  AGENT STOCK PURCHASE PLAN

     We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent stock purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2003 and 2002, 75,828 and 164,164 shares, respectively, had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased unless sooner terminated by the Board of Directors.

  STOCK AWARD

     Also, pursuant to employment contracts, the Company provided an award of common shares to Peter W. Nauert. The number of shares awarded was contingent upon the weighted average fair value of the common shares over specified periods, but was based on a stock award equal to $1.0 million per year through July 1, 2001 and $0.5 million per year through May 31, 2002, which was revised from July 1, 2003 due to his retirement as Chief Executive Officer. For the year ended December 31, 2002, 88,661 shares were awarded. The Company recognized stock compensation expense related to these awards of $0.2 million and $0.9 million in 2002 and 2001, respectively.

  STOCK-BASED COMPENSATION

     As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.

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

     Significant underlying assumptions made are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                             2003      2002      2001
                                                            -------   -------   -------
Risk-free rate of return..................................     3.22%     2.73%     4.33%
Dividend yield............................................        0%        0%        0%
Volatility factor.........................................    0.465     0.433     0.275
Expected life of award....................................  5 YEARS   5 years   5 years

     Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.48, $1.39, and $1.18 per share for 2003, 2002 and 2001, respectively. The pro forma impact on net

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

income and net income per share for the year ended December 31, 2003 would be to increase net income by $0.9 million or $0.02 per share. The positive pro forma impact on net income and net income per share in 2003, was due to the forfeiture of options resulting from employee terminations. The pro forma impact for the years ended December 31, 2002 and 2001 would be to decrease net income by $0.4 million and $0.8 million, respectively, and to decrease net income per share by $0.01 and $0.05, respectively.

Q.  PREFERRED SHARES

     The Company has authorized 1,900,000 Non-Voting Preferred Shares, $.001 par value. The Company has never issued any Non-Voting Preferred Shares. However, the Board of Directors is authorized at any time to provide for the issuance of, such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. However, our credit agreement prohibits the payment of dividends on preferred stock. Holders of non-voting preferred shares shall have no voting rights except as required by law.

     The Company has authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which none are outstanding at December 31, 2003. On December 27, 2001, the Company repurchased its convertible voting preferred stock for $5.0 million from the proceeds of the public offering. The carrying value of the convertible voting preferred stock was $8.2 million and the related dividends distributable was $0.4 million. The resulting gain from repurchase of the convertible voting preferred stock was $3.6 million. The gain was recorded in retained earnings and was reflected as a component of net income attributable to common stockholders. For more information regarding our convertible voting preferred stock, see Note B. Equity Transactions.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

R.  STATUTORY FINANCIAL INFORMATION

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

     Statutory accounting practices prescribed or permitted by regulatory authorities for Ceres' insurance subsidiaries differ from generally accepted accounting principles. Shareholders' equity and net income, unaudited, as determined in accordance with statutory accounting practices, for Ceres and its subsidiaries are summarized as follows:

                                                                     STATUTORY CAPITAL
                                      STATUTORY NET GAIN (LOSS)         AND SURPLUS
                                       YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                    ------------------------------   -----------------
                                     2003       2002       2001       2003      2002
                                    -------   --------   ---------   -------   -------
                                                        UNAUDITED
                                                  (DOLLARS IN THOUSANDS)
Central Reserve(1)................  $ 8,160   $  6,767   $(17,968)   $40,961   $30,584
Provident American Life(1)........    2,210     (1,329)    (5,085)     5,434     3,215
Continental General(2)............   34,723    (13,684)    (6,411)    59,506    33,755
United Benefit Life(1)............     (244)      (187)    (2,391)     3,145     3,378
Pyramid Life(3)...................      741       (105)     1,008         --    22,299

---------------

(1) Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life. Central Reserve's statutory net gain
    (loss) for the year ended December 31, 2003 includes the losses of United Benefit Life. For the years ended December 31, 2002 and 2001, the losses of Provident American Life and United Benefit Life are included in Central Reserve's statutory net gain (loss).

(2) Statutory capital and surplus for Continental General includes Pyramid Life for the years ended December 31, 2002 and 2001, and an additional $21.0 million from the sale of Pyramid Life in 2003. Continental General's statutory net gain for the year ended December 31, 2003 includes $31.0 million from the sale of Pyramid Life.

(3) Pyramid Life's statutory net gain for the year ended December 31, 2003 includes statutory earnings through March 31, 2003. On March 31, 2003, we sold Pyramid Life to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. See Note E. Discontinued Operations for further information.

     Generally, the capital and surplus of Ceres' insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. However, payments of the amounts as dividends may be subject to approval by regulatory authorities. In 2003, none of our direct insurance subsidiaries (Central Reserve and Continental General) could pay a dividend to Ceres without the prior approval of their respective state insurance regulators as a result of their respective statutory levels of unassigned surplus at December 31, 2002. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

     The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Ceres and its

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that Ceres and its subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to statutory-basis capital and surplus of Ceres insurance subsidiaries was not significant.

     The NAIC also has risk-based capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. The Company calculated the risk-based capital for its insurance subsidiaries as of December 31, 2003 using the applicable RBC formula. Based on these calculations, the RBC levels of each of the insurance subsidiaries at December 31, 2003, exceeded the levels required by regulatory authorities.

S.  COMPREHENSIVE INCOME

     Comprehensive income is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003     2002       2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Net income (loss)........................................  $22,948   $(2,401)  $2,332
Other comprehensive income, net of tax:
  Unrealized (loss) gain on securities, net of tax
     expense (benefit) of $(292), $5,885 and $37,
     respectively(1).....................................     (540)   12,173    7,280
  Unrealized (loss) gain adjustment to deferred
     acquisition costs and value of business acquired,
     net of tax expense (benefit) of $(832), $100 and
     $(245)..............................................   (1,546)      186     (455)
  Realized gains due to the sale of Pyramid Life, net of
     tax of $2,016.......................................   (3,744)       --       --
                                                           -------   -------   ------
     Comprehensive income................................  $17,118   $ 9,958   $9,157
                                                           =======   =======   ======

---------------

(1) Net of reclassification adjustments for net gains (losses) included in net income, net of tax expense, of $1,229, $1,470 and $1,472 for 2003, 2002 and 2001, respectively.

T.  COMPUTATION OF NET INCOME PER COMMON SHARE

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

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     In 2001, the diluted earnings per share calculation was adjusted for a one time net gain on repurchase of the convertible voting preferred stock. Basic and diluted weighted average shares of common stock are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Weighted average shares:
  BASIC..........................................  34,311,152   34,019,063   17,751,919
  Stock awards and incremental shares from
     assumed exercise of stock options...........      36,028           --       38,226
                                                   ----------   ----------   ----------
  DILUTED........................................  34,347,180   34,019,063   17,790,145
                                                   ==========   ==========   ==========

U.  EMPLOYEE BENEFIT PLAN

     The Company sponsors the Ceres Group, Inc. 401(k) Plan, a defined contribution 401(k) savings plan (the Plan). Effective January 1, 2001, the Plan was amended to increase the employer match (Company Match Contribution) to 50% of the participant's contributions subject to a maximum of 6% of the participant's salary.

     Effective June 1, 2002, the Plan was amended so that participants can elect to make pre-tax contributions from 1% to 25% of their compensation and after-tax contributions were no longer permitted. In addition to the Company Match Contribution, Ceres will match 100% of each participant's contributions (Stock Match Contribution) to the Ceres Group, Inc. Stock Fund, up to a maximum of $1,000 per year provided the participant agrees that the pre-tax contributions will not be transferred out of the fund for a minimum of one year.

     In addition, Ceres may contribute a Profit Sharing Contribution to the Plan, as determined by the Board of Directors. All eligible, active employees who have worked over 1,000 hours during the plan year and who are employed on the last day of the plan year share in this contribution. Participants who leave employment during the plan year due to retirement, death or disability will also share in the contribution. There were no Profit Sharing Contributions made for the 2003, 2002 and 2001 plan years, respectively.

     A participant's interest in the Company Match Contribution, Stock Match Contribution and Profit Sharing Contribution allocated to the participant's account becomes vested over a five-year graded vesting schedule with 100% vesting over five years. Total matching contributions by the Company were approximately $504,000 for 2003, $642,000 for 2002, and $768,000 for 2001.

V.  OPERATING SEGMENTS

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

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
MEDICAL
  Revenues
     Net premiums....................................  $305,441   $370,029   $402,214
     Net investment income...........................     5,598      7,317      9,634
     Net realized gains..............................       550      1,194      2,010
     Other income....................................    21,680     30,481     37,772
                                                       --------   --------   --------
                                                        333,269    409,021    451,630
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   226,249    291,789    328,803
     Other operating expenses........................    98,163    123,183    129,382
     Special charges.................................        --         --      7,097
                                                       --------   --------   --------
                                                        324,412    414,972    465,282
                                                       --------   --------   --------
  Segment profit (loss) before federal income taxes,
     minority interest, and preferred stock
     transactions....................................  $  8,857   $ (5,951)  $(13,652)
                                                       ========   ========   ========
SENIOR AND OTHER
  Revenues
     Net premiums....................................  $172,885   $170,107   $153,308
     Net investment income...........................    19,487     16,932     15,210
     Net realized gains..............................       905        634         75
     Other income....................................     7,188      3,067      3,341
                                                       --------   --------   --------
                                                        200,465    190,740    171,934
                                                       --------   --------   --------
  Expenses
     Benefits and claims.............................   127,491    129,235    115,040
     Other operating expenses........................    53,058     46,637     43,316
                                                       --------   --------   --------
                                                        180,549    175,872    158,356
                                                       --------   --------   --------
  Segment profit before federal income taxes,
     minority interest, and preferred stock
     transactions....................................  $ 19,916   $ 14,868   $ 13,578
                                                       ========   ========   ========

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
CORPORATE AND OTHER
  Revenues
     Net investment income...........................  $      5   $      9   $    443
     Net realized gains..............................       436        434        180
     Other income....................................         7         --         --
                                                       --------   --------   --------
                                                            448        443        623
                                                       --------   --------   --------
  Expenses
     Interest expense and financing costs............     1,620      2,001      4,679
     Other operating expenses........................     1,566      1,567      3,264
     Special charge..................................        --      2,381         --
                                                       --------   --------   --------
                                                          3,186      5,949      7,943
                                                       --------   --------   --------
  Segment loss before federal income taxes, minority
     interest, and preferred stock transactions......  $ (2,738)  $ (5,506)  $ (7,320)
                                                       ========   ========   ========
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  FEDERAL INCOME TAXES, MINORITY INTEREST, AND
  PREFERRED STOCK TRANSACTIONS.......................  $ 26,035   $  3,411   $ (7,394)
                                                       ========   ========   ========

W.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     CASH, CASH EQUIVALENTS, ACCRUED INVESTMENT INCOME, PREMIUMS RECEIVABLE, SURPLUS NOTES, MORTGAGE LOANS AND POLICY NOTES -- The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     ANNUITY CONTRACTS -- The fair value for the annuity reserves included in the liability for future policy benefits, losses, and claims is the amount payable on demand.

     OTHER POLICYHOLDERS' FUNDS -- The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.

     DEBT -- The carrying amounts reported in the consolidated balance sheets for the long-term debt approximates their fair value.

     Carrying amounts and estimated fair values of financial instruments at December 31, 2003 and 2002, are summarized as follows:

                                                         DECEMBER 31,
                                         ---------------------------------------------
                                                 2003                    2002
                                         ---------------------   ---------------------
                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                         --------   ----------   --------   ----------
                                                    (DOLLARS IN THOUSANDS)
ASSETS
Investments
  Fixed maturities available for
     sale..............................  $479,089    $479,089    $388,057    $388,057
  Surplus notes........................     1,006       1,006       5,151       5,151
  Policy notes.........................     4,137       4,137       3,843       3,843
  Mortgage loans.......................        48          48          52          52
Cash and cash equivalents..............    26,394      26,394      32,118      32,118
Premiums receivable....................     4,443       4,443       4,810       4,810
Accrued investment income..............     5,658       5,658       5,236       5,236
LIABILITIES
Annuity reserves.......................   156,626     154,061     160,388     156,218
Other policyholders' funds.............    20,821      20,821      23,610      23,610
Debt...................................    13,000      13,000      25,003      25,003

X.  CONCENTRATIONS OF CREDIT RISK

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

     Substantially all of the Company's reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2003, Hannover has an "A" rating from the A.M. Best Company. The Company performs periodic evaluations of this reinsurer's credit standing.

                        DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Y.  QUARTERLY RESULTS OF OPERATIONS -- (UNAUDITED)

     The following is a summary of quarterly results of operations for the years ended December 31, 2003 and 2002. All prior quarters have been reclassified to reflect the sale of Pyramid Life:

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS,
                                                             EXCEPT PER SHARE AMOUNTS)
2003
  Revenues.........................................  $141,083   $136,281   $129,917   $126,901
  Benefits, claims, losses and settlement
     expenses......................................    96,306     89,403     85,527     82,504
  Selling, general and administrative and other
     expenses......................................    38,180     37,228     35,663     35,763
  Income from continuing operations................     3,757      6,951      4,200      4,457
  Discontinued operations:
     Income from operations of Pyramid Life, net of
       tax.........................................     5,732         --         --         --
     Loss on sale of Pyramid Life, net of tax......    (2,110)       (39)        --         --
  Income (loss) from discontinued operations.......     3,622        (39)        --         --
  Net income.......................................     7,379      6,912      4,200      4,457
  Net income attributable to common stockholders...     7,379      6,912      4,200      4,457
  Basic earnings per share:
     Continuing operations.........................      0.11       0.20       0.12       0.13
     Discontinued operations.......................      0.11         --         --         --
     Net income....................................      0.22       0.20       0.12       0.13
  Diluted earnings per share:
     Continuing operations.........................      0.11       0.20       0.12       0.13
     Discontinued operations.......................      0.11         --         --         --
     Net income....................................      0.22       0.20       0.12       0.13
2002
  Revenues.........................................  $153,127   $149,683   $148,474   $148,920
  Benefits, claims, losses and settlement
     expenses......................................   107,662    113,203     97,478    102,681
  Selling, general and administrative and other
     expenses......................................    45,369     46,006     42,106     41,751
  Special charges..................................     2,381         --         --         --
  Income (loss) from continuing operations.........     1,011     (5,440)     4,219      2,327
  Discontinued operations:
     Income from operations of Pyramid Life, net of
       tax.........................................       517      1,649      3,078      1,865
     Loss on sale of Pyramid Life, net of tax......        --         --         --    (11,627)
  Income (loss) from discontinued operations.......       517      1,649      3,078     (9,762)
  Net income (loss)................................     1,528     (3,791)     7,297     (7,435)
  Net income (loss) attributable to common
     stockholders..................................     1,528     (3,791)     7,297     (7,435)
  Basic earnings (loss) per share:
     Continuing operations.........................      0.03      (0.16)      0.12       0.07
     Discontinued operations.......................      0.02       0.05       0.09      (0.29)
     Net income....................................      0.05      (0.11)      0.21      (0.22)
  Diluted earnings (loss) per share:
     Continuing operations.........................      0.03      (0.16)      0.12       0.07
     Discontinued operations.......................      0.02       0.05       0.09      (0.29)
     Net income....................................      0.05      (0.11)      0.21      (0.22)

SCHEDULE II

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2003       2002
                                                              --------   --------
ASSETS
Investment in subsidiaries(1)...............................  $204,495   $199,774
Cash and cash equivalents...................................     1,480        138
Property and equipment, net.................................        --        272
Due from non-regulated subsidiaries(1)......................     2,559        708
Other assets................................................     7,964      9,665
                                                              --------   --------
       Total assets.........................................  $216,498   $210,557
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Debt......................................................  $ 13,000   $ 25,003
  Due to non-regulated subsidiaries(1)......................    11,625     10,192
  Other liabilities.........................................     6,734      7,838
                                                              --------   --------
     Total liabilities......................................    31,359     43,033
                                                              --------   --------
Stockholders' equity
  Non-voting preferred stock................................        --         --
  Convertible voting preferred stock........................        --         --
  Common stock..............................................        34         34
  Additional paid-in capital................................   133,549    133,052
  Retained earnings.........................................    44,378     21,430
  Accumulated other comprehensive income....................     7,178     13,008
                                                              --------   --------
     Total stockholders' equity.............................   185,139    167,524
                                                              --------   --------
       Total liabilities and stockholders' equity...........  $216,498   $210,557
                                                              ========   ========

---------------

(1) Eliminated in consolidation.

                See accompanying independent auditors' reports.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                               2003      2002      2001
                                                              -------   -------   -------
REVENUES
Dividend income(1)..........................................  $ 5,200   $ 6,300   $11,200
Rental income(2)............................................    1,751     1,736     1,406
Net realized gains..........................................      436       434       180
Net investment income.......................................        5         9        26
Fee and other income........................................        7        --        --
                                                              -------   -------   -------
                                                                7,399     8,479    12,812

EXPENSES
Selling, general and administrative expenses................    5,082     5,580     8,097
                                                              -------   -------   -------
Income before income tax benefit and equity in undistributed
  income (loss) of subsidiaries.............................    2,317     2,899     4,715
Income tax benefit..........................................   (1,008)   (1,186)   (2,270)
                                                              -------   -------   -------
Income before equity in undistributed income (loss) of
  subsidiaries..............................................    3,325     4,085     6,985
Equity in undistributed (loss) income of subsidiaries(3)....   19,623    (6,486)   (4,653)
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................   22,948    (2,401)    2,332
Gain on repurchase of preferred stock, net of dividends.....       --        --     2,827
                                                              -------   -------   -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $22,948   $(2,401)  $ 5,159
                                                              =======   =======   =======

---------------

(1) Represents dividend income from non-regulated subsidiaries, which is eliminated in consolidation.

(2) Eliminated in consolidation.

(3) Includes the parent company's equity of regulated and non-regulated subsidiaries, which is eliminated in consolidation.

                See accompanying independent auditors' reports.

                       CERES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CERES GROUP, INC. (PARENT ONLY)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                2003       2002       2001
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 22,948   $ (2,401)  $  2,332
Adjustments to reconcile net income (loss) to cash provided
  by (used in) operating activities:
  Equity in undistributed loss (income) of
     subsidiaries(1)........................................   (19,623)     6,486      4,653
  Depreciation..............................................       272        109        352
  Net realized gains........................................      (436)      (434)      (180)
  Decrease (increase) in other assets.......................     1,701     (4,940)    (1,612)
  Increase (decrease) in other liabilities..................      (668)    (1,160)    (5,067)
  Increase (decrease) in advances to/from non-regulated
     subsidiaries(1)........................................      (418)     1,463      1,685
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........     3,776       (877)     2,163
                                                              --------   --------   --------
INVESTING ACTIVITIES
  Capital contributions to regulated subsidiaries(1)........        --     (8,000)   (26,500)
  Capital contributions to non-regulated subsidiaries(1)....      (928)        --         --
  Special distribution from Continental General from the
     sale of Pyramid Life Insurance Company(1)..............    10,000         --         --
  Increase in investment in subsidiaries(1).................        --         --       (141)
  Proceeds from sale of Cleveland headquarters..............        --         --     15,586
  Purchase of property and equipment........................        --         --        (36)
                                                              --------   --------   --------
Net cash provided by (used) in investing activities.........     9,072     (8,000)   (11,091)
                                                              --------   --------   --------
FINANCING ACTIVITIES
  Increase in debt borrowings...............................    13,000         --     10,000
  Principal payments on debt................................   (25,003)    (5,997)   (28,000)
  Principal payments on mortgage note payable...............        --         --     (8,018)
  Proceeds from public equity offering......................        --         --     46,511
  Proceeds from issuance of common stock....................       497        991      2,624
  Repurchase of convertible voting preferred stock..........        --         --     (5,000)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   (11,506)    (5,006)    18,117
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................     1,342    (13,883)     9,189
Cash and cash equivalents at beginning of year..............       138     14,021      4,832
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  1,480   $    138   $ 14,021
                                                              ========   ========   ========

---------------

(1) Eliminated in consolidation.

                See accompanying independent auditors' reports.

SCHEDULE III

                       CERES GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                                    BENEFITS,
                                                 FUTURE POLICY              OTHER POLICY                             CLAIMS,
                                    DEFERRED       BENEFITS,                 CLAIMS AND                  NET       LOSSES AND
                                   ACQUISITION    LOSSES AND     UNEARNED     BENEFITS     PREMIUM    INVESTMENT   SETTLEMENT
                                      COSTS         CLAIMS       PREMIUMS     PAYABLE      REVENUE      INCOME      EXPENSES
                                   -----------   -------------   --------   ------------   --------   ----------   -----------
YEAR ENDED DECEMBER 31, 2003
  Medical........................    $37,293       $  7,605      $ 7,940      $ 68,276     $305,441    $ 5,598      $226,249
  Senior and Other...............     32,316        333,658       26,053        60,961     172,885      19,487       127,491
  Corporate and Other............         --             --           --            --          --           5            --
                                     -------       --------      -------      --------     --------    -------      --------
    Total........................    $69,609       $341,263      $33,993      $129,237     $478,326    $25,090      $353,740
                                     =======       ========      =======      ========     ========    =======      ========
YEAR ENDED DECEMBER 31, 2002
  Medical........................    $41,869       $  9,281      $10,535      $ 97,050     $370,029    $ 7,317      $291,789
  Senior and Other...............     33,022        318,104       26,145        50,888     170,107      16,932       129,235
  Corporate and Other............         --             --           --            --          --           9            --
                                     -------       --------      -------      --------     --------    -------      --------
    Total........................    $74,891       $327,385      $36,680      $147,938     $540,136    $24,258      $421,024
                                     =======       ========      =======      ========     ========    =======      ========
YEAR ENDED DECEMBER 31, 2001
  Medical........................    $39,202       $ 11,258      $10,591      $144,064     $402,214    $ 9,634      $328,803
  Senior and Other...............     29,732        331,499       26,477        42,719     153,308      15,210       115,040
  Corporate and Other............         --             --           --            --          --         443            --
                                     -------       --------      -------      --------     --------    -------      --------
    Total........................    $68,934       $342,757      $37,068      $186,783     $555,522    $25,287      $443,843
                                     =======       ========      =======      ========     ========    =======      ========

                                   NET (DEFERRAL)
                                    AMORTIZATION
                                    AND CHANGE IN
                                     ACQUISITION
                                   COSTS AND VALUE     OTHER
                                     OF BUSINESS     OPERATING
                                      ACQUIRED       EXPENSES
                                   ---------------   ---------
YEAR ENDED DECEMBER 31, 2003
  Medical........................     $  4,751       $ 93,412
  Senior and Other...............        1,202         51,856
  Corporate and Other............           --          3,186
                                      --------       --------
    Total........................     $  5,953       $148,454
                                      ========       ========
YEAR ENDED DECEMBER 31, 2002
  Medical........................     $ (2,450)      $125,633
  Senior and Other...............       (1,395)        48,032
  Corporate and Other............           --          5,949
                                      --------       --------
    Total........................     $ (3,845)      $179,614
                                      ========       ========
YEAR ENDED DECEMBER 31, 2001
  Medical........................     $(11,687)      $148,166
  Senior and Other...............      (10,031)        53,347
  Corporate and Other............           --          7,943
                                      --------       --------
    Total........................     $(21,718)      $209,456
                                      ========       ========

                See accompanying independent auditors' reports.

SCHEDULE IV

                       CERES GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                        PERCENTAGE
                                                                                            OF
                                                  CEDED TO     ASSUMED                    AMOUNT
                                      GROSS        OTHER      FROM OTHER      NET       ASSUMED TO
                                      AMOUNT     COMPANIES    COMPANIES      AMOUNT        NET
                                    ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2003
Life insurance in force...........  $3,076,949   $1,390,950    $    --     $1,685,999      N/M
                                    ==========   ==========    =======     ==========
Premiums
  Life insurance..................  $   24,530   $   6,726     $    --     $   17,804      N/M
  Accident and health insurance...     546,863      86,341          --        460,522      N/M
                                    ----------   ----------    -------     ----------
                                    $  571,393   $  93,067     $    --     $  478,326      N/M
                                    ==========   ==========    =======     ==========
YEAR ENDED DECEMBER 31, 2002
Life insurance in force...........  $3,296,906   $1,603,135    $    --     $1,693,771      N/M
                                    ==========   ==========    =======     ==========
Premiums
  Life insurance..................  $   18,742   $   8,301     $   135     $   10,576      1.3%
  Accident and health insurance...     634,225     104,652         (13)       529,560      N/M
                                    ----------   ----------    -------     ----------
                                    $  652,967   $ 112,953     $   122     $  540,136      N/M
                                    ==========   ==========    =======     ==========
YEAR ENDED DECEMBER 31, 2001
Life insurance in force...........  $3,913,107   $2,077,299    $40,670     $1,876,478      2.2%
                                    ==========   ==========    =======     ==========
Premiums
  Life insurance..................  $   19,268   $  10,543     $   570     $    9,295      6.1%
  Accident and health insurance...     719,922     180,557       6,862        546,227      1.3%
                                    ----------   ----------    -------     ----------
                                    $  739,190   $ 191,100     $ 7,432     $  555,522      1.3%
                                    ==========   ==========    =======     ==========

---------------

N/M = not meaningful

                See accompanying independent auditors' reports.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in reports on Form 8-K filed on July 1, 2003, August 20, 2003 and September 15, 2003.

ITEM 9A.   CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

     CHANGES IN INTERNAL CONTROL. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 regarding directors and executive officers is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on May 19, 2004. We expect to file the Proxy Statement on or about April 1, 2004.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, which information is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on May 19, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  EQUITY COMPENSATION PLAN INFORMATION

     As of December 31, 2003, the following table presents information regarding all of the Company's option plans or awards with respect to Equity Compensation Plans approved by our stockholders:

                                                                               NUMBER OF SHARES OF
                                     NUMBER OF SHARES OF                        OUR COMMON STOCK
                                      OUR COMMON STOCK     WEIGHTED-AVERAGE    REMAINING AVAILABLE
                                      TO BE ISSUED UPON    EXERCISE PRICE OF   FOR FUTURE ISSUANCE
                                         EXERCISE OF          OUTSTANDING          UNDER EACH
             PLAN NAME               OUTSTANDING OPTIONS        OPTIONS            PLAN/AWARD
             ---------               -------------------   -----------------   -------------------
1998 Key Employee Share Incentive
  Plan.............................   1,131,561 shares           $5.69           868,439 shares
                                           -----------                              -----------
  Total............................   1,131,561 shares                           868,439 shares
                                           -----------                              -----------
                                           -----------                              -----------

     As of December 31, 2003, the following table presents information regarding all of the Company's option plans or awards with respect to Equity Compensation Plans not previously approved by our stockholders:

                                 NUMBER OF SHARES OF                         NUMBER OF SHARES OF
                                  OUR COMMON STOCK     WEIGHTED-AVERAGE       OUR COMMON STOCK
                                  TO BE ISSUED UPON    EXERCISE PRICE OF   REMAINING AVAILABLE FOR
                                     EXERCISE OF          OUTSTANDING       FUTURE ISSUANCE UNDER
           PLAN NAME             OUTSTANDING OPTIONS        OPTIONS            EACH PLAN/AWARD
           ---------             -------------------   -----------------   -----------------------
1998 Employee Stock Option         215,000 shares            $7.98               -0- shares*
  Plan.........................
1999 Special Agents' Stock          78,706 shares             5.94               -0- shares*
  Option Plan..................
Employment Agreement for Val        75,000 shares             6.50               -0- shares
  Rajic (8/10/99)..............
Employment Agreement for           100,000 shares             6.50               -0- shares
  Charles E. Miller, Jr.
  (10/1/98)....................
Retainer Agreement for Billy B.    125,000 shares             7.50               -0- shares
  Hill, Jr. (7/3/98)...........
Andrew A. Boemi................     15,000 shares             8.25               -0- shares
                                      -----------                                ----------
  Total........................    608,706 shares                                -0- shares
                                      -----------                                ----------
                                      -----------                                ----------

---------------

* Plan terminated by Board of Directors and no future grants will be made. The outstanding grants under the plan were not affected by the termination.

     For additional information regarding our equity compensation plans, see Note P. Stock Plans in the accompanying audited consolidated financial statements in this Form 10-K.

     Additional information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our 2004 Annual Meeting of Stockholders to be held on May 19, 2004.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our 2004 annual meeting of stockholders to be held on May 19, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated by reference to our Proxy Statement in connection with our 2004 annual meeting of stockholders to be held on May 19, 2004.

                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Filed documents. The following documents are filed as part of this report:

     1. Financial Statements.

          Ceres Group, Inc. and Subsidiaries:  Audit Reports.

          Consolidated Balance Sheets -- December 31, 2003 and 2002.

          Consolidated Statements of Operations -- Years ended December 31, 2003, 2002 and 2001.

          Consolidated Statements of Stockholders' Equity -- Years ended
     December 31, 2003, 2002 and           2001.

          Consolidated Statements of Cash Flows -- Years ended December 31, 2003, 2002 and 2001.

          Notes to Audited Consolidated Financial Statements.

     2. Financial Statement Schedules.

          Ceres Group, Inc.:

          II. Condensed Financial Information of Registrant -- Ceres Group, Inc. (parent only).

          III. Supplementary Insurance Information.

          IV. Reinsurance.

     Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the audited consolidated financial statements or notes thereto.

(b) Reports on Form 8-K: Form 8-K report filed on November 6, 2003 relating to the announcement of third quarter earnings.

(c) Exhibits.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR               EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT      DATE      NUMBER
              --------                ---------------   -------   ---------   -------
Plan of acquisition, reorganization,
arrangement, liquidation, or
succession
     Amended and Restated Stock           0-8483          10-K    Mar. 1998      2.2
     Purchase
     Agreement, dated March 30,
     1998, by and among Strategic
     Partners, Insurance Partners,
     L.P., Insurance Partners
     Offshore (Bermuda), L.P., and
     Central Reserve.
     Merger Agreement and Plan of         0-8483           8-K    Dec. 1998      2.1
     Reorganization dated December
     8, 1998 between Central Reserve
     Life Corporation and Ceres
     Group, Inc.
     Stock Purchase Agreement dated       0-8483           8-K    Feb. 1999      2.2
     as of November 4, 1998 between
     The Western & Southern Life
     Insurance Company and Ceres
     Group, Inc.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR               EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT      DATE      NUMBER
              --------                ---------------   -------   ---------   -------
     Purchase Agreement dated             0-8483           8-K    Aug. 2000      2.1
     October 7, 1999, by and between
     United Insurance Company of
     America and Ceres Group, Inc.
     Amendment of Purchase Agreement      0-8483           8-K    Aug. 2000      2.2
     by and between United Insurance
     Company of America and Ceres
     Group, Inc. dated as of April
     17, 2000.
     Amendment No. 2 to Purchase          0-8483           8-K    Aug. 2000      2.3
     Agreement by and between United
     Insurance Company of America
     and Ceres Group, Inc. dated as
     of July 5, 2000.
     Purchase Agreement, dated            0-8483           8-K    Dec. 2002      2.4
     December 20, 2002, by and among
     Continental General Insurance
     Company, Ceres Group, Inc.,
     Pennsylvania Life Insurance
     Company, and Universal American
     Financial Corp.
Articles of Incorporation and
By-laws
     Certificate of Incorporation of      0-8483           8-K    Dec. 1998      3.1
     Ceres Group, Inc. as filed with
     Secretary of Delaware on
     October 22, 1998.
     Certificate of Amendment of the      0-8483           8-K    Aug. 2000      3.1
     Certificate of Incorporation of
     Ceres Group, Inc. dated July
     25, 2000.
     Amended and Restated Bylaws of       0-8483          10-Q    Aug. 2002      3.2
     Ceres Group, Inc.
Instruments defining the rights of
security holders, including
indentures
     Amended and Restated                 0-8483           8-K    Aug. 2000      4.1
     Registration Rights Agreement
     dated as of July 25, 2000
     between Ceres Group, Inc. (as
     successor-in-interest to
     Central Reserve Life
     Corporation) and the persons
     and entities set forth on the
     signature pages attached
     thereto.
     Form of Stockholders Agreement       0-8483           S-1    Apr. 2001      4.5
     between QQLink.com, Inc., Ceres
     Group, Inc. and the persons and
     entities listed on the
     signature pages thereto.
Material Contracts
     Reinsurance Agreement between        0-8483         10-K.    Mar. 1998    10.10
     Central Reserve Life Insurance
     Company and Hannover Life
     Reassurance Company of America
     (f/k/a Reassurance Company of
     Hannover).

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR               EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT      DATE      NUMBER
              --------                ---------------   -------   ---------   -------
     Administrative Services              0-8483        10-K/A    Mar. 1998    10.12
     Agreement, dated March 25, 1998
     by and between Mutual
     Management Company, Inc. and
     Central Reserve Life Insurance
     Company.
     Reinsurance Agreement dated          0-8483          10-K    Mar. 1999    10.21
     February 1, 1999, between
     Continental General Life
     Insurance Company and Hannover
     Life Reassurance Company of
     America (f/k/a Reassurance
     Company of Hannover).
     Ceres Group, Inc. 1998 Key           0-8483           S-1    Apr. 2001    10.26
     Employee Share Incentive Plan.
     Ceres Group, Inc. 1998 Employee      0-8483           S-1    Apr. 2001    10.27
     Stock Option Plan.
     Ceres Group, Inc. 1999 Special       0-8483           S-1    Apr. 2001    10.28
     Agent's Stock Option Plan.
     Ceres Group, Inc. 2000 Employee      0-8483           S-8    Apr. 2001      4.1
     Stock Purchase Plan.
     Ceres Group, Inc. 2000 Agent         0-8483           S-8    Apr. 2001      4.2
     Stock Purchase Plan.
     Lease Agreement, dated as of         0-8483          10-Q    Aug. 2001    10.37
     July 31, 2001, between Royalton
     Investors, LLC and Big T
     Investments, LLC and Ceres
     Group, Inc.
     Transition Agreement, dated as       0-8483          10-Q     May 2002    10.38
     of April 15, 2002, between
     Ceres Group, Inc. and Peter W.
     Nauert.
     Employment Agreement, dated as       0-8483          10-Q    Aug. 2002    10.39
     of July 9, 2002, between Ceres
     Group, Inc. and Thomas J.
     Kilian.
     Employment Agreement, effective      0-8483          10-K    Mar. 2003    10.40
     as of December 17, 2002 between
     Ceres Group, Inc. and David I.
     Vickers.
     Employment Agreement, effective      0-8483          10-Q    Nov. 2003    10.42
     as of August 18, 2003 between
     Ceres Group, Inc. and Bradley
     A. Wolfram.
     Credit and Security Agreement,       0-8483           8-K    Jan. 2004    10.43
     dated as of December 23, 2003,
     among Ceres Group, Inc., as
     Borrower, the subsidiaries of
     the Borrower which are
     signatories thereto, as
     Subsidiary Guarantors, and
     National City Bank, The CIT
     Group/Equipment Financing,
     Inc., as Lenders and National
     City Bank, as Agent.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR               EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT      DATE      NUMBER
              --------                ---------------   -------   ---------   -------
     Form of Pledge and Security          0-8483           8-K    Jan. 2004    10.44
     Agreement, dated as of December
     23, 2003, between each of Ceres
     Group, Inc., Ceres
     Administrators, LLC, Ceres
     Health Care, Inc., Continental
     General Corporation, and
     Western Reserve Administrative
     Services, Inc., and National
     City Bank as Agent.
     Term Loan A Note, dated              0-8483           8-K    Jan. 2004    10.45
     December 23, 2003.
     Term Loan B Note, dated              0-8483           8-K    Jan. 2004    10.46
     December 23, 2003.
Code of Conduct and Ethics, dated              *                                14.1
  March 10, 2004
Subsidiaries of the registrant.
     Subsidiaries.                        0-8483          10-K    Mar. 2003     21.1
Consents of expert and counsel.
     Consent of KPMG LLP.                      *                                23.1
     Consent of Ernst & Young LLP.             *                                23.2
CEO certification pursuant to                  *                                31.1
  Section 302 of Sarbanes-Oxley Act
  of 2002.
CFO certification pursuant to                  *                                31.2
  Section 302 of Sarbanes-Oxley Act
  of 2002.
Certification pursuant to 18 U.S.C.            *                                  32
  Section 1350, as adopted pursuant
  to Section 906 of the
  Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             CERES GROUP, INC.

Date: March 15, 2004                                          By: /s/ THOMAS J. KILIAN
                                               -----------------------------------------------------
                                              Thomas J. Kilian, President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  DATE                                        SIGNATURE AND CAPACITY
                  ----                                        ----------------------

March 15, 2004                                               By: /s/ THOMAS J. KILIAN
                                              -------------------------------------------------------
                                                           Thomas J. Kilian, President,
                                                       Chief Executive Officer, and Director
                                                           (Principal Executive Officer)

March 15, 2004                                               By: /s/ DAVID I. VICKERS
                                              -------------------------------------------------------
                                                  David I. Vickers, Executive Vice President and
                                                              Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)

March 15, 2004                                                By: /s/ ROLAND C. BAKER
                                              -------------------------------------------------------
                                                             Roland C. Baker, Director

March 15, 2004                                              By: /s/ MICHAEL A. CAVATAIO
                                              -------------------------------------------------------
                                                           Michael A. Cavataio, Director

March 15, 2004                                               By: /s/ BRADLEY E. COOPER
                                              -------------------------------------------------------
                                                            Bradley E. Cooper, Director

March 15, 2004                                               By: /s/ SUSAN S. FLEMING
                                              -------------------------------------------------------
                                                            Susan S. Fleming, Director

March 15, 2004                                               By: /s/ JAMES J. RITCHIE
                                              -------------------------------------------------------
                                                            James J. Ritchie, Director

March 15, 2004                                                By: /s/ WILLIAM J. RUH
                                              -------------------------------------------------------
                                                       William J. Ruh, Chairman of the Board

March 15, 2004                                                By: /s/ ROBERT A. SPASS
                                              -------------------------------------------------------
                                                             Robert A. Spass, Director

                                 EXHIBIT INDEX

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR             EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT     DATE     NUMBER
              --------                ---------------   -------  ---------  -------
Plan of acquisition, reorganization,
arrangement, liquidation, or
succession
     Amended and Restated Stock             0-8483       10-K    Mar. 1998     2.2
     Purchase Agreement, dated March
     30, 1998, by and among
     Strategic Partners, Insurance
     Partners, L.P., Insurance
     Partners Offshore (Bermuda),
     L.P., and Central Reserve.
     Merger Agreement and Plan of           0-8483        8-K    Dec. 1998     2.1
     Reorganization dated December
     8, 1998 between Central Reserve
     Life Corporation and Ceres
     Group, Inc.
     Stock Purchase Agreement dated         0-8483        8-K    Feb. 1999     2.2
     as of November 4, 1998 between
     The Western & Southern Life
     Insurance Company and Ceres
     Group, Inc.
     Purchase Agreement dated               0-8483        8-K    Aug. 2000     2.1
     October 7, 1999, by and between
     United Insurance Company of
     America and Ceres Group, Inc.
     Amendment of Purchase Agreement        0-8483        8-K    Aug. 2000     2.2
     by and between United Insurance
     Company of America and Ceres
     Group, Inc. dated as of April
     17, 2000.
     Amendment No. 2 to Purchase            0-8483        8-K    Aug. 2000     2.3
     Agreement by and between United
     Insurance Company of America
     and Ceres Group, Inc. dated as
     of July 5, 2000.
     Purchase Agreement, dated              0-8483        8-K    Dec. 2002     2.4
     December 20, 2002, by and among
     Continental General Insurance
     Company, Ceres Group, Inc.,
     Pennsylvania Life Insurance
     Company, and Universal American
     Financial Corp.
Articles of Incorporation and
By-laws
     Certificate of Incorporation of        0-8483        8-K    Dec. 1998     3.1
     Ceres Group, Inc. as filed with
     Secretary of Delaware on
     October 22, 1998.
     Certificate of Amendment of the        0-8483        8-K    Aug. 2000     3.1
     Certificate of Incorporation of
     Ceres Group, Inc. dated July
     25, 2000.
     Amended and Restated Bylaws of         0-8483       10-Q    Aug. 2002     3.2
     Ceres Group, Inc.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR             EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT     DATE     NUMBER
              --------                ---------------   -------  ---------  -------
Instruments defining the rights of
security holders, including
indentures
     Amended and Restated                   0-8483        8-K    Aug. 2000     4.1
     Registration Rights Agreement
     dated as of July 25, 2000
     between Ceres Group, Inc. (as
     successor-in-interest to
     Central Reserve Life
     Corporation) and the persons
     and entities set forth on the
     signature pages attached
     thereto.
     Form of Stockholders Agreement         0-8483        S-1    Apr. 2001     4.5
     between QQLink.com, Inc., Ceres
     Group, Inc. and the persons and
     entities listed on the
     signature pages thereto.
Material Contracts
     Reinsurance Agreement between          0-8483       10-K    Mar. 1998   10.10
     Central Reserve Life Insurance
     Company and Hannover Life
     Reassurance Company of America
     (f/k/a Reassurance Company of
     Hannover).
     Administrative Services                0-8483      10-K/A   Mar. 1998   10.12
     Agreement, dated March 25, 1998
     by and between Mutual
     Management Company, Inc. and
     Central Reserve Life Insurance
     Company.
     Reinsurance Agreement dated            0-8483       10-K    Mar. 1999   10.21
     February 1, 1999, between
     Continental General Life
     Insurance Company and Hannover
     Life Reassurance Company of
     America (f/k/a Reassurance
     Company of Hannover).
     Ceres Group, Inc. 1998 Key             0-8483        S-1    Apr. 2001   10.26
     Employee Share Incentive Plan.
     Ceres Group, Inc. 1998 Employee        0-8483        S-1    Apr. 2001   10.27
     Stock Option Plan.
     Ceres Group, Inc. 1999 Special         0-8483        S-1    Apr. 2001   10.28
     Agent's Stock Option Plan.
     Ceres Group, Inc. 2000 Employee        0-8483        S-8    Apr. 2001     4.1
     Stock Purchase Plan.
     Ceres Group, Inc. 2000 Agent           0-8483        S-8    Apr. 2001     4.2
     Stock Purchase Plan.
     Lease Agreement, dated as of           0-8483       10-Q    Aug. 2001   10.37
     July 31, 2001, between Royalton
     Investors, LLC and Big T
     Investments, LLC and Ceres
     Group, Inc.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR             EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT     DATE     NUMBER
              --------                ---------------   -------  ---------  -------
     Transition Agreement, dated as         0-8483       10-Q    May 2002    10.38
     of April 15, 2002, between
     Ceres Group, Inc. and Peter W.
     Nauert.
     Employment Agreement, dated as         0-8483       10-Q    Aug. 2002   10.39
     of July 9, 2002, between Ceres
     Group, Inc. and Thomas J.
     Kilian.
     Employment Agreement, effective        0-8483       10-K    Mar. 2003   10.40
     as of December 17, 2002 between
     Ceres Group, Inc. and David I.
     Vickers.
     Employment Agreement, effective        0-8483       10-Q    Nov. 2003   10.42
     as of August 18, 2003 between
     Ceres Group, Inc. and Bradley
     A. Wolfram.
     Credit and Security Agreement,         0-8483        8-K    Jan. 2004   10.43
     dated as of December 23, 2003,
     among Ceres Group, Inc., as
     Borrower, the subsidiaries of
     the Borrower which are
     signatories thereto, as
     Subsidiary Guarantors, and
     National City Bank, The CIT
     Group/Equipment Financing,
     Inc., as Lenders and National
     City Bank, as Agent.
     Form of Pledge and Security            0-8483        8-K    Jan. 2004   10.44
     Agreement, dated as of December
     23, 2003, between each of Ceres
     Group, Inc., Ceres
     Administrators, LLC, Ceres
     Health Care, Inc., Continental
     General Corporation, and
     Western Reserve Administrative
     Services, Inc., and National
     City Bank as Agent.
     Term Loan A Note, dated                0-8483        8-K    Jan. 2004   10.45
     December 23, 2003.
     Term Loan B Note, dated                0-8483        8-K    Jan. 2004   10.46
     December 23, 2003.
Code of Conduct and Ethics, dated                *                            14.1
  March 10, 2004
Subsidiaries of the registrant.
     Subsidiaries.                          0-8483       10-K    Mar. 2003    21.1
Consents of expert and counsel.
     Consent of KPMG LLP.                        *                            23.1
     Consent of Ernst & Young LLP.               *                            23.2
CEO certification pursuant to                    *                            31.1
  Section 302 of Sarbanes-Oxley Act
  of 2002.

                                      INCORPORATED BY
                                       REFERENCE TO
                                      REGISTRATION OR   FORM OR             EXHIBIT
              EXHIBITS                  FILE NUMBER     REPORT     DATE     NUMBER
              --------                ---------------   -------  ---------  -------
CFO certification pursuant to                    *                            31.2
  Section 302 of Sarbanes-Oxley Act
  of 2002.
Certification pursuant to 18 U.S.C.              *                              32
  Section 1350, as adopted pursuant
  to Section 906 of the
  Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.