Form 10-Q
period 2004-03-31
CERES GROUP INC
filed 2004-05-10
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 0-8483

CERES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)

(440) 572-2400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     The number of shares of common stock, par value $0.001 per share, outstanding as of April 30, 2004 was 34,458,384.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$497,995	$479,089
Surplus notes	—	1,006
Policy and mortgage loans	3,817	4,185

Total investments	501,812	484,280
Cash and cash equivalents (of which $8,055 and $6,978 is restricted, respectively)	22,955	26,394
Accrued investment income	4,765	5,658
Premiums receivable	3,963	4,443
Reinsurance receivable	141,785	143,397
Property and equipment, net	5,591	5,527
Deferred acquisition costs	66,146	69,609
Value of business acquired	11,760	13,034
Goodwill	10,657	10,657
Licenses	3,440	3,440
Other assets	5,722	7,475

Total assets	$778,596	$773,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims	$341,988	$341,263
Unearned premiums	35,790	33,993
Other policy claims and benefits payable	117,697	129,237

	495,475	504,493
Deferred reinsurance gain	9,047	9,456
Other policyholders’ funds	21,866	20,821
Debt	12,438	13,000
Deferred federal income taxes payable	11,865	9,572
Other liabilities	31,028	31,433

Total liabilities	581,719	588,775

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,415,578 and 34,391,398 shares issued and outstanding, respectively	34	34
Additional paid-in capital	133,557	133,549
Retained earnings	50,552	44,378
Accumulated other comprehensive income	12,734	7,178

Total stockholders’ equity	196,877	185,139

Total liabilities and stockholders’ equity	$778,596	$773,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Premiums, net
Medical	$65,227	$85,119
Senior and other	43,602	42,857

Total premiums, net	108,829	127,976
Net investment income	6,263	5,524
Net realized gains	108	584
Fee and other income	4,808	6,342
Amortization of deferred reinsurance gain	409	657

	120,417	141,083

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	42,814	62,506
Senior and other	33,750	33,800

Total benefits, claims, losses and settlement expenses	76,564	96,306
Selling, general and administrative expenses	33,611	38,170
Net amortization and change in acquisition costs and value of business acquired	3,474	401
Interest expense and financing costs	172	429

	113,821	135,306

Income from continuing operations before federal income taxes	6,596	5,777
Federal income tax expense	422	2,020

Income from continuing operations	6,174	3,757

Discontinued operations
Income from operations of Pyramid Life (less tax expense of $3,223)	—	5,732
Loss on sale of Pyramid Life (less tax benefit of $79)	—	(2,110)

Income from discontinued operations	—	3,622

Net income	$6,174	$7,379

Basic earnings per share
Continuing operations	$0.18	$0.11
Discontinued operations	—	0.11

Net income	$0.18	$0.22

Diluted earnings per share
Continuing operations	$0.18	$0.11
Discontinued operations	—	0.11

Net income	$0.18	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at March 31, 2004	$34

Additional Paid-in Capital
Balance at beginning of year	$133,549
Issuance of stock:
Employee benefit plans	8

Balance at March 31, 2004	$133,557

Retained Earnings
Balance at beginning of year	$44,378
Net income	6,174

Balance at March 31, 2004	$50,552

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,178
Unrealized gain on securities, net of tax expense of $2,990 (1)	5,556

Balance at March 31, 2004	$12,734

Total Stockholders’ Equity	$196,877

Number of Shares of Common Stock
Balance at beginning of year	34,391,398
Issuance of stock:
Employee benefit plans	24,180

Balance at March 31, 2004	34,415,578

(1)	Net of reclassification adjustments. See Note E. Comprehensive Income for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net income	$6,174	$7,379
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(3,622)
Depreciation and amortization	1,010	858
Net realized gains	(108)	(584)
Deferred federal income taxes	(697)	1,364
Changes in assets and liabilities:
Accrued investment income	893	671
Reinsurance and premiums receivable	2,092	17,094
Deferred acquisition costs	2,852	(274)
Value of business acquired	622	675
Other assets	1,753	2,193
Future policy benefits, claims and funds payable	(9,051)	7,747
Unearned premium	1,797	2,122
Deferred reinsurance gain	(409)	(501)
Federal income taxes payable/recoverable	1,052	950
Other liabilities	(1,347)	(693)

Net cash provided by operating activities	6,633	35,379

Investing activities
Net purchases of furniture and equipment	(334)	(1,000)
Purchase of fixed maturities available-for-sale	(31,188)	(44,406)
Decrease (increase) in policy and mortgage loans, net	368	(127)
Proceeds from sales of fixed maturities available-for-sale	9,872	12,911
Proceeds from calls and maturities of fixed maturities available-for-sale	12,483	15,495
Net proceeds from sale of Pyramid Life	—	55,300

Net cash (used in) provided by investing activities	(8,799)	38,173

Financing activities
Increase in annuity account balances	5,096	4,120
Decrease in annuity account balances	(5,815)	(4,613)
Principal payments on debt	(562)	(11,270)
Proceeds from issuance of common stock related to employee benefit plans	8	11

Net cash used in financing activities	(1,273)	(11,752)

Net (decrease) increase in cash	(3,439)	61,800
Cash and cash equivalents at beginning of year	26,394	32,118

Cash and cash equivalents at end of period	$22,955	$93,918

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$123	$412
Cash paid (received) during the period for federal income taxes	69	(291)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2004
Unaudited

A. Summary of Business and Significant Accounting Policies

Summary of Business

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated financial statements for March 31, 2004 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life Insurance Company to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our condensed consolidated financial statements for the three months ended March 31, 2003 present the discontinued operations of Pyramid Life separate from continuing operations.

     The condensed consolidated balance sheet presented at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Unless the context indicates otherwise, “we,” “our” and “us” refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

Significant Accounting Policies

     For further information; refer to “Critical Accounting Policies” and “Other Accounting Policies and Insurance Business Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2004 and December 31, 2003, restricted cash was $8.1 million and $7.0 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

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

     We adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. Additionally, in December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting (APB Opinion 28). We elected to continue to

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

apply provisions of APB Opinion 25 and provide the pro forma disclosure required by SFAS 123 and the amended disclosures required by SFAS 148.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands, except
	per share amounts)
Net income, as reported	$6,174	$7,379
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	24	79

Pro forma net income	$6,198	$7,458

Earnings per share
Basic-as reported	$0.18	$0.22
Basic-pro forma	$0.18	$0.22
Diluted-as reported	$0.18	$0.22
Diluted-pro forma	$0.18	$0.22

     For the three months ended March 31, 2004 and 2003, there was a positive pro forma impact on net income due to the forfeiture of options resulting from employee terminations.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     New Accounting Pronouncements

     In March 2004, the Financial Accounting Standard Board’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

of 2004 and is not expected to have a material affect on our consolidated results of operations, cash flows or financial position.

     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. We adopted SOP 03-1 on January 1, 2004. The adoption of SOP 03-1 did not have a material impact on our consolidated results of operations, cash flows or financial position.

B. Debt

	March 31,	December 31,
	2004	2003
	(dollars in thousands)
Bank credit facility	$12,438	$13,000

	$12,438	$13,000

     To provide funds for the acquisition of Continental General, on February 17, 1999, we entered into a credit agreement among Ceres, various lending institutions, and JPMorgan Chase (formerly the Chase Manhattan Bank), as Administrative Agent. Under the agreement, we

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

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

     On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay-off the existing term loan balance under the Chase agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay-off of the Chase agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% is being amortized over the lives of the new term loans.

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At March 31, 2004, the interest rate on our term loan A balance of $3.7 million was 4.37% per annum and on our $8.7 million term loan B was 5.12% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments,

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

dividends and stock repurchases. At March 31, 2004, we were in compliance with these covenants.

     We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non- regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees primarily in connection with our major medical business. As that business continues to decline, fee income will decline. Dividends from the regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its level of statutory unassigned surplus.

C. Reinsurance

     Consistent with the general practice of the insurance industry, we reinsure portions of the coverage provided by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. We also have assumed risk on a “quota share” basis from other insurance companies.

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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

except for interest sensitive products, which are amortized over the expected profit stream of the in force business.

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands)
Premiums, net
Direct	$130,615	$152,256
Ceded	(21,786)	(24,280)

Total premiums, net	$108,829	$127,976

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$92,806	$112,779
Reinsurance recoveries	(16,242)	(16,473)

Total benefits, claims, losses and settlement expenses, net	$76,564	$96,306

Selling, general and administrative expenses
Commissions	$16,699	$20,621
Other operating expenses	21,155	22,757
Reinsurance allowances	(4,243)	(5,208)

Total selling, general and administrative expenses	$33,611	$38,170

D. Discontinued Operations

     On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life Insurance Company, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General’s statutory capital and repay $10.0 million of our bank debt. Additionally, we continued to process Pyramid Life’s business through an administrative services agreement until it terminated on December 31, 2003. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life’s assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for the three months ended March 31, 2003.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

     Summarized financial data for Pyramid Life’s operations are as follows:

Statements of Operations

	Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands)
Revenues
Premiums, net	$—	$27,964
Net investment income	—	1,568
Net realized gains	—	5,965

	—	35,497

Benefits, Losses and Expenses
Benefits, claims, losses and settlement expenses	—	20,285
Selling, general and administrative expenses	—	8,702
Net (deferral) amortization and change in acquisition costs and value of business acquired	—	(2,445)

	—	26,542

Income from operations before federal income taxes	—	8,955
Federal income tax expense	—	3,223

Income from operations	—	5,732

Loss on sale of Pyramid Life	—	(2,189)
Federal income tax benefit	—	(79)

Loss on sale of Pyramid Life, net	—	(2,110)

Income from discontinued operations	$—	$3,622

E. Comprehensive Income

     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands)
Net income	$6,174	$7,379
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax expense of $3,432 and $909, respectively	6,376	1,691
Reclassification adjustments for net losses (gains) included in net income, net of tax expense, of $0 and $(167), respectively	1	(309)
Unrealized loss adjustment to deferred acquisition costs and value of business acquired, net of tax benefit of $442 and $119, respectively	(821)	(221)
Realized gain due to the sale of Pyramid Life, net of tax of $2,016	—	(3,744)

Comprehensive income	$11,730	$4,796

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

F. Earnings Per Share

     Basic and diluted earnings per common share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Basic and diluted weighted average shares of common stock are as follows:

	Three Months Ended
	March 31,
	2004	2003
Weighted average shares:
Basic	34,393,836	34,236,313
Stock awards and incremental shares from assumed exercise of stock options	644,650	—

Diluted	35,038,486	34,236,313

G. Contingencies and Commitments

     The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denials of healthcare benefits, premium rate increases, termination of coverage, claims administration and violations of state statutes. We are involved in various legal and regulatory actions occurring in the normal course of business, which could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty the outcome of lawsuits against us or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

H. Operating Segments

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: Medical, Senior and Other, and Corporate and Other. Products included in the Medical segment include catastrophic and comprehensive major medical plans. Significant products in the Senior and Other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The Corporate and Other segment encompasses all other activities, including investment income, interest expense, and corporate expenses of the parent company. For the first quarter of 2003, the segment results exclude the operations of Pyramid Life, which was sold on March 31, 2003.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2004
Unaudited

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three months ended March 31, 2004 and 2003 attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands)
Medical
Revenues
Net premiums	$65,227	$85,119
Net investment income	1,246	1,475
Net realized gains	34	177
Other income	4,725	6,491

	71,232	93,262

Expenses
Benefits and claims	42,814	62,506
Other operating expenses	23,851	26,767

	66,665	89,273

Segment profit before federal income taxes	$4,567	$3,989

Senior and Other
Revenues
Net premiums	$43,602	$42,857
Net investment income	5,017	4,040
Net realized gains (losses)	(36)	299
Other income	492	508

	49,075	47,704

Expenses
Benefits and claims	33,750	33,800
Other operating expenses	12,796	11,409

	46,546	45,209

Segment profit before federal income taxes	$2,529	$2,495

Corporate and Other
Revenues
Net investment income	$—	$9
Net realized gains	110	108

	110	117

Expenses
Interest expense and financing costs	172	429
Other operating expenses	438	395

	610	824

Segment loss before federal income taxes	$(500)	$(707)

Income from continuing operations before federal income taxes	$6,596	$5,777

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2003 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements” for further information.

Overview

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. The Medical segment includes major medical health insurance for individuals, families, associations and small to mid-size businesses.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups and in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders. Provident American Life also discontinued new sales activities and currently has approximately 600 active major medical certificate holders and 400 life policyholders.

Critical Accounting Policies

     Refer to Critical Accounting Policies in our 2003 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Results of Operations

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Results of continuing operations for the three months ended March 31, 2004 and 2003 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. For more information on the Pyramid Life sale, see Note D. Discontinued Operations to our condensed consolidated financial statements.

     Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

			Increase
	Three Months	Three Months	(Decrease) from
	Ended	Ended	Previous Year
	March 31,	March 31,
	2004	2003	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$65,227	$85,119	$(19,892)	(23.4)%
Senior and other	43,602	42,857	745	1.7

Total	108,829	127,976	(19,147)	(15.0)
Net investment income	6,263	5,524	739	13.4
Net realized gains	108	584	(476)	(81.5)
Fee and other income	4,808	6,342	(1,534)	(24.2)
Amortization of deferred reinsurance gain	409	657	(248)	(37.7)

Consolidated revenues	120,417	141,083	(20,666)	(14.6)

Benefits, claims, losses and settlement expenses
Medical	42,814	62,506	(19,692)	(31.5)
Senior and other	33,750	33,800	(50)	(0.1)

Total	76,564	96,306	(19,742)	(20.5)
Selling, general and administrative expenses	33,611	38,170	(4,559)	(11.9)
Net amortization and change in acquisition costs and value of business acquired	3,474	401	3,073	766.3
Interest expense and financing costs	172	429	(257)	(59.9)

	113,821	135,306	(21,485)	(15.9)

Income from continuing operations before federal income taxes	6,596	5,777	819	14.2
Federal income tax expense	422	2,020	(1,598)	(79.1)

Income from continuing operations	6,174	3,757	2,417	64.3

Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	5,732	(5,732)	(100.0)
Loss on sale of Pyramid Life, net of tax	—	(2,110)	2,110	100.0

Income from discontinued operations	—	3,622	(3,622)	(100.0)

Net income	$6,174	$7,379	$(1,205)	(16.3)

Basic earnings per share	$0.18	$0.22	$(0.04)	(18.2)
Diluted earnings per share	0.18	0.22	(0.04)	(18.2)

Medical loss ratio	65.6%	73.4%	—	—
Senior loss ratio	77.4%	78.9%	—	—
Overall loss ratio	70.4%	75.3%	—	—

Net Premiums (net of reinsurance ceded)

     For the quarter ended March 31, 2004, total net premiums decreased 15.0% to $108.8 million, compared to $128.0 million for the first quarter of 2003.

     Medical

     Medical premiums for the quarter ended March 31, 2004 were $65.2 million compared to $85.1 million for the quarter ended March 31, 2003, a decrease of 23.4%. The decrease in medical premiums was primarily the result of a 31.3% decrease in major medical certificates in force from 114,261 at March 31, 2003 to 78,455 at March 31, 2004 due to exiting certain unprofitable states and higher lapsation rates. We believe that rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and the first quarter of 2004, as well as higher than anticipated lapse rates on new business.

     New business production increased in the first quarter of 2004 compared to the first quarter of 2003, partially offsetting the higher than anticipated lapse rates. In 2004, we will continue to focus on a reduced number of geographic locations which have historically produced favorable underwriting results. We expect increased production levels throughout 2004 and the decline in major medical premium to moderate to 15% throughout 2004 as we expect the increased levels of new business production to begin to approach the level of renewal business which is lapsing.

     Senior and Other

     Senior and other premiums increased $0.7 million to $43.6 million for the quarter ended March 31, 2004 compared to $42.9 million for the same quarter in 2003. The change in senior and other premiums was primarily the result of an increase in the growth of our senior life product. In addition, new business production of Medicare supplement policies increased substantially in the first quarter of 2004 compared to the same period of 2003, due primarily to the introduction of a new standardized Medicare supplement plan (Plan E) at Continental General. Medicare supplement premium is expected to increase 10% in 2004 due primarily to the introduction of new standardized plans and expanded distribution through our Central Reserve subsidiary.

Other Revenues

     Net investment income was $6.3 million for the first quarter of 2004 compared to $5.5 million for the first quarter of 2003, an increase of 13.4%. This increase was the result of an increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. The book yield of our investment portfolio at March 31, 2004 was 5.37%, which produces an annualized income stream of approximately $25.8 million.

     Net realized gains decreased to $0.1 million for the first quarter of 2004 compared to $0.6 million for the first quarter of 2003. The decrease was primarily attributable to gains generated on the sale of collateralized mortgage obligations (CMOs) in the first quarter of 2003.

     Fee and other income decreased to $4.8 million for the quarter ended March 31, 2004 compared to $6.3 million for the same quarter of 2003, a decrease of 24.2%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.

     The amortization of deferred reinsurance gain of $0.4 million for the quarter ended March 31, 2004 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $9.0 million at March 31, 2004 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $0.7 million for the quarter ended March 31, 2003 due to diminishing levels of in force certificates.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses decreased to $76.6 million for the quarter ended March 31, 2004 compared to $96.3 million for the first quarter of 2003, a decrease of 20.5%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $42.8 million for the quarter ended March 31, 2004 compared to $62.5 million for the first quarter of 2003, a decrease of 31.5%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of exiting unprofitable states and higher than anticipated lapse rates. In addition, the medical loss ratio was 65.6% for the quarter ended March 31, 2004 compared to 73.4% for the same quarter of 2003, reflecting a continued shift to higher deductibles. First quarter loss ratios reflect the seasonal nature of claims payment patterns. The loss ratio in the Medical Segment is expected to be higher in the balance of 2004 as insureds meet their initial co-pays and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $33.8 million for the quarter ended March 31, 2004, which was comparable to the first quarter of 2003. The senior and other loss ratio was 77.4% for the first quarter of 2004 compared to 78.9% for the first quarter of 2003 primarily due to the reduction in the Medicare supplement loss ratio from 74.4% in the first quarter of 2003 to 69.1% for the same period in 2004. The improvement in the Medicare supplement loss ratio was partially offset by higher senior life mortality in the first quarter of 2004. Consistent with the prior year quarter, earnings are lower in the first quarter due to the payout of Medicare deductibles in the early months of the year.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $33.6 million in the first quarter of 2004 compared to $38.2 million in the first quarter of 2003, a decrease of 11.9%. Commissions decreased $3.9 million and other operating expenses decreased $1.6 million as a direct result of the decline in medical premiums. As a percentage of premium, selling, general and administrative expenses increased to 30.9% in the first quarter of 2004 compared to 29.8% in the first quarter of 2003. The increase in the selling, general and administrative expense ratio was primarily due to an approximately $1.0 million increase in consulting expenses and salaries due to bringing our Cleveland data processing and programming back in-house from a third party vendor offset by a decrease in the overall effective commission rate as a result of lower first year premium.

     The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $3.5 million for the first quarter of 2004 compared to net amortization of $0.4 million for the first quarter of 2003. Higher assumed lapse rates on existing business caused a significant increase in the level of DAC amortization in the first quarter of 2004. The rate of decline on the DAC asset is expected to moderate in subsequent quarters. We continue to maintain a conservative approach of deferring new business costs.

     Interest expense and financing costs decreased to $0.2 million in the first quarter of 2004 compared to $0.4 million in the first quarter of 2003 as a result of a decrease in outstanding debt and lower interest rates.

     A federal income tax expense of $0.4 million was recorded for the first quarter of 2004, which included a $1.9 million reduction to the deferred tax valuation allowance. As a result of the continued profitability of the Company and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, we reduced our deferred tax valuation allowance $1.9 million, or $0.05 per share, in the first quarter of 2004. At March 31, 2004, we have a deferred tax asset of approximately $3.0 million with a corresponding 100% valuation allowance established related to the remaining NOLs. A continued pattern of taxable income could result in the release of the remaining $3.0 million valuation allowance into earnings in subsequent quarters. The effective tax rate, including the reduction to the deferred tax valuation allowance, was 6.4% of the income from continuing operations before federal income taxes. In the first quarter of 2003, a federal income tax expense of $2.0 million was recorded, or 35.0% of the income from continuing operations before federal taxes.

     Income from continuing operations was $6.2 million, or $0.18 per share, for the first quarter of 2004, compared to $3.8 million, or $0.11 per share for the first quarter of 2003. Income from the discontinued operations of Pyramid Life for the first quarter of 2003 was $3.6 million, or $0.11 per share (which included $3.9 million of net realized investment gains, $1.9 million of operating income and an additional loss on the sale of $2.2 million). For the first quarter of 2004, net income was $6.2 million, or $0.18 per share, compared to $7.4 million, or $0.22 per share, for the first quarter of 2003.

Liquidity and Capital Resources

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended March 31, 2004 was $6.6 million compared to $35.4 million at March 31, 2003. The decrease in cash provided by operating activities was primarily the result of the following:

•	the prior period included a $12.1 million increase in future policy benefits, claims and funds payable due to Continental General’s assumption of certain interest sensitive whole-life policies from Pyramid Life on March 31, 2003;

•	the prior period reflected a larger reduction in our reinsurance receivable due to the final settlement of our London Life reinsurance receivable in the first quarter of 2003 and a larger decline in our reinsurance receivable and reserves ceded balances; and

•	the significant reduction in our major medical claims inventory as of March 31, 2004.

     Assets increased 0.6% to $778.6 million at March 31, 2004 from $773.9 million at December 31, 2003. Assets of $501.8 million, or 64.5% of the total assets, were in investments at March 31, 2004. Fixed maturities, our primary investment, were $498.0 million, or 99.2% of total investments, at March 31, 2004 compared to $479.1 million at December 31, 2003. The increase was primarily attributable to $9.8 million related to an increase in the unrealized gain position of the portfolio. Other investments consist of policy loans and mortgage loans. We have classified all of our fixed maturities as “available-for-sale” and accordingly have reported them at estimated fair value at March 31, 2004.

     Approximately 96.2% of our bonds were of investment grade quality at March 31, 2004. In addition to the fixed maturities, we also had $23.0 million in cash and cash equivalents of which $8.1 million was restricted at March 31, 2004.

     The total reinsurance receivable was $141.8 million at March 31, 2004. Of this amount, $140.6 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 85.2% of the total liabilities at March 31, 2004 compared to 85.7% at December 31, 2003.

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

     On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay-off the existing term loan balance under the Chase agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay-off of the Chase agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% is being amortized over the lives of the new term loans.

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At March 31, 2004, the interest rate on our term loan A balance of $3.7 million was 4.37% per annum and our $8.7 million term loan B was 5.12% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At March 31, 2004, we were in compliance with these covenants.

     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off balance sheet financing other than normal operating leases.

     Contractual Obligations. The following schedule summarizes current and future contractual obligations as of March 31, 2004:

	Payments Due by Year
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(dollars in thousands)
Long-term debt	$12,438	$2,313	$5,938	$4,187	$—
Operating leases	26,348	2,819	4,590	4,000	14,939

Total contractual obligations	$38,786	$5,132	$10,528	$8,187	$14,939

     In addition, in December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. At March 31, 2004, the Fund had not made a capital call on Continental General’s limited partner commitment.

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

     Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2004, Continental General could pay a dividend to Ceres Group, the parent company, of up to $6.0 million without prior approval of the state regulator. Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its level of statutory unassigned surplus.

     If our non-regulated subsidiaries do not generate sufficient fee income or we are unable to take dividends from our insurance subsidiaries to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if needed, additional financing may not be available on terms favorable to us or at all.

Financial Information about Industry Segments

     We have three segments: Medical, which includes catastrophic and comprehensive major medical plans; Senior and Other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and Corporate and Other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H. Operating Segments, to the Notes to our Condensed Consolidated Financial Statements for further information.

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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies’ operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company’s state of domicile. For example, states have statutory risk-based capital (RBC) requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer’s investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2003, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities.

     Investment Impairment Risk is the risk that all amounts due (both principal and interest) on our fixed maturity investments will not be collected according to the security’s contractual terms. We attempt to minimize this risk by adhering to a conservative investment strategy. With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers within the investment parameters established by us.

     Our external investment managers prepare a monthly investment surveillance list to analyze our fixed maturity portfolio for potential other-than-temporary impairment. The following factors are reviewed for inclusion on our surveillance list:

•	debt downgrades or other events that adversely affects an investee’s access to, or cost of, financing;

•	negative economic factors and conditions specific to the issuer’s industry;

•	adverse changes in the regulatory environment specific to the issuer’s industry;

•	all spread changes exceeding 50 basis points; or

•	corporate bond prices that move more than 10% over the past week, 20% over the past month, or 30% over the past three months.

     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and have determined that all of our investments are to be classified as available-for-sale. Available-for-sale securities are carried at fair value. If management believes a decline in the value of a particular investment is temporary, the decline is reported as an unrealized capital loss in Stockholders' Equity and if the decline is "other-than-temporary", the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations. As of March 31, 2004, we had gross unrealized losses on individual available-for-sale investments of $0.8 million compared to $2.9 million at December 31, 2003. The unrealized losses on these investments that were in a continuous unrealized loss position for twelve months or longer were $0.1 million at March 31, 2004 compared to $0.4 million at December 31, 2003. None of our investments are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at March 31, 2004.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $13.1 million after-tax at March 31, 2004. This amount represents approximately 6.7% of our stockholders’ equity at such date.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

     Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results during each fiscal year have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our Senior segment’s seasonality is the opposite of our Medical segment’s, meaning that earnings in the Senior segment are generally lower in the first quarter and higher later in the year. This is mainly a factor of our Medicare Supplement products that pay the Medicare deductible for our insureds generally during the early months of the year.

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

     In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Market Risk and Management Policies,” and the following:

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	our ability to implement increases in premium rates and to develop, distribute and administer competitive products and services in a timely, cost-effective manner;

•	rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

•	the risk of material adverse outcomes in litigation;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	failure of our information systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	business conditions and competition in the healthcare industry;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The information called for by this item is provided under the caption “Market Risk and Management Policies” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

     Changes in internal control. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denials of healthcare benefits, premium rate increases, termination of coverage, claims administration and violations of state statutes. We are involved in various legal and regulatory actions occurring in the normal course of business, which could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe any ultimate liability that may arise from these actions would not materially affect our consolidated financial position, results of operations or cash flows. However, we cannot predict with certainty the outcome of lawsuits against us or the potential costs involved. Our evaluation of the likely impact of these actions could change in the future and an unfavorable outcome could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     In the first quarter of 2004, we issued 22,907 shares of our common stock to various investors upon the cashless exercise of warrants issued in July 1998. These issuances were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

On January 8, 2004, we filed a current report on Form 8-K to disclose our new credit facility, dated December 23, 2003, with National City Bank and the CIT Group/Equipment Financing, Inc.

On March 3, 2004, we filed a current report on Form 8-K to disclose our earnings for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES GROUP, INC.
Date: May 10, 2004	By:	/s/ David I. Vickers
David I. Vickers
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)