Form 10-Q
period 2004-06-30
CERES GROUP INC
filed 2004-08-09
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 0-8483

CERES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)

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

     The number of shares of common stock, par value $0.001 per share, outstanding as of July 30, 2004 was 34,495,363.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$483,195	$479,089
Limited partnership	1,922	—
Surplus notes	—	1,006
Policy and mortgage loans	3,702	4,185

Total investments	488,819	484,280
Cash and cash equivalents (of which $6,582 and $6,978 is restricted, respectively)	17,439	26,394
Accrued investment income	5,778	5,658
Premiums receivable	3,911	4,443
Reinsurance receivable	140,394	143,397
Property and equipment, net	5,764	5,527
Deferred acquisition costs	66,815	69,609
Value of business acquired	12,638	13,034
Goodwill	10,657	10,657
Licenses	3,440	3,440
Other assets	7,056	7,475

Total assets	$762,711	$773,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims	$348,429	$341,263
Unearned premiums	35,673	33,993
Other policy claims and benefits payable	113,656	129,237

	497,758	504,493
Deferred reinsurance gain	8,695	9,456
Other policyholders’ funds	19,605	20,821
Debt	11,875	13,000
Deferred federal income taxes payable	6,290	9,572
Other liabilities	26,840	31,433

Total liabilities	571,063	588,775

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,474,745 and 34,391,398 shares issued and outstanding, respectively	34	34
Additional paid-in capital	133,820	133,549
Retained earnings	55,444	44,378
Accumulated other comprehensive income	2,350	7,178

Total stockholders’ equity	191,648	185,139

Total liabilities and stockholders’ equity	$762,711	$773,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES
Premiums, net
Medical	$62,665	$79,042	$127,892	$164,161
Senior and other	44,914	42,402	88,516	85,259

Total premiums, net	107,579	121,444	216,408	249,420
Net investment income	6,686	6,460	12,949	11,984
Net realized gains	130	562	238	1,146
Fee and other income	4,294	7,396	9,102	13,738
Amortization of deferred reinsurance gain	352	419	761	1,076

	119,041	136,281	239,458	277,364

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	43,885	58,799	86,699	121,305
Senior and other	33,558	30,604	67,308	64,404

Total benefits, claims, losses and settlement expenses	77,443	89,403	154,007	185,709
Selling, general and administrative expenses	32,963	37,218	66,574	75,388
Net amortization and change in acquisition costs and value of business acquired	965	2,656	4,439	3,057
Interest expense and financing costs	166	306	338	735

	111,537	129,583	225,358	264,889

Income from continuing operations before federal income taxes	7,504	6,698	14,100	12,475
Federal income tax expense (benefit)	2,612	(253)	3,034	1,767

Income from continuing operations	4,892	6,951	11,066	10,708

Discontinued operations
Income from operations of Pyramid Life (less tax expense of $3,223)	—	—	—	5,732
Loss on sale of Pyramid Life (less tax benefit of $0 and $79, respectively)	—	(39)	—	(2,149)

Income (loss) from discontinued operations	—	(39)	—	3,583

Net income	$4,892	$6,912	$11,066	$14,291

Basic earnings per share
Continuing operations	$0.14	$0.20	$0.32	$0.31
Discontinued operations	—	—	—	0.11

Net income	$0.14	$0.20	$0.32	$0.42

Diluted earnings per share
Continuing operations	$0.14	$0.20	$0.31	$0.31
Discontinued operations	—	—	—	0.11

Net income	$0.14	$0.20	$0.31	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at June 30, 2004	$34

Additional Paid-in Capital
Balance at beginning of year	$133,549
Issuance of stock:
Employee/agent benefit and stock purchase plans	271

Balance at June 30, 2004	$133,820

Retained Earnings
Balance at beginning of year	$44,378
Net income	11,066

Balance at June 30, 2004	$55,444

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,178
Unrealized loss on securities, net of tax benefit of $2,601 (1)	(4,828)

Balance at June 30, 2004	$2,350

Total Stockholders’ Equity	$191,648

Number of Shares of Common Stock
Balance at beginning of year	34,391,398
Issuance of stock:
Employee/agent benefit and stock purchase plans	21,416
Warrants exercised	61,931

Balance at June 30, 2004	34,474,745

(1)	Net of reclassification adjustments. See Note E. Comprehensive Income (Loss) for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net income	$11,066	$14,291
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(3,583)
Depreciation and amortization	1,749	1,544
Net realized gains	(238)	(1,146)
Deferred federal income taxes	(681)	(976)
Impairment of intangible asset, licenses	—	146
Changes in assets and liabilities:
Accrued investment income	(120)	(336)
Reinsurance and premiums receivable	3,535	21,622
Deferred acquisition costs	3,295	1,763
Value of business acquired	1,144	1,294
Other assets	419	2,568
Future policy benefits, claims and funds payable	(9,514)	(2,757)
Unearned premium	1,680	1,236
Deferred reinsurance gain	(761)	(920)
Federal income taxes payable/recoverable	1,110	1,370
Other liabilities	(5,483)	(1,452)

Net cash provided by operating activities	7,201	34,664

Investing activities
Net purchases of furniture and equipment	(822)	(1,041)
Purchase of fixed maturities available-for-sale	(68,105)	(134,669)
Investment in limited partnership	(1,922)	—
Decrease (increase) in policy and mortgage loans, net	483	(170)
Proceeds from sales of fixed maturities available-for-sale	26,719	30,614
Proceeds from calls and maturities of fixed maturities available-for-sale	28,462	36,010
Net proceeds from sale of Pyramid Life	—	55,261

Net cash used in investing activities	(15,185)	(13,995)

Financing activities
Increase in annuity account balances	5,280	7,078
Decrease in annuity account balances	(5,397)	(7,519)
Principal payments on debt	(1,125)	(12,041)
Proceeds from issuance of common stock related to employee/agent benefit and stock purchase plans	271	194

Net cash used in financing activities	(971)	(12,288)

Net (decrease) increase in cash	(8,955)	8,381
Cash and cash equivalents at beginning of year	26,394	32,118

Cash and cash equivalents at end of period	$17,439	$40,499

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$279	$548
Cash paid during the period for federal income taxes	2,604	1,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2004
Unaudited

A. Summary of Business and Significant Accounting Policies

Summary of Business

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated financial statements for June 30, 2004 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life Insurance Company to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our condensed consolidated financial statements for the three and six months ended June 30, 2003 present the discontinued operations of Pyramid Life separate from continuing operations.

     The condensed consolidated balance sheet presented at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     Unless the context indicates otherwise, “we,” “our” and “us” refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

Significant Accounting Policies

     For further information, refer to “Critical Accounting Policies” and “Other Accounting Policies and Insurance Business Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

CERES GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
June 30, 2004
Unaudited

     Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2004 and December 31, 2003, restricted cash was $6.6 million and $7.0 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

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
June 30, 2004
Unaudited

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

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$4,892	$6,912	$11,066	$14,291
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	94	958	118	1,037

Pro forma net income	$4,986	$7,870	$11,184	$15,328

Earnings per share
Basic-as reported	$0.14	$0.20	$0.32	$0.42
Basic-pro forma	$0.14	$0.23	$0.32	$0.45
Diluted-as reported	$0.14	$0.20	$0.31	$0.42
Diluted-pro forma	$0.14	$0.23	$0.32	$0.45

     For the three and six months ended June 30, 2004 and 2003, there was a positive pro forma impact on net income due to the forfeiture of options resulting from employee terminations.

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

CERES GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - Continued
June 30, 2004
Unaudited

EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material affect on our consolidated results of operations, cash flows or financial position.

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

B. Debt

	June 30,	December 31,
	2004	2003
	(dollars in thousands)
Bank credit facility	$11,875	$13,000

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
June 30, 2004
Unaudited

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At June 30, 2004, the interest rate on our term loan A balance of $3.5 million was 4.56% per annum and the interest rate on our term loan B balance of $8.4 million was 5.31% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At June 30, 2004, we were in compliance with these covenants.

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
June 30, 2004
Unaudited

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

C. Reinsurance

     Consistent with the general practice of the insurance industry, we reinsure portions of the coverage provided by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company, and an “A” rated carrier by A.M. Best Company, Inc. We also have assumed risk on a “quota share” basis from other insurance companies.

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
June 30, 2004
Unaudited

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Premiums, net
Direct	$127,362	$144,952	$257,977	$297,208
Ceded	(19,783)	(23,508)	(41,569)	(47,788)

Total premiums, net	$107,579	$121,444	$216,408	$249,420

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$91,786	$103,004	$184,592	$215,783
Reinsurance recoveries	(14,343)	(13,601)	(30,585)	(30,074)

Total benefits, claims, losses and settlement expenses, net	$77,443	$89,403	$154,007	$185,709

Selling, general and administrative expenses
Commissions	$16,693	$18,505	$33,392	$39,126
Other operating expenses	20,164	23,579	41,319	46,336
Reinsurance allowances	(3,894)	(4,866)	(8,137)	(10,074)

Total selling, general and administrative expenses	$32,963	$37,218	$66,574	$75,388

D. Discontinued Operations

     On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life Insurance Company, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General’s statutory capital and repay $10.0 million of our bank debt. Additionally, we continued to process Pyramid Life’s business through an administrative services agreement until it terminated on December 31, 2003. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life’s assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for the six months ended June 30, 2003.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
June 30, 2004
Unaudited

     Summarized financial data for Pyramid Life’s operations are as follows:

Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Revenues
Premiums, net	$—	$—	$—	$27,964
Net investment income	—	—	—	1,568
Net realized gains	—	—	—	5,965

	—	—	—	35,497

Benefits, Losses and Expenses
Benefits, claims, losses and settlement expenses	—	—	—	20,285
Selling, general and administrative expenses	—	—	—	8,702
Net (deferral) amortization and change in acquisition costs and value of business acquired	—	—	—	(2,445)

	—	—	—	26,542

Income from operations before federal income taxes	—	—	—	8,955
Federal income tax expense	—	—	—	3,223

Income from operations	—	—	—	5,732

Loss on sale of Pyramid Life	—	(39)	—	(2,228)
Federal income tax benefit	—	—	—	(79)

Loss on sale of Pyramid Life, net	—	(39)	—	(2,149)

Income (loss) from discontinued operations	$—	$(39)	$—	$3,583

E. Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$4,892	$6,912	$11,066	$14,291
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax expense (benefit) of $(6,464), $2,868, $(3,032) and $3,777, respectively	(12,004)	5,325	(5,628)	7,016
Reclassification adjustments for net gains included in net income, net of tax expense, of $6, $160, $6 and $327, respectively	(12)	(297)	(11)	(606)
Unrealized gain (loss) adjustment to deferred acquisition costs and value of business acquired, net of tax expense (benefit) of $879, $53, $437 and $(66), respectively	1,632	96	811	(125)
Realized gain due to the sale of Pyramid Life, net of tax expense of $2,016	—	—	—	(3,744)

Comprehensive income (loss)	$(5,492)	$12,036	$6,238	$16,832

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
June 30, 2004
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares:
Basic	34,459,481	34,297,216	34,426,658	34,266,931
Stock awards and incremental shares from assumed exercise of stock options	816,237	22,706	734,863	5,043

Diluted	35,275,718	34,319,922	35,161,521	34,271,974

G. Contingencies and Commitments

     The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.

     Specifically, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits, and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life. Plaintiffs allege causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs seek unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case is scheduled to go to trial in January 2005. The plaintiffs have also filed an action against Provident American Life containing somewhat similar allegations. We believe that we have several valid defenses to these claims and are vigorously contesting plaintiffs’ claims in these actions. However, we cannot predict with certainty the outcome of these actions. Our evaluation of the likely impact of these actions could change in the future. However, we believe that an unfavorable outcome in these cases could have a material adverse effect on our results of operations in a future period, but we do not believe that an unfavorable outcome is likely to have a material adverse effect on our consolidated financial position.

     In addition, we are involved in various other legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from any of these other actions would not materially affect our audited consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

H. Operating Segments

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: Medical, Senior and Other, and Corporate and Other. Products included in the Medical segment include catastrophic and comprehensive major medical plans. Significant products in the Senior and Other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The Corporate and Other segment encompasses all other activities, including investment income, interest expense, and corporate expenses of the parent company. For the three and six months ended June 30, 2003, the segment results exclude the operations of Pyramid

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
June 30, 2004
Unaudited

Life, which was sold on March 31, 2003.

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three and six months ended June 30, 2004 and 2003 attributable to our operating segments. We do not separately allocate investments or other identifiable assets by operating segment, nor are income tax expenses (benefits) allocated by operating segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Medical
Revenues
Net premiums	$62,665	$79,042	$127,892	$164,161
Net investment income	1,248	1,458	2,494	2,933
Net realized gains (losses)	(8)	169	26	346
Other income	3,932	5,531	8,657	12,022

	67,837	86,200	139,069	179,462

Expenses
Benefits and claims	43,885	58,799	86,699	121,305
Other operating expenses	20,970	25,951	44,821	52,718

	64,855	84,750	131,520	174,023

Segment profit before federal income taxes	$2,982	$1,450	$7,549	$5,439

Senior and Other
Revenues
Net premiums	$44,914	$42,402	$88,516	$85,259
Net investment income	5,438	5,011	10,455	9,051
Net realized gains (losses)	27	285	(9)	584
Other income	714	2,284	1,206	2,792

	51,093	49,982	100,168	97,686

Expenses
Benefits and claims	33,558	30,604	67,308	64,404
Other operating expenses	12,463	13,507	25,259	24,916

	46,021	44,111	92,567	89,320

Segment profit before federal income taxes	$5,072	$5,871	$7,601	$8,366

Corporate and Other
Revenues
Net investment income	$—	$(9)	$—	$—
Net realized gains	111	108	221	216

	111	99	221	216

Expenses
Interest expense and financing costs	166	306	338	735
Other operating expenses	495	416	933	811

	661	722	1,271	1,546

Segment loss before federal income taxes	$(550)	$(623)	$(1,050)	$(1,330)

Income from continuing operations before federal income taxes	$7,504	$6,698	$14,100	$12,475

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report, as well as the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2003 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements” for further information.

Overview

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary operating segments. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. The Medical segment includes major medical health insurance for individuals, families, associations and small to mid-size businesses.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups and in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders. Provident American Life also discontinued new sales activities and currently has approximately 500 active major medical certificate holders and 400 life policyholders.

Recent Events

     On August 1, 2004, we assumed the administration and claims processing of the claims for our Ohio insureds of Central Reserve. Previously, we had outsourced this claims processing to a third party vendor. The agreement with the third party terminated as of July 31, 2004.

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

Results of Operations

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Results of continuing operations for the three and six months ended June 30, 2004 and 2003 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. For more information on the Pyramid Life sale, see Note D. Discontinued Operations to our condensed consolidated financial statements.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

	Three Months Ended June 30,	Three Months Ended June 30,	Increase (Decrease) from Previous Year
	2004	2003	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$62,665	$79,042	$(16,377)	(20.7)%
Senior and other	44,914	42,402	2,512	5.9

Total	107,579	121,444	(13,865)	(11.4)
Net investment income	6,686	6,460	226	3.5
Net realized gains	130	562	(432)	(76.9)
Fee and other income	4,294	7,396	(3,102)	(41.9)
Amortization of deferred reinsurance gain	352	419	(67)	(16.0)

Consolidated revenues	119,041	136,281	(17,240)	(12.7)

Benefits, claims, losses and settlement expenses
Medical	43,885	58,799	(14,914)	(25.4)
Senior and other	33,558	30,604	2,954	9.7

Total	77,443	89,403	(11,960)	(13.4)
Selling, general and administrative expenses	32,963	37,218	(4,255)	(11.4)
Net amortization and change in acquisition costs and value of business acquired	965	2,656	(1,691)	(63.7)
Interest expense and financing costs	166	306	(140)	(45.8)

	111,537	129,583	(18,046)	(13.9)

Income from continuing operations before federal income taxes	7,504	6,698	806	12.0
Federal income tax expense (benefit)	2,612	(253)	2,865	N/M

Income from continuing operations	4,892	6,951	(2,059)	(29.6)

Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	—	—	—
Loss on sale of Pyramid Life, net of tax	—	(39)	39	100.0

Loss from discontinued operations	—	(39)	39	100.0

Net income	$4,892	$6,912	$(2,020)	(29.2)

Basic earnings per share	$0.14	$0.20	$(0.06)	(30.0)
Diluted earnings per share	0.14	0.20	(0.06)	(30.0)

Medical loss ratio	70.0%	74.4%	—	—
Senior loss ratio	74.7%	72.2%	—	—
Overall loss ratio	72.0%	73.6%	—	—

N/M = not meaningful

Net Premiums (net of reinsurance ceded)

     For the quarter ended June 30, 2004, total net premiums decreased 11.4% to $107.6 million, compared to $121.4 million for the second quarter of 2003. The decrease was attributable to a 20.7% decrease in medical premiums offset by a 5.9% increase in senior and other premiums.

     Medical

     Medical premiums for the quarter ended June 30, 2004 were $62.7 million, compared to $79.0 million for the quarter ended June 30, 2003, a decrease of 20.7%. The decrease in medical premiums was primarily the result of a 28.3% decrease in major medical certificates in force from 103,714 at June 30, 2003 to 74,326 at June 30, 2004 due to higher lapsation rates. We believe that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004 we have experienced higher than anticipated lapse rates on new business.

     New business production increased in the second quarter of 2004 compared to the second quarter of 2003, partially offsetting the higher than anticipated lapse rates. In 2004, we will continue to focus sales in a reduced number of geographic locations which have historically produced favorable underwriting results. We believe the decline in major medical premium will moderate to 5% in the last six months of 2004 as the increased level of new business production is expected to begin to approach the level of renewal business which is lapsing.

     Senior and Other

     Senior and other premiums increased $2.5 million, or 5.9%, to $44.9 million for the quarter ended June 30, 2004, compared to $42.4 million for the same quarter in 2003. The increase was primarily due to an increase in new business production of Medicare supplement policies and growth of our senior life product in the second quarter of 2004, compared to the same period of 2003. The increase in Medicare supplement new business production was due primarily to the introduction of new standardized Medicare supplement plans at Continental General and Central Reserve. Medicare supplement premium is expected to increase 9% in 2004 due primarily to the introduction of new standardized plans and expanded distribution through our Central Reserve subsidiary.

Other Revenues

     Net investment income was $6.7 million for the second quarter of 2004, compared to $6.5 million for the second quarter of 2003, an increase of 3.5%. The book yield of our investment portfolio at June 30, 2004 was 5.35%, which produces an annualized income stream of approximately $25.7 million.

     Net realized gains decreased to $0.1 million for the second quarter of 2004, compared to $0.6 million for the second quarter of 2003. The decrease was primarily attributable to gains generated on the sale of collateralized mortgage obligations (CMOs) and corporate bonds in the second quarter of 2003.

     Fee and other income decreased to $4.3 million for the quarter ended June 30, 2004, compared to $7.4 million for the same quarter of 2003, a decrease of 41.9%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income and $1.9 million of fees in the second quarter of 2003 related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003.

     The amortization of deferred reinsurance gain of $0.4 million for the quarter ended June 30, 2004 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $8.7 million at June 30, 2004 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses decreased to $77.4 million for the quarter ended June 30, 2004, compared to $89.4 million for the second quarter of 2003, a decrease of 13.4%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $43.9 million for the quarter ended June 30, 2004, compared to $58.8 million for the second quarter of 2003, a decrease of 25.4%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of higher than anticipated lapse rates. In addition, the medical loss ratio was 70.0% for the quarter ended June 30, 2004, compared to 74.4% for the same quarter of 2003. The improvement in the loss ratio was due to lower health claim trends in 2004 and favorable run-off of prior quarter claim reserves. The loss ratio is expected to increase in the second half of the year as policyholders meet their annual required co-payments and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $33.6 million for the quarter ended June 30, 2004, compared to $30.6 million in the second quarter of 2003, an increase of 9.7%. The senior and other loss ratio was 74.7% for the second quarter of 2004, compared to 72.2% for the second quarter of 2003. The increase in the loss ratio in the second quarter of 2004 was primarily due to an increase in the Medicare supplement loss ratio, which was partially offset by improved long-term care experience. The second quarter 2004 Medicare supplement loss ratio was higher than expected due, in part, to the adverse development of the March 31, 2004 reserve levels. This loss ratio is expected to moderate in the second half of the year.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $33.0 million in the second quarter of 2004, compared to $37.2 million in the second quarter of 2003, a decrease of 11.4%. Commissions decreased $1.8 million and other operating expenses decreased $3.4 million as a direct result of the decline in medical premiums. As a percentage of premium, selling, general and administrative expenses were 30.6% in the second quarter of 2004, which was comparable to the second quarter of 2003.

     The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $1.0 million for the second quarter of 2004 compared to net amortization of $2.7 million for the second quarter of 2003. In the second quarter of 2003, rate increases accelerated policy lapsation resulting in higher amortization of DAC. In the Medical segment, the rate of decline on the DAC asset moderated to $1.6 million in the second quarter of 2004 and this level is expected to continue in subsequent quarters. We continue to maintain a conservative approach of deferring new business costs.

     Interest expense and financing costs decreased to $0.2 million in the second quarter of 2004, compared to $0.3 million in the second quarter of 2003 as a result of a decrease in outstanding debt and lower interest rates.

     Income from continuing operations before federal income taxes increased 12.0% to $7.5 million for the second quarter of 2004, compared to $6.7 million for the same period in 2003.

     A federal income tax expense of $2.6 million was recorded for the second quarter of 2004. The effective tax rate was 34.8% of the income from continuing operations before federal income taxes. In the second quarter of 2003, a federal income tax benefit of $0.3 million was recorded, which included a $2.7 million reduction to the deferred tax valuation allowance, or $0.08 per share, as a result of the improved profitability of certain subsidiaries in the Medical segment.

     Income from continuing operations was $4.9 million, or $0.14 per share, for the second quarter of 2004, compared to $7.0 million, or $0.20 per share for the second quarter of 2003. For the second quarter of 2004, net income was $4.9 million, or $0.14 per share, compared to $6.9 million, or $0.20 per share, for the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,	Six Months Ended June 30,	Increase (Decrease) from Previous Year
	2004	2003	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$127,892	$164,161	$(36,269)	(22.1)%
Senior and other	88,516	85,259	3,257	3.8

Total	216,408	249,420	(33,012)	(13.2)
Net investment income	12,949	11,984	965	8.1
Net realized gains	238	1,146	(908)	(79.2)
Fee and other income	9,102	13,738	(4,636)	(33.7)
Amortization of deferred reinsurance gain	761	1,076	(315)	(29.3)

Consolidated revenues	239,458	277,364	(37,906)	(13.7)

Benefits, claims, losses and settlement expenses
Medical	86,699	121,305	(34,606)	(28.5)
Senior and other	67,308	64,404	2,904	4.5

Total	154,007	185,709	(31,702)	(17.1)
Selling, general and administrative expenses	66,574	75,388	(8,814)	(11.7)
Net amortization and change in acquisition costs and value of business acquired	4,439	3,057	1,382	45.2
Interest expense and financing costs	338	735	(397)	(54.0)

	225,358	264,889	(39,531)	(14.9)

Income from continuing operations before federal income taxes	14,100	12,475	1,625	13.0
Federal income tax expense	3,034	1,767	1,267	71.7

Income from continuing operations	11,066	10,708	358	3.3

Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	5,732	(5,732)	(100.0)
Loss on sale of Pyramid Life, net of tax	—	(2,149)	2,149	100.0

Income from discontinued operations	—	3,583	(3,583)	(100.0)

Net income	$11,066	$14,291	$(3,225)	(22.6)

Basic earnings per share	$0.32	$0.42	$(0.10)	(23.8)
Diluted earnings per share	0.31	0.42	(0.11)	(26.2)

Medical loss ratio	67.8%	73.9%	—	—
Senior loss ratio	76.0%	75.5%	—	—
Overall loss ratio	71.2%	74.5%	—	—

Net Premiums (net of reinsurance ceded)

     For the six months ended June 30, 2004, total net premiums decreased 13.2% to $216.4 million, compared to $249.4 million for the same period in 2003.

     Medical

     Medical premiums for the six months ended June 30, 2004 were $127.9 million, compared to $164.2 million for the six months ended June 30, 2003, a decrease of 22.1%. The decrease in medical premiums was primarily the result of a 28.3% decrease in major medical certificates in force from 103,714 at June 30, 2003 to 74,326 at June 30, 2004 due to higher lapsation rates. We believe that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004 we have experienced higher than anticipated lapse rates on new business.

     New business production increased in the first six months of 2004, compared to the first six months of 2003, partially offsetting the higher than anticipated lapse rates. In 2004, we will continue to focus sales in a reduced number of geographic locations which have historically produced favorable underwriting results. We believe increased production levels in the second half of 2004 and the decline in major medical premium will moderate to 5% in the last six months of 2004 as the increased level of new business production is expected to begin to approach the level of renewal business which is lapsing.

     Senior and Other

     Senior and other premiums increased $3.3 million to $88.5 million for the six months ended June 30, 2004, compared to $85.3 million for the same period in 2003. The change in senior and other premiums was primarily the result of an increase in the growth of our senior life product. In addition, new business production of Medicare supplement policies increased in the first six months of 2004, compared to the same period of 2003, due primarily to the introduction of new standardized Medicare supplement plans at Continental General and Central Reserve. Medicare supplement premium is expected to increase 9% in 2004 due primarily to the introduction of new standardized plans and expanded distribution through our Central Reserve subsidiary.

Other Revenues

     Net investment income was $12.9 million for the first six months of 2004, compared to $12.0 million for the first six months of 2003, an increase of 8.1%. This increase was the result of an increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. The book yield of our investment portfolio at June 30, 2004 was 5.35%, which produces an annualized income stream of approximately $25.7 million.

     Net realized gains decreased to $0.2 million for the first half of 2004, compared to $1.1 million for the first half of 2003. The decrease was primarily attributable to gains generated on the sale of collateralized mortgage obligations (CMOs) and corporate bonds in the first six months of 2003.

     Fee and other income decreased to $9.1 million for the six months ended June 30, 2004, compared to $13.7 million for the same six months of 2003, a decrease of 33.7%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income and $1.9 million of fees in the first half of 2003 related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003.

     The amortization of deferred reinsurance gain of $0.8 million for the six months ended June 30, 2004 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $8.7 million at June 30, 2004 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $1.1 million for the first six months ended June 30, 2003 due to diminishing levels of in force certificates.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses decreased to $154.0 million for the six months ended June 30, 2004, compared to $185.7 million for the first six months of 2003, a decrease of 17.1%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $86.7 million for the six months ended June 30, 2004, compared to $121.3 million for the same period in 2003, a decrease of 28.5%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of exiting unprofitable states and higher than anticipated lapse rates. In addition, the medical loss ratio was 67.8% for the six months ended June 30, 2004, compared to 73.9% for the same period in 2003. The improvement in the loss ratio was due to lower health claim trends in 2004 and favorable run-off of prior year claim reserves. The loss ratio is expected to increase in the second half of the year as policyholders meet their annual required co-payments and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $67.3 million for the six months ended June 30, 2004, compared to $64.4 million for the same period in 2003. The senior and other loss ratio was 76.0% for the first half of 2004, compared to 75.5% for the same period in 2003. This increase was due to higher than expected Medicare supplement claims in the first half of the year, as well as compared to 2003. The Medicare supplement loss ratio was 70.7% for the first six months of 2004, compared to 69.5% in 2003. This loss ratio is expected to decrease in the second half of the year due to a moderation of the higher claim trend, as well as the historical seasonality of this product.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $66.6 million in the first half of 2004, compared to $75.4 million for the same period in 2003, a decrease of 11.7%. Commissions decreased $5.7 million and other operating expenses decreased $5.0 million as a direct result of the decline in medical premiums. As a percentage of premium, selling, general and administrative expenses increased to 30.8% in the first six months of 2004, compared to 30.2% in the first six months of 2003. The increase in the selling, general and administrative expense ratio was primarily due to an approximately $1.0 million increase in consulting expenses and salaries due to bringing our Cleveland data processing and programming back in-house from a third party vendor offset by a decrease in the overall effective commission rate as a result of lower first year premium.

     The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $4.4 million for the first six months of 2004, compared to net amortization of $3.1 million for the first six months of 2003. Higher assumed lapse rates on existing business caused a significant increase in the level of DAC amortization in the first six months of 2004. The rate of decline on the DAC asset is expected to moderate in subsequent quarters. We continue to maintain a conservative approach of deferring new business costs.

     Interest expense and financing costs decreased to $0.3 million in the first six months of 2004, compared to $0.7 million in the first six months of 2003 as a result of a decrease in outstanding debt and lower interest rates.

     Income from continuing operations before federal income taxes increased 13.0% to $14.1 million for the first six months of 2004, compared to $12.5 million for the same period in 2003.

     A federal income tax expense of $3.0 million was recorded for the first six months of 2004, which included a $1.9 million reduction to the deferred tax valuation allowance. As a result of the continued profitability of the Company and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, we reduced our deferred tax valuation allowance $1.9 million, or $0.05 per share, in the first six months of 2004. At June 30, 2004, we have a deferred tax asset of approximately $3.0 million with a corresponding 100% valuation allowance established related to the remaining NOLs. A continued pattern of taxable income could result in the reduction of the remaining $3.0 million valuation allowance in subsequent quarters. The effective tax rate, including the $1.9 million reduction to the deferred tax valuation allowance, was 21.5% of the income from continuing operations before federal income taxes. In the first six months of 2003, a federal income tax expense of $1.8 million was recorded, which included a $2.7 million reduction to the deferred tax valuation allowance, or $0.08 per share, as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate for the first half of 2003, including the $2.7 million reduction to the deferred tax valuation allowance, was 14.2% of the income from continuing operations before federal income taxes.

     Income from continuing operations was $11.1 million, or $0.31 per share, for the first six months of 2004, compared to $10.7 million, or $0.31 per share for the first six months of 2003. Income from the discontinued operations of Pyramid Life for the first six months of 2003 was $3.6 million, or $0.11 per share (which included $3.9 million of net realized investment gains, $1.8 million of operating income and an additional loss on the sale of $2.1 million). For the first six months of 2004, net income was $11.1 million, or $0.31 per share, compared to $14.3 million, or $0.42 per share, for the first six months of 2003, which included $3.6 million, or $0.11 per share, from Pyramid Life.

Liquidity and Capital Resources

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended June 30, 2004 was $7.2 million, compared to

$34.7 million at June 30, 2003. The decrease in cash provided by operating activities was primarily the result of the following:

•	the prior period included a $12.1 million increase in future policy benefits, claims and funds payable due to Continental General’s assumption of certain interest sensitive whole-life policies from Pyramid Life on March 31, 2003;

•	the prior period reflected a larger reduction in our reinsurance receivable due to the final settlement of our London Life reinsurance receivable in the first half of 2003 and a larger decline in our reinsurance receivable and reserves ceded balances; and

•	the significant reduction in our major medical claims inventory as of June 30, 2004.

     Assets decreased 1.4% to $762.7 million at June 30, 2004 from $773.9 million at December 31, 2003. Assets of $488.8 million, or 64.1% of the total assets, were in investments at June 30, 2004. Fixed maturities, our primary investment, were $483.2 million, or 98.8% of total investments, at June 30, 2004, compared to $479.1 million at December 31, 2003. Other investments consist of policy loans and mortgage loans, and an investment in a limited partnership. We have classified all of our fixed maturities as “available-for-sale” and accordingly have reported them at estimated fair value at June 30, 2004.

     Approximately 96.5% of our bonds were of investment grade quality at June 30, 2004. In addition to the fixed maturities, we also had $17.4 million in cash and cash equivalents of which $6.6 million was restricted at June 30, 2004.

     The total reinsurance receivable was $140.4 million at June 30, 2004. Of this amount, $139.2 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 87.2% of the total liabilities at June 30, 2004, compared to 85.7% at December 31, 2003.

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At June 30, 2004, the interest rate on our term loan A balance of $3.5 million was 4.56% per annum and the interest rate on our term loan B balance of $8.4 million was 5.31% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At June 30, 2004, we were in compliance with these covenants.

     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off balance sheet financing other than normal operating leases.

Contractual Obligations. The following schedule summarizes current and future contractual obligations as of June 30, 2004:

	Payments Due by Year
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$11,875	$2,375	$5,875	$3,625	$—
Operating leases	25,816	2,828	4,556	3,982	14,450
Unfunded investment commitments (1)	3,078	3,078	—	—	—

Total contractual obligations	$40,769	$8,281	$10,431	$7,607	$14,450

(1)	Represents estimated timing for fulfilling unfunded commitments for investments in a limited partnership. Outstanding commitments with this limited partnership are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. In the second quarter of 2004, the partnership made capital calls on Continental General’s limited partnership commitment of $1.9 million. At June 30, 2004, we had outstanding unfunded commitments totaling $3.1 million related to this limited partnership.

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

Legal Proceedings

     The nature of our business subjects us to a variety of legal actions and claims, which from time to time may be material. For more information, see “Part II. Other Information, Item 1. Legal Proceedings” on page 33.

Financial Information about Operating Segments

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

     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and have determined that all of our investments are to be classified as available-for-sale. Available-for-sale securities are carried at fair value. If management believes a decline in the value of a particular investment is temporary, the decline is reported as an unrealized capital loss in Stockholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations. As of June 30, 2004, we had gross unrealized losses on individual available-for-sale investments of $5.7 million, compared to $2.9 million at December 31, 2003. There were 16 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $1.9 million at June 30, 2004, compared to six securities with unrealized losses totaling $0.4 million at December 31, 2003. None of our investments are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at June 30, 2004.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $13.6 million after-tax at June 30, 2004. This amount represents approximately 7.1% of our stockholders’ equity at such date.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The information called for by this item is provided under the caption “Market Risk and Management Policies” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

     Changes in internal control. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.

     Specifically, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits, and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life. Plaintiffs allege causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs seek unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case is scheduled to go to trial in January 2005. The plaintiffs have also filed an action against Provident American Life containing somewhat similar allegations. We believe that we have several valid defenses to these claims and are vigorously contesting plaintiffs’ claims in these actions. However, we cannot predict with certainty the outcome of these actions. Our evaluation of the likely impact of these actions could change in the future. However, we believe that an unfavorable outcome in these cases could have a material adverse effect on our results of operations in a future period, but we do not believe that an unfavorable outcome is likely to have a material adverse effect on our consolidated financial position.

     In addition, we are involved in various other legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from any of these other actions would not materially affect our audited consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

     In the second quarter of 2004, we issued 39,024 shares of our common stock to various investors upon the cashless exercise of warrants that were issued in July 1998. These warrants were fully exercisable for 187,416 shares. These issuances were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on May 19, 2004.

b)	Proxies were solicited for election of Class II directors by Ceres’ management pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitations in opposition to management’s nominees as listed in the proxy statement were made. All of management’s nominees (Michael A. Cavataio, Bradley E. Cooper and James J. Ritchie) were elected for a three-year term to hold office until the 2007 annual meeting of stockholders and until their successors are elected and qualified.

c)	The matters voted upon were the following:

1.	With respect to the election of three Class II directors to serve for a term of three years ending at the 2007 Annual Meeting of Stockholders:

Name	For	Withheld
Michael A. Cavataio	30,353,053	1,277,117
Bradley E. Cooper	30,348,103	1,282,067
James J. Ritchie	30,561,405	1,068,765

2.	With respect to a proposal to amend Ceres’ 1998 Key Employee Share Incentive Plan to increase the number of shares available for grant by an additional 1,000,000 shares and authorize the grant of stock and restricted stock awards to our officers, non-employee directors, consultants and advisors:

For	12,799,104
Against	10,640,333
Abstentions	135,540
Non-votes	8,055,192

3.	With respect to a Section 162(m) proposal to approve performance-based compensation for Thomas J. Kilian, Ceres’ Chief Executive Officer and President:

For	22,783,217
Against	651,232
Abstentions	140,528
Non-votes	8,055,192

d)	Not applicable.

Item 5. Other Information

     As previously disclosed in our report on Form 8-K, filed with the SEC on May 28, 2004, our Board of Directors, at its May 19, 2004 meeting, approved amendments to our Bylaws to provide a procedure for stockholders to nominate one or more persons for election as directors (Section 1.14). The full text of our Amended and Restated Bylaws, as amended on May 19, 2004, was attached to that Form 8-K as Exhibit 3.2.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

10.47	Employment Agreement, effective as of July 1, 2004, between Ceres Group, Inc. and Ernest T. Giambra, Jr.

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K:

On May 10, 2004, we filed a current report on Form 8-K to disclose our earnings for the first quarter of 2004 and to announce the election of Lynn C. Miller to our Board of Directors.

On May 28, 2004, we filed a current report on Form 8-K to disclose the approved amendments to our Bylaws to provide a procedure for stockholders to nominate one or more persons for election as directors and to clarify language regarding who may call a special meeting of our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERES GROUP, INC.

Date: August 9, 2004	By:	/s/ David I. Vickers

David I. Vickers
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer and Chief Accounting
Officer)