Form 10-Q
period 2004-09-30
CERES GROUP INC
filed 2004-11-09
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 0-8483

CERES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)

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

     The number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2004 was 34,508,048.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$478,550	$479,089
Limited partnership	1,892	—
Surplus notes	—	1,006
Policy and mortgage loans	3,686	4,185

Total investments	484,128	484,280
Cash and cash equivalents (of which $6,560 and $6,978 is restricted, respectively)	31,058	26,394
Accrued investment income	4,537	5,658
Premiums receivable	4,092	4,443
Reinsurance receivable	135,534	143,397
Property and equipment, net	5,533	5,527
Deferred acquisition costs	66,412	69,609
Value of business acquired	11,432	13,034
Goodwill	10,657	10,657
Licenses	3,440	3,440
Other assets	7,013	7,475

Total assets	$763,836	$773,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims	$350,941	$341,263
Unearned premiums	35,525	33,993
Other policy claims and benefits payable	104,875	129,237

	491,341	504,493
Deferred reinsurance gain	8,357	9,456
Other policyholders’ funds	17,102	20,821
Debt	11,313	13,000
Deferred federal income taxes payable	6,428	9,572
Other liabilities	26,633	31,433

Total liabilities	561,174	588,775

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,495,363 and 34,391,398 shares issued and outstanding, respectively	34	34
Additional paid-in capital	133,920	133,549
Retained earnings	60,854	44,378
Accumulated other comprehensive income	7,854	7,178

Total stockholders’ equity	202,662	185,139

Total liabilities and stockholders’ equity	$763,836	$773,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES
Premiums, net
Medical	$60,097	$72,593	$187,989	$236,754
Senior and other	46,182	43,439	134,698	128,698

Total premiums, net	106,279	116,032	322,687	365,452
Net investment income	6,285	6,588	19,234	18,572
Net realized gains	163	184	401	1,330
Fee and other income	4,463	6,758	13,565	20,496
Amortization of deferred reinsurance gain	337	355	1,098	1,431

	117,527	129,917	356,985	407,281

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	44,468	53,327	131,167	174,632
Senior and other	34,494	32,200	101,802	96,604

Total benefits, claims, losses and settlement expenses	78,962	85,527	232,969	271,236
Selling, general and administrative expenses	34,528	35,713	101,102	111,101
Net amortization and change in acquisition costs and value of business acquired	187	1,756	4,626	4,813
Interest expense and financing costs	169	291	507	1,026

	113,846	123,287	339,204	388,176

Income from continuing operations before federal income taxes	3,681	6,630	17,781	19,105
Federal income tax expense (benefit)	(1,729)	2,430	1,305	4,197

Income from continuing operations	5,410	4,200	16,476	14,908

Discontinued operations
Income from operations of Pyramid Life (less tax expense of $3,223)	—	—	—	5,732
Loss on sale of Pyramid Life (less tax benefit of $79)	—	—	—	(2,149)

Income from discontinued operations	—	—	—	3,583

Net income	$5,410	$4,200	$16,476	$18,491

Basic earnings per share
Continuing operations	$0.16	$0.12	$0.48	$0.43
Discontinued operations	—	—	—	0.11

Net income	$0.16	$0.12	$0.48	$0.54

Diluted earnings per share
Continuing operations	$0.16	$0.12	$0.47	$0.43
Discontinued operations	—	—	—	0.11

Net income	$0.16	$0.12	$0.47	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at September 30, 2004	$34

Additional Paid-in Capital
Balance at beginning of year	$133,549
Issuance of stock:
Employee/agent benefit and stock purchase plans	371

Balance at September 30, 2004	$133,920

Retained Earnings
Balance at beginning of year	$44,378
Net income	16,476

Balance at September 30, 2004	$60,854

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,178
Unrealized gain on securities, net of tax expense of $363 (1)	676

Balance at September 30, 2004	$7,854

Total Stockholders’ Equity	$202,662

Number of Shares of Common Stock
Balance at beginning of year	34,391,398
Issuance of stock:
Employee/agent benefit and stock purchase plans	42,034
Warrants exercised	61,931

Balance at September 30, 2004	34,495,363

(1)	Net of reclassification adjustments. See Note E. Comprehensive Income (Loss) for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$16,476	$18,491
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(3,583)
Depreciation and amortization	2,716	2,725
Net realized gains	(401)	(1,330)
Deferred federal income taxes	(3,506)	(910)
Impairment of intangible asset, licenses	—	146
Changes in assets and liabilities:
Accrued investment income	1,121	362
Reinsurance and premiums receivable	8,214	25,883
Deferred acquisition costs	2,985	3,301
Value of business acquired	1,641	1,512
Other assets	901	2,243
Future policy benefits, claims and funds payable	(22,516)	(3,182)
Unearned premium	1,532	(543)
Deferred reinsurance gain	(1,098)	(1,277)
Federal income taxes payable/recoverable	(1,393)	3,458
Other liabilities	(3,513)	756

Net cash provided by operating activities	3,159	48,052

Investing activities
Net purchases of furniture and equipment	(910)	(1,524)
Purchase of fixed maturities available-for-sale	(87,272)	(188,631)
Investment in limited partnership (net of distributions)	(1,892)	—
Decrease (increase) in policy and mortgage loans, net	499	(145)
Proceeds from sales of fixed maturities available-for-sale	27,445	38,099
Proceeds from calls and maturities of fixed maturities available-for-sale	60,838	72,832
Net proceeds from sale of Pyramid Life	—	55,261

Net cash used in investing activities	(1,292)	(24,108)

Financing activities
Increase in annuity account balances	19,462	10,680
Decrease in annuity account balances	(15,349)	(13,627)
Principal payments on debt	(1,687)	(12,811)
Proceeds from issuance of common stock related to employee/agent benefit and stock purchase plans	371	214

Net cash provided by (used in) financing activities	2,797	(15,544)

Net increase in cash	4,664	8,400
Cash and cash equivalents at beginning of year	26,394	32,118

Cash and cash equivalents at end of period	$31,058	$40,518

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$433	$745
Cash paid during the period for federal income taxes	6,204	1,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2004
Unaudited

A. Summary of Business and Significant Accounting Policies

Summary of Business

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     The condensed consolidated financial statements for September 30, 2004 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company. On March 31, 2003, we sold the stock of Pyramid Life Insurance Company to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations for further information. As a result of the sale of Pyramid Life, our condensed consolidated financial statements for the nine months ended September 30, 2003 present the discontinued operations of Pyramid Life separate from continuing operations.

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
September 30, 2004
Unaudited

     Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2004 and December 31, 2003, restricted cash was $6.6 million and $7.0 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

     Investments

     Our insurance subsidiaries have certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.

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
September 30, 2004
Unaudited

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

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$5,410	$4,200	$16,476	$18,491
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(146)	(26)	(28)	1,011	(1)

Pro forma net income	$5,264	$4,174	$16,448	$19,502

Earnings per share
Basic-as reported	$0.16	$0.12	$0.48	$0.54
Basic-pro forma	$0.15	$0.12	$0.48	$0.57
Diluted-as reported	$0.16	$0.12	$0.47	$0.54
Diluted-pro forma	$0.15	$0.12	$0.47	$0.57

(1)	For the nine months ended September 30, 2003, there was a positive pro forma impact on net income due to the forfeiture of options resulting from employee terminations.

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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
Unaudited

EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The recognition and measurement guidance of EITF 03-01 was effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delayed the original effective date of the recognition and measurement guidance of EITF 03-01 until the FASB deliberates certain issues related to the implementation of EITF 03-01.

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

B. Debt

	September 30,	December 31,
	2004	2003
	(dollars in thousands)
Bank credit facility	$11,313	$13,000

     On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay-off the then existing term loan balance and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay-off of the former credit agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% is being amortized over the lives of the new term loans.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
Unaudited

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At September 30, 2004, the interest rate on our term loan A balance of $3.2 million was 5.04% per annum and the interest rate on our term loan B balance of $8.1 million was 5.79% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At September 30, 2004, we were in compliance with these covenants.

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
September 30, 2004
Unaudited

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
September 30, 2004
Unaudited

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Premiums, net
Direct	$125,413	$139,970	$383,390	$437,178
Ceded	(19,134)	(23,938)	(60,703)	(71,726)

Total premiums, net	$106,279	$116,032	$322,687	$365,452

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$89,637	$100,432	$274,229	$316,215
Reinsurance recoveries	(10,675)	(14,905)	(41,260)	(44,979)

Total benefits, claims, losses and settlement expenses, net	$78,962	$85,527	$232,969	$271,236

Selling, general and administrative expenses
Commissions	$17,190	$17,204	$50,582	$56,330
Other operating expenses	18,631	23,035	59,950	69,371
California litigation settlements	3,250	—	3,250	—
Reinsurance allowances	(4,543)	(4,526)	(12,680)	(14,600)

Total selling, general and administrative expenses	$34,528	$35,713	$101,102	$111,101

D. Discontinued Operations

     On March 31, 2003, we sold the stock of our indirect subsidiary, Pyramid Life Insurance Company, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General’s statutory capital and repay $10.0 million of our bank debt. Additionally, we continued to process Pyramid Life’s business through an administrative services agreement until it terminated on December 31, 2003. Consistent with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale at December 31, 2002, and was measured at its fair value less cost to sell. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life’s assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for the nine months ended September 30, 2003.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
Unaudited

     Summarized financial data for Pyramid Life’s operations are as follows:

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Revenues
Premiums, net	$—	$—	$—	$27,964
Net investment income	—	—	—	1,568
Net realized gains	—	—	—	5,965

	—	—	—	35,497

Benefits, Losses and Expenses
Benefits, claims, losses and settlement expenses	—	—	—	20,285
Selling, general and administrative expenses	—	—	—	8,702
Net (deferral) amortization and change in acquisition costs and value of business acquired	—	—	—	(2,445)

	—	—	—	26,542

Income from operations before federal income taxes	—	—	—	8,955
Federal income tax expense	—	—	—	3,223

Income from operations	—	—	—	5,732

Loss on sale of Pyramid Life	—	—	—	(2,228)
Federal income tax benefit	—	—	—	(79)

Loss on sale of Pyramid Life, net	—	—	—	(2,149)

Income from discontinued operations	$—	$—	$—	$3,583

E. Comprehensive Income (Loss)

     Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$5,410	$4,200	$16,476	$18,491
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax expense (benefit) of $3,479, ($2,230), $447 and $1,547, respectively	6,460	(4,138)	832	2,878
Reclassification adjustments for net gains included in net income, net of tax expense of $17, $25, $23 and $352, respectively	(33)	(49)	(44)	(655)
Unrealized loss adjustment to deferred acquisition costs and value of business acquired, net of tax benefit of $498, $922, $61 and $988, respectively	(923)	(1,709)	(112)	(1,834)
Realized gain due to the sale of Pyramid Life, net of tax expense of $2,016	—	—	—	(3,744)

Comprehensive income (loss)	$10,914	$(1,696)	$17,152	$15,136

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares:
Basic	34,495,077	34,339,582	34,449,631	34,291,416
Stock awards and incremental shares from assumed exercise of stock options	260,053	55,714	575,299	19,021

Diluted	34,755,130	34,395,296	35,024,930	34,310,437

G. Contingencies and Commitments

     The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.

     As previously disclosed, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits (AACB), and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life through the AACB. Plaintiffs alleged causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs sought unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case was scheduled to go to trial in January 2005. The plaintiffs also filed an action against Provident American Life containing somewhat similar allegations. On September 15, 2004, we announced that we had agreed to settle these lawsuits. The settlements contemplate payments to class members and others, as well as certain attorneys’ fees and costs. In the third quarter of 2004, we recorded a pre-tax charge of $3.25 million ($2.1 million after-tax or $0.06 per share). Although the final amount of the settlement payout may vary, we believe that the ultimate payout will not materially exceed that amount. These California litigation settlements do not involve any admission of wrongdoing by the Company or any subsidiary.

     In addition, we are involved in various other legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
Unaudited

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

H. Federal Income Taxes

     We account for federal income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary. During the third quarter of 2004, we evaluated our valuation allowance for deferred taxes and determined that no valuation allowance was required on the remaining net operating loss carryforwards of $3.8 million due to the continued profitability of the Company and the projection of a continued pattern of taxable income in future periods sufficient to utilize these net operating losses. Accordingly, our net change in the deferred tax valuation allowance during the three and nine months ended September 30, 2004, including the current year utilization, was $3.0 million, or $0.09 per share, and $5.0 million, or $0.14 per share, respectively. In the third quarter of 2003, the deferred tax valuation allowance was not adjusted. In the first nine months of 2003, the deferred tax valuation allowance was reduced by $2.7 million, or $0.08 per share as a result of the utilization of net operating loss carryforwards of certain subsidiaries in the Medical segment.

I. Operating Segments

     We apply SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires us to report information about our operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. We have three distinct operating segments based upon product types: Medical, Senior and Other, and Corporate and Other. Products included in the Medical segment include catastrophic and comprehensive major medical plans. Significant products in the Senior and Other segment include Medicare supplement, long-term care, dental, life insurance, and annuities. The Corporate and Other segment encompasses all other activities, including investment income, interest expense, and corporate expenses of the parent company. For the nine months ended September 30, 2003, the segment results exclude the operations of Pyramid Life, which was sold on March 31, 2003.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - Continued
September 30, 2004
Unaudited

     The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the three and nine months ended September 30, 2004 and 2003 attributable to our operating segments. We do not separately allocate investments or other identifiable assets by operating segment, nor are income tax expenses (benefits) allocated by operating segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Medical
Revenues
Net premiums	$60,097	$72,593	$187,989	$236,754
Net investment income	964	1,315	3,458	4,248
Net realized gains (losses)	(6)	(3)	20	343
Other income	4,236	4,934	12,893	16,956

	65,291	78,839	204,360	258,301

Expenses
Benefits and claims	44,468	53,327	131,167	174,632
Other operating expenses	22,593	23,230	67,414	75,948

	67,061	76,557	198,581	250,580

Segment profit (loss) before federal income taxes	$(1,770)	$2,282	$5,779	$7,721

Senior and Other
Revenues
Net premiums	$46,182	$43,439	$134,698	$128,698
Net investment income	5,317	5,268	15,772	14,319
Net realized gains	56	77	47	661
Other income	564	2,173	1,770	4,965

	52,119	50,957	152,287	148,643

Expenses
Benefits and claims	34,494	32,200	101,802	96,604
Other operating expenses	11,837	13,885	37,096	38,801

	46,331	46,085	138,898	135,405

Segment profit before federal income taxes	$5,788	$4,872	$13,389	$13,238

Corporate and Other
Revenues
Net investment income	$4	$5	$4	$5
Net realized gains	113	110	334	326
Other income	—	6	—	6

	117	121	338	337

Expenses
Interest expense and financing costs	169	291	507	1,026
Other operating expenses	285	354	1,218	1,165

	454	645	1,725	2,191

Segment loss before federal income taxes	$(337)	$(524)	$(1,387)	$(1,854)

Income from continuing operations before federal income taxes	$3,681	$6,630	$17,781	$19,105

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

Overview

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary operating segments. The Medical segment includes major medical health insurance for individuals, families, associations and small to mid-size businesses. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs, Ceres also provides medical cost management services to its insureds.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups and in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders. Provident American Life also discontinued new sales activities and currently has less than 400 active major medical certificate holders and 400 life policyholders.

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

Results of Operations

     On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Results of continuing operations for the three and nine months ended September 30, 2004 and 2003 include the operations of all our subsidiaries for the entire period with the exception of Pyramid Life. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for the nine months ended September 30, 2003. For more information on the Pyramid Life sale, see

     Note D. Discontinued Operations to our condensed consolidated financial statements.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

	Three Months Ended September 30,	Three Months Ended September 30,	Increase (Decrease) from Previous Year
	2004	2003	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$60,097	$72,593	$(12,496)	(17.2)%
Senior and other	46,182	43,439	2,743	6.3

Total	106,279	116,032	(9,753)	(8.4)
Net investment income	6,285	6,588	(303)	(4.6)
Net realized gains	163	184	(21)	(11.4)
Fee and other income	4,463	6,758	(2,295)	(34.0)
Amortization of deferred reinsurance gain	337	355	(18)	(5.1)

Consolidated revenues	117,527	129,917	(12,390)	(9.5)

Benefits, claims, losses and settlement expenses
Medical	44,468	53,327	(8,859)	(16.6)
Senior and other	34,494	32,200	2,294	7.1

Total	78,962	85,527	(6,565)	(7.7)
Selling, general and administrative expenses	34,528	35,713	(1,185)	(3.3)
Net amortization and change in acquisition costs and value of business acquired	187	1,756	(1,569)	(89.4)
Interest expense and financing costs	169	291	(122)	(41.9)

	113,846	123,287	(9,441)	(7.7)

Income from continuing operations before federal income taxes	3,681	6,630	(2,949)	(44.5)
Federal income tax expense (benefit)	(1,729)	2,430	(4,159)	(171.2)

Net income	$5,410	$4,200	$1,210	28.8

Basic earnings per share	$0.16	$0.12	$0.04	33.3
Diluted earnings per share	0.16	0.12	0.04	33.3

Medical loss ratio	74.0%	73.5%	—	—
Senior loss ratio	74.7%	74.1%	—	—
Overall loss ratio	74.3%	73.7%	—	—

Net Premiums (net of reinsurance ceded)

     For the quarter ended September 30, 2004, total net premiums decreased 8.4% to $106.3 million, compared to $116.0 million for the third quarter of 2003. The decrease was attributable to a 17.2% decrease in medical premiums offset by a 6.3% increase in senior and other premiums.

     Medical

     Medical premiums for the quarter ended September 30, 2004 were $60.1 million, compared to $72.6 million for the quarter ended September 30, 2003, a decrease of 17.2%. The decrease in medical premiums was primarily the result of a 23.2% decrease in major medical certificates in force from 91,580 at September 30, 2003 to 70,290 at September 30, 2004 due to higher lapsation rates. We believe that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004 we have experienced higher than anticipated lapse rates on new business.

     New business production increased in the third quarter of 2004 compared to the third quarter of 2003, partially offsetting the higher than anticipated lapse rates. We plan to continue to focus sales in a reduced number of geographic locations which have historically produced favorable underwriting results. From the second quarter to the third quarter of 2004, the decline in major medical premium moderated to approximately 4% (or approximately 16% on an annualized basis), as the increased level of new business production is beginning to approach the level of renewal business which is lapsing. The decline in major medical premium is expected to moderate to approximately 5% on an annualized basis by the end of 2005.

     Senior and Other

     Senior and other premiums increased $2.7 million, or 6.3%, to $46.2 million for the quarter ended September 30, 2004, compared to $43.4 million for the same quarter in 2003. The increase was primarily due to an increase in new business production of Medicare supplement policies and growth of our senior life product in the third quarter of 2004, compared to the same period of 2003. The increase in Medicare supplement new business production was due primarily to the introduction of new standardized Medicare supplement plans at Continental General and Central Reserve. Medicare supplement premium is expected to increase approximately 8% overall in 2004, due primarily to the introduction of new standardized plans at Continental General and Central Reserve.

Other Revenues

     Net investment income was $6.3 million for the third quarter of 2004, compared to $6.6 million for the third quarter of 2003, a decrease of 4.6%. The book yield of our investment portfolio at September 30, 2004 was 5.23%, which produces an annualized income stream of approximately $25.4 million, compared to a book yield of 5.51% at September 30, 2003.

     Net realized gains were $0.2 million for the third quarter of 2004, which was comparable to the third quarter of 2003.

     Fee and other income decreased to $4.5 million for the quarter ended September 30, 2004, compared to $6.8 million for the same quarter of 2003, a decrease of 34.0%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income and $1.9 million of fees in the third quarter of 2003 related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003.

     The amortization of deferred reinsurance gain of $0.3 million for the quarter ended September 30, 2004 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $8.4 million at September 30, 2004 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses decreased to $79.0 million for the quarter ended September 30, 2004, compared to $85.5 million for the third quarter of 2003, a decrease of 7.7%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $44.5 million for the quarter ended September 30, 2004, compared to $53.3 million for the third quarter of 2003, a decrease of 16.6%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of higher than anticipated lapse rates. In addition, the medical loss ratio was 74.0% for the quarter ended September 30, 2004, compared to 73.5% for the same quarter of 2003. The loss ratio is expected to increase in the fourth quarter of the year as policyholders meet their annual required co-payments and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $34.5 million for the quarter ended September 30, 2004, compared to $32.2 million in the third quarter of 2003, an increase of 7.1%. The senior and other loss ratio was 74.7% for the third quarter of 2004, compared to 74.1% for the third quarter of 2003. Improved long-term care experience and favorable development in long-term care reserves were more than offset by an increase in the Medicare supplement loss ratio. The Medicare supplement loss ratio for the third quarter of 2004 was 75.2%, compared to 63.7% in the same quarter of last year. The increase in the Medicare supplement loss ratio was caused by an increase in claim frequency on Medicare Part B physician claims. For 2004, rate increases on this block were approximately 5% based on the Company’s estimate of claims trends when the 2004 rate increases were filed. However, the Company’s current estimate of claims trends with respect to 2004 is now approximately 10%. The Medicare supplement loss ratio was expected to be lower in the second half of the year due to the moderation of a higher claim trend, as well as the historical seasonality of this product. However, now only a marginal moderation of the higher claim trend and a reduced positive impact due to seasonality is expected in the fourth quarter.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $34.5 million in the third quarter of 2004, compared to $35.7 million in the third quarter of 2003, a decrease of 3.3%. Included in selling, general and administrative expenses in the third quarter of 2004, is a $3.25 million charge relating to the settlement of two California lawsuits against the Company and several of its insurance subsidiaries. A pre-tax charge of $3.25 million ($2.1 million after-tax or $0.06 per share) was recorded in the third quarter of 2004. Although the final amount of the settlement payout may vary, the ultimate payout is not expected to materially exceed this amount. For more information, see Note G. Contingencies and Commitments to our condensed consolidated financial statements. Excluding this charge, other operating expenses decreased $4.4 million as a direct result of the decline in major medical premiums. As a percentage of premium, selling, general and administrative expenses, including the California litigation settlements, were 32.5% in the third quarter of 2004, compared to 30.8% for the third quarter of 2003.

     The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $0.2 million for the third quarter of 2004, compared to net amortization of $1.8 million for the third quarter of 2003. In the third quarter of 2004, the level of costs capitalized in the Senior segment increased due to higher levels of Medicare supplement production. The rate of decline on the DAC asset continued to moderate in the third quarter of 2004 and this level is expected to continue in subsequent quarters. The Company maintains a conservative approach of deferring new business costs in the Medical segment due to the historical volatility in this segment.

     Interest expense and financing costs decreased to $0.2 million in the third quarter of 2004, compared to $0.3 million in the third quarter of 2003, as a result of a decrease in outstanding debt.

     Income from continuing operations before federal income taxes, including the $3.25 million charge for the California litigation settlements, was $3.7 million for the third quarter of 2004 compared to $6.6 million for the same period in 2003.

     A federal income tax benefit of $1.7 million was recorded for the third quarter of 2004, which included a $3.0 million reduction to the deferred tax valuation allowance, or $0.09 per share, as a result of the continued profitability of the Company and the projection of a continued pattern of taxable income in future periods. In the third quarter of 2003, a federal income tax expense of $2.4 million was recorded, or 36.7% of the income from continuing operations before federal taxes.

     For the third quarter of 2004, net income was $5.4 million, or $0.16 per share, compared to $4.2 million, or $0.12 per share, for the third quarter of 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,	Nine Months Ended September 30,	Increase (Decrease) from Previous Year
	2004	2003	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$187,989	$236,754	$(48,765)	(20.6)%
Senior and other	134,698	128,698	6,000	4.7

Total	322,687	365,452	(42,765)	(11.7)
Net investment income	19,234	18,572	662	3.6
Net realized gains	401	1,330	(929)	(69.8)
Fee and other income	13,565	20,496	(6,931)	(33.8)
Amortization of deferred reinsurance gain	1,098	1,431	(333)	(23.3)

Consolidated revenues	356,985	407,281	(50,296)	(12.3)

Benefits, claims, losses and settlement expenses
Medical	131,167	174,632	(43,465)	(24.9)
Senior and other	101,802	96,604	5,198	5.4

Total	232,969	271,236	(38,267)	(14.1)
Selling, general and administrative expenses	101,102	111,101	(9,999)	(9.0)
Net amortization and change in acquisition costs and value of business acquired	4,626	4,813	(187)	(3.9)
Interest expense and financing costs	507	1,026	(519)	(50.6)

	339,204	388,176	(48,972)	(12.6)

Income from continuing operations before federal income taxes	17,781	19,105	(1,324)	(6.9)
Federal income tax expense	1,305	4,197	(2,892)	(68.9)

Income from continuing operations	16,476	14,908	1,568	10.5

Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	5,732	(5,732)	(100.0)
Loss on sale of Pyramid Life, net of tax	—	(2,149)	2,149	100.0

Income from discontinued operations	—	3,583	(3,583)	(100.0)

Net income	$16,476	$18,491	$(2,015)	(10.9)

Basic earnings per share	$0.48	$0.54	$(0.06)	(11.1)
Diluted earnings per share	0.47	0.54	(0.07)	(13.0)

Medical loss ratio	69.8%	73.8%	—	—
Senior loss ratio	75.6%	75.1%	—	—
Overall loss ratio	72.2%	74.2%	—	—

Net Premiums (net of reinsurance ceded)

     For the nine months ended September 30, 2004, total net premiums decreased 11.7% to $322.7 million, compared to $365.5 million for the same period in 2003.

     Medical

     Medical premiums for the nine months ended September 30, 2004 were $188.0 million, compared to $236.8 million for the nine months ended September 30, 2003, a decrease of 20.6%. The decrease in medical premiums was primarily the result of a 23.2% decrease in major medical certificates in force from 91,580 at September 30, 2003 to 70,290 at September 30, 2004 due to higher lapsation rates. We believe that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004 we have experienced higher than anticipated lapse rates on new business.

     New business production increased in the first nine months of 2004, compared to the same period in 2003, partially offsetting the higher than anticipated lapse rates. The decline in major medical premium has moderated to less than 5% (or 16% on an annualized basis) in the third quarter of 2004 as the increased level of new business production is beginning to approach the level of renewal business which is lapsing. The decline in major medical premium is expected to moderate to approximately 5% on an annualized basis by the end of 2005.

     Senior and Other

     Senior and other premiums increased $6.0 million, or 4.7%, to $134.7 million for the nine months ended September 30, 2004, compared to $128.7 million for the same period in 2003. The increase in senior and other premiums was primarily the result of an increase in new business production of our Medicare supplement policies and growth of our senior life product. New business production of Medicare supplement policies increased in the first nine months of 2004, compared to the same period of 2003, due primarily to the introduction of new standardized Medicare supplement plans at Continental General and Central Reserve. Medicare supplement premium is expected to increase approximately 8% overall in 2004, due primarily to the introduction of new standardized plans at Continental General and Central Reserve.

Other Revenues

     Net investment income was $19.2 million for the first nine months of 2004, compared to $18.6 million for the first nine months of 2003, an increase of 3.6%. This increase was the result of an increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. The book yield of our investment portfolio at September 30, 2004 was 5.23%, which produces an annualized income stream of approximately $25.4 million, compared to a book yield of 5.51% at September 30, 2003.

     Net realized gains decreased to $0.4 million for the first nine months of 2004, compared to $1.3 million for the first nine months of 2003. The decrease was primarily attributable to gains generated on the sale of collateralized mortgage obligations (CMOs) and corporate bonds in the first nine months of 2003.

     Fee and other income decreased to $13.6 million for the nine months ended September 30, 2004, compared to $20.5 million for the same nine months of 2003, a decrease of 33.8%. This decrease was attributable to the decline in major medical policies and the associated policy fee income and $3.8 million of fees in the second and third quarters of 2003 related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003.

     The amortization of deferred reinsurance gain of $1.1 million for the nine months ended September 30, 2004 represented the recognition of the ceding commission allowances received under our reinsurance agreements. The unamortized amount of $8.4 million at September 30, 2004 was accounted for as a deferred reinsurance gain on the condensed consolidated balance sheet. The amortization of deferred reinsurance gain decreased from $1.4 million for the first nine months of 2003 due to diminishing levels of in force certificates.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses decreased to $233.0 million for the nine months ended September 30, 2004, compared to $271.2 million for the first nine months of 2003, a decrease of 14.1%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $131.2 million for the nine months ended September 30, 2004, compared to $174.6 million for the same period in 2003, a decrease of 24.9%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of exiting unprofitable states and higher than anticipated lapse rates. In addition, the medical loss ratio was 69.8% for the nine months ended September 30, 2004, compared to 73.8% for the same period in 2003. The improvement in the loss ratio was due primarily to favorable run-off of prior year claim reserves. The loss ratio is expected to increase in the fourth quarter of this year as policyholders meet their annual required co-payments and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $101.8 million for the nine months ended September 30, 2004, compared to $96.6 million for the same period in 2003. The senior and other loss ratio was 75.6% for the first nine months of 2004, compared to 75.1% for the same period in 2003. The Medicare supplement loss ratio continued to be higher than expected for the first nine months, as well as compared to the same period a year ago. The Medicare supplement loss ratio for the first nine months of 2004 was 72.3%, compared to 67.5% in 2003. The increase is primarily a result of an increase in claims frequency that was previously expected to moderate in the second half of the year. The increase in the Medicare supplement loss ratio was caused by an increase in claim frequency on Medicare Part B physician claims. For 2004, rate increases on this block were approximately 5% based on the Company’s estimate of claims trends when the 2004 rate increases were filed. However, the Company’s current estimate of claims trends with respect to 2004 is now approximately 10%.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $101.1 million in the first nine months of 2004, compared to $111.1 million for the same period in 2003, a decrease of 9.0%. Included in selling, general and administrative expenses for the first nine months of 2004, is a $3.25 million charge relating to the settlement of two California lawsuits. A pre-tax charge of $3.25 million ($2.1 million after-tax or $0.06 per share) was recorded in the third quarter of 2004. Although the final amount of the settlement payout may vary, the ultimate payout is not expected to materially exceed this amount. For more information, see Note G. Contingencies and Commitments to our condensed consolidated financial statements. Excluding this charge, other operating expenses decreased $9.4 million and commissions decreased $5.7 million as a direct result of the decline in medical premiums. As a percentage of premium, selling, general and administrative expenses, including the California litigation settlements, were 31.3% in the first nine months of 2004, compared to 30.4% in the first nine months of 2003. The increase in the selling, general and administrative expense ratio was primarily due to the $3.25 million charge from the California litigation settlements and an increase in consulting expenses and salaries of approximately $1.0 million due to bringing our Cleveland data processing and programming back in-house from a third party vendor.

     The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $4.6 million for the first nine months of 2004, compared to net amortization of $4.8 million for the first nine months of 2003. The rate of decline on the DAC asset moderated in the second and third quarters of 2004 and is expected to continue to moderate in subsequent quarters. The Company maintains a conservative approach of deferring new business costs in the Medical segment due to the historical volatility of this segment.

     Interest expense and financing costs decreased to $0.5 million in the first nine months of 2004, compared to $1.0 million in the first nine months of 2003, as a result of a decrease in outstanding debt.

     Income from continuing operations before federal income taxes, including the $3.25 million charge from the California litigation settlements, was $17.8 million for the first nine months of 2004, compared to $19.1 million for the same period in 2003.

     A federal income tax expense of $1.3 million was recorded for the first nine months of 2004, which included a $5.0 million reduction to the deferred tax valuation allowance. As a result of the continued profitability of the Company, a projection of continued taxable income in future periods, and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, the deferred tax valuation allowance was reduced $5.0 million, or $0.14 per share, in the first nine months of 2004. At September 30, 2004, the Company has a deferred tax asset of approximately $3.8 million established related to the remaining NOLs. The effective tax rate, including the $5.0 million reduction to the deferred tax valuation allowance, was 7.3% of the income from continuing operations before federal income taxes. In the first nine months of 2003, a federal income tax expense of $4.2 million was recorded, which included a $2.7 million reduction to the deferred tax valuation allowance, or $0.08 per share, as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate for the first nine months of 2003, including the $2.7 million reduction to the deferred tax valuation allowance, was 22.0% of the income from continuing operations before federal income taxes.

     Income from continuing operations was $16.5 million, or $0.47 per share, for the first nine months of 2004, compared to $14.9 million, or $0.43 per share for the first nine months of 2003. Income from the discontinued operations of Pyramid Life for the first nine months of 2003 was $3.6 million, or $0.11 per share (which included $3.9 million of net realized investment gains, $1.8 million of operating income and an additional loss on the sale of $2.1 million). For the first nine months of 2004, net income was $16.5 million, or $0.47 per share, compared to $18.5 million, or $0.54 per share, for the first nine months of 2003, which included $3.6 million, or $0.11 per share, from Pyramid Life.

Liquidity and Capital Resources

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended September 30, 2004 was $3.2 million, compared to $48.1 million at September 30, 2003. The decrease in cash provided by operating activities was primarily the result of the following:

•	a significant reduction in our major medical claims inventory as of September 30, 2004;

•	the prior period included a $12.1 million increase in future policy benefits, claims and funds payable due to Continental General’s assumption of certain interest sensitive whole-life policies from Pyramid Life on March 31, 2003;

•	the prior period reflected a larger reduction in our reinsurance receivable due to the final settlement of our London Life reinsurance receivable in the first nine months of 2003 and a larger decline in our reinsurance receivable and reserves ceded balances; and

•	an increase in current federal income taxes paid.

     Assets decreased 1.3% to $763.8 million at September 30, 2004 from $773.9 million at December 31, 2003. Assets of $484.1 million, or 63.4% of the total assets, were in investments at September 30, 2004. Fixed maturities, our primary investment, were $478.6 million, or 98.8% of total investments, at September 30, 2004, compared to $479.1 million at December 31, 2003. Other investments consist of policy loans and mortgage loans, and an investment in a limited partnership. We have classified all of our fixed maturities as “available-for-sale” and accordingly have reported them at estimated fair value at September 30, 2004.

     Approximately 96.4% of our bonds were of investment grade quality at September 30, 2004. In addition to the fixed maturities, we also had $31.1 million in cash and cash equivalents of which $6.6 million was restricted at September 30, 2004.

     The total reinsurance receivable was $135.5 million at September 30, 2004. Of this amount, $133.6 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 87.6% of the total liabilities at September 30, 2004, compared to 85.7% at December 31, 2003.

     Credit Agreement. On December 23, 2003, we entered into a new credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of the new $13.0 million term loan facility were used to pay-off the then existing term loan balance under the former credit agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the Company. The early pay-off of the former credit agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the new credit agreement of 1.0% is being amortized over the lives of the new term loans.

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

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At September 30, 2004, the interest rate on our term loan A balance of $3.2 million was 5.04% per annum and the interest rate on our term loan B balance of $8.1 million was 5.79% per annum.

     Our obligations under the new credit agreement are guaranteed by certain non-regulated subsidiaries of the Company and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The new credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At September 30, 2004, we were in compliance with these covenants.

     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

     Contractual Obligations. The following schedule summarizes current and future contractual obligations as of September 30, 2004:

	Payments Due by Year
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(dollars in thousands)
Long-term debt	$11,313	$2,438	$5,813	$3,062	$—
Operating leases	25,090	2,741	4,440	3,948	13,961
Unfunded investment commitments (1)	2,871	2,871	—	—	—

Total contractual obligations	$39,274	$8,050	$10,253	$7,010	$13,961

(1)	Represents estimated timing for fulfilling unfunded commitments for investments in a limited partnership. Outstanding commitments with this limited partnership are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. In the third quarter of 2004, the partnership made capital calls on Continental General’s limited partnership commitment of $0.2 million. At September 30, 2004, we had outstanding unfunded commitments totaling $2.9 million related to this limited partnership.

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

Legal Proceedings

     The nature of our business subjects us to a variety of legal actions and claims, which from time to time may be material. For more information, see “Part II. Other Information, Item 1. Legal Proceedings” on page 34.

Financial Information about Operating Segments

     We have three segments: Medical, which includes catastrophic and comprehensive major medical plans; Senior and Other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and Corporate and Other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note I. Operating Segments to our condensed consolidated financial statements for further information.

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

     In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase the insurance companies’ operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company’s state of domicile. For example, states have statutory risk-based capital (RBC) requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer’s investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company’s total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its risk-based capital. As of December 31, 2003, the risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities.

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

     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and have determined that all of our investments are to be classified as available-for-sale. Available-for-sale securities are carried at fair value. If management believes a decline in the value of a particular investment is temporary, the decline is reported as an unrealized capital loss in Stockholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations. As of September 30, 2004, we had gross unrealized losses on individual available-for-sale investments of $1.6 million, compared to $2.9 million at December 31, 2003. There were 15 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $1.1 million at September 30, 2004, compared to six securities with unrealized losses totaling $0.4 million at December 31, 2003. None of our investments are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at September 30, 2004.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $14.4 million after-tax at September 30, 2004. This amount represents approximately 7.1% of our stockholders’ equity at such date.

     We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.

     Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results during each fiscal year have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our Medical segment has seasonality such that earnings in the Medical segment are generally higher in the first quarter and lower later in the year. This is mainly a factor of our insureds meeting their annual required co-payments and deductibles.

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

     In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Market Risk and Management Policies” and the following:

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	increases in the frequency or severity of claims;

•	our ability to implement increases in premium rates and to develop, distribute and administer competitive products and services in a timely, cost-effective manner;

•	rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

•	the risk of material adverse outcomes in litigation;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	our ability to meet risk-based or statutory capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	failure of our information systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	business conditions and competition in the healthcare industry;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.

     The factors listed above should not be construed as exhaustive. We undertake no obligation to publicly release the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

New Accounting Pronouncements

     See Note A. Summary of Business and Significant Accounting Policies to our condensed consolidated financial statements for a discussion of recently issued Accounting Standards.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The information called for by this item is provided under the caption “Market Risk and Management Policies” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to allow timely decisions regarding required disclosure.

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

     As previously disclosed, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits (AACB), and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life through the AACB. Plaintiffs alleged causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs sought unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case was scheduled to go to trial in January 2005. The plaintiffs also filed an action against Provident American Life containing somewhat similar allegations. On September 15, 2004, we announced that we had agreed to settle these lawsuits. The settlements contemplate payments to class members and others, as well as certain attorneys’ fees and costs. In the third quarter of 2004, we recorded a pre-tax charge of $3.25 million ($2.1 million after-tax or $0.06 per share). Although the final amount of the settlement payout may vary, we believe that the ultimate payout will not materially exceed that amount. These California litigation settlements do not involve any admission of wrongdoing by the Company or any subsidiary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CERES GROUP, INC.
Date: November 9, 2004	By:	/s/ David I. Vickers
David I. Vickers
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)