Form 10-K
period 2004-12-31
CERES GROUP INC
filed 2005-03-18
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 0-8483
CERES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio (Address of principal executive offices)	44136 (Zip Code)
(440) 572-2400

(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES [X]  NO [ ]
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $153,383,690 computed based on the closing price of $6.14 per share of the common stock on June 30, 2004.
     The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2005 was 34,536,353.

DOCUMENTS INCORPORATED BY REFERENCE:
     Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 17, 2005 are incorporated by reference into Part III of this Form 10-K.

     As used in this Form 10-K, the terms “Company,” “Ceres,” “Registrant,” “we,” “us,” and “our” mean Ceres Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2004.

CERES GROUP, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2004

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
      In 1998, we acquired Provident American Life and Health Insurance Company. Provident American Life discontinued new sales activities in 2001 and currently has less than 400 active major medical policyholders (HealthEdge product) and 400 life policyholders. In 2005, Provident American Life will begin marketing and selling senior health products.
      In 1999, we acquired Continental General Insurance Company which markets and sells both major medical and senior health and life products.
      Also, in 1999, we acquired, through foreclosure, United Benefit Life Insurance Company. All of United Benefit Life’s business is reinsured to Central Reserve and another unaffiliated reinsurance company. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001.
      In March 2003, we sold Pyramid Life Insurance Company, a company we acquired in July 2000, for approximately $57.5 million in cash. Pyramid primarily markets and sells senior products. Immediately prior to the closing of the sale, Continental General acquired Pyramid Life’s Kansas City building and personal property and retained its employees. Continental General continued to administer Pyramid Life’s business out of the Kansas City location under a transition services agreement until December 31, 2003. In addition, Continental General reinsured a small block of certain life insurance policies of Pyramid Life.
      We also have various non-regulated subsidiaries that, through intercompany arrangements, provide a variety of services to our insurance subsidiaries, including personnel, administration, billing and collection, electronic distribution, managed care and sales support services.
      Our major medical operations are located in Strongsville (Cleveland), Ohio, (as well as our corporate offices) and Omaha, Nebraska, and our senior operations are located in Mission (Kansas City), Kansas.
      Our health and life insurance products protect individuals, families, association members, and small to mid-size employer groups during the years up to retirement, while our Medicare supplement, long-term care, other supplemental products, and life and annuity products provide ongoing coverage for senior Americans.
      Our strategy is to:

•	grow our historically profitable and predictable Senior segment;

•	focus on the profitability of our Medical segment;

•	promote electronic distribution for increased efficiency and agent productivity; and

•	reduce administrative costs.

      Our Senior segment continued to produce profits for 2004, totaling $18.5 million in pre-tax profits for the year ended 2004 compared to $19.9 million in 2003. Our Medical segment’s pre-tax earnings were $5.2 million in 2004 (including a $3.1 million charge for litigation settlements) compared to $8.8 million in 2003.
      We believe our focus on consistent and selective growth will lead to more predictable earnings, enhanced profitability, and higher financial agency ratings of our insurance subsidiaries. We believe that our strategies in the Senior and Medical segments have proven effective in balancing our results. Our Senior segment continues to be poised for growth in 2005 and beyond. At the same time, we continue to target market in our Medical segment to maintain stable earnings results.
Our Core Businesses
      Senior health, life and annuity products. We continue to concentrate our efforts on the Senior segment because we believe this market has the potential for greater revenue growth and higher profit margins than our Medical segment. Our strategy is to expand this segment by emphasizing competitive markets, working with select distributors, exploring new marketing relationships, and increasing our agent base. The products in this segment are designed specifically for Americans age 55 and over, one of the country’s fastest growing age segments that is projected to increase to 103 million people by 2025. In addition, the senior population controls more than 75% of the nation’s financial wealth. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, nearly doubled between 1966 and 2002, growing to 34.7 million from 19.1 million. By 2007, the Medicare population is expected to exceed 44 million. Approximately 61% of individuals age 65 and over have private insurance as well as Medicare. To address this demand, we will continue to concentrate on our primary product, Medicare supplement, and increase our market reach through new plan offerings.
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
      We market and administer preferred provider organization (PPO) plans and administer our existing traditional indemnity medical plans. We believe that increased costs and consumer dissatisfaction with limitations on choice of doctors and treatment have caused health maintenance organization (HMO) enrollments to decrease. We believe that PPO coverage provides greater freedom of choice of doctors and opportunity to seek care from doctors and facilities within networks to deliver healthcare at favorable rates compared to HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments, and deductibles. Traditional indemnity insurance typically allows policyholders substantial freedom of choice in selecting healthcare providers without the financial incentives or cost-control measures typical of managed care plans. We also now market health savings accounts (HSA)-qualified products to individuals, families and small businesses. We believe these plans provide insureds with greater flexibility to control their healthcare dollars.

Business Strategy
      Principal elements of our business strategy include:
      Increasing senior market focus. Because of favorable demographics and higher profit potential in the Senior segment, we intend to continue to focus our sales efforts on this part of our business. We believe the senior market will continue to produce more predictable earnings, particularly since these products are not as sensitive to medical inflation as major medical products. We will be concentrating more on our agent recruiting and a significant amount of our product development efforts on the senior market. We also intend to transition our major medical insureds into our senior products as they age. For the year ended December 31, 2004 our Senior segment comprised 43% of our total net premium revenues compared to 36% for 2003. One of our continuing objectives is to balance our segments’ revenue equally over the next several years. Our Senior segment products are administered at our Kansas facility, which we believe has superior and efficient technology and administration.
      Focusing on profitability in the major medical market. While historically the Medical segment has been the largest percentage of our revenue, we, like all health insurance companies, continue to face challenges in this marketplace due to higher expenses resulting from escalating healthcare and prescription drug costs. However, we believe that the programs that we have in place have lessened the inflationary impact. These programs include:

•	target marketing with select distributors in select states with the greatest potential for profitability;

•	selective products that shift some of the control over routine, discretionary healthcare costs to the consumer;

•	rate adjustments;

•	cancellation of unprofitable blocks of business in certain states;

•	proactive medical cost management; and

•	lowered administrative and sales expenses.
      Our selective marketing approach has enabled us to serve the demand for health insurance products while remaining profitable. In addition, we continue to improve our underwriting practices.
      The major medical market requires careful monitoring. We regularly watch our claims inventories and analyze our loss ratios to ensure profitability. As we move forward, we will continue to focus our efforts on specific states, strengthening relationships with our best distributors, monitoring our new business activity, and emphasizing our most profitable products. We believe that this approach will allow us to remain competitive in this market.
      In 2005, we expect increased production levels and the decline in major medical premium to moderate to approximately 5% on an annualized basis.
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
Products and Services
      We primarily market health, life and annuity insurance products tailored to meet the needs of individuals, families, associations, small to mid-size businesses, and senior Americans. We have specialized teams that focus on new product development for each of our markets. These teams review our current product offerings and compare them with our competitors’ products and changing insured needs. We systematically review our individual and small group major medical plans to help us further develop our product mix.
      Major medical. Our major medical products include catastrophic, comprehensive, and basic coverage options from PPO benefit plans to traditional indemnity health insurance plans. Currently, we market only PPO plans. Some of our major medical plans can also be configured as HSA-qualified plans.
      Because our PPO products provide for healthcare delivery at lower premium costs than traditional indemnity plans, we emphasize our PPO products and encourage our insureds to purchase them or convert from traditional indemnity health insurance. The medical networks we utilize provide favorable rates and include other cost control measures to save money for our insureds.
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
      We also have a program that reduces claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for maintenance prescription drugs. Our care coordination program has been added to most of our major medical products to provide service enhancements for our insureds.
      Our new products are designed with higher profit margins. These products provide higher deductibles and co-payments and are designed to shift to consumers a greater portion of the risk for discretionary medical and brand name pharmaceutical benefits. This benefit structure reduces premium payments for consumers and is designed to lower the level of future premium rate adjustments. We are also emphasizing HSA-qualified plans, which enables insureds to lower their insurance costs and have more control over their healthcare dollars.
      Short-term major medical. This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.
      Small group products. Our Professional Multi-Option (PMO) product is a comprehensive major medical plan offered to our small business customers. We also offer our Partnership Plan, a major medical product in which we share the medical cost risk with the employer to small to mid-size businesses with 2-100 employees. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits. In 2004, we began marketing an HSA-qualified product to small employer groups. Sales of these products currently comprise 50% of new sales to small employer groups.

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
      Senior life insurance and annuities. Our life insurance and annuity products include lower face amount life insurance policies offering coverages up to $25,000 and annuity plans with first-year bonus interest or interest rate guarantees.
      Medical cost management. We focus on reducing medical costs for our insureds by actively managing medical inflation and utilization rate costs. National health expenditures have grown from $1,067 per capita in 1980 to $5,670 per capita in 2003 and are projected to increase to $9,216 per capita in 2010, according to statistics compiled by CMS. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals, and the aging of the population.
      We have numerous programs designed to lower medical costs for our insureds. Some of these programs include:

•	shifting to the consumer a greater portion of risk with higher deductible plans and lower premiums;

•	focusing our business with national and regional PPOs with superior pricing and management of costs;

•	use of a “Centers of Excellence” network providing our insureds access to transplant and other necessary high-risk procedures at approximately 103 renowned medical institutions that have the staff, experience and volume of patients to produce higher recovery rates while offering discounted costs;

•	a multiple benefit level pharmacy coverage to promote use of lower cost drugs when possible;

•	screening techniques to identify and move high-cost and high-risk insureds as early as possible into case management programs to enhance treatment programs and lower the long-term total medical expenses;

•	a program to detect fraud and abuse by medical providers, policyholders or agents;

•	medical protocol use to avoid claims for unnecessary procedures;

•	claims cost negotiation for long-term care expenses;

•	product design geared to encourage use of PPOs; and

•	enhanced communication to insureds on the features and benefits of these programs, emphasizing how they can reduce their total healthcare costs.
      The purpose of these programs is to provide quality care and improve treatment outcomes while reducing total costs for both the Company and our insureds. We also offer insureds opportunities to make changes in their benefits to lower their premium payments. Our benefit design department works with our insureds to structure benefit packages to meet their budgets.
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
      We base our five distribution channels on organization of the agents and specific markets or products:

1.	Senior Brokerage. These agents target Americans age 55 and over with a comprehensive product line.

2.	Senior Semi-Career. This channel is comprised of an independent marketing organization that exclusively markets a new line of senior products for Central Reserve. In addition, this channel includes some marketing organizations that primarily market our senior products.

3.	Medical Semi-Career. This channel is comprised of well-established marketing organizations that primarily market health insurance and supplemental health insurance. Some of this business is sold through electronic platforms.

4.	Medical Brokerage. Our brokerage agents concentrate on individuals, families, associations, and small business owners. The product portfolio includes catastrophic medical coverage, individual medical plans, small group medical plans, HSA-qualified plans, basic medical coverage, short-term major medical, life insurance and annuities. These agents may represent multiple insurance carriers.

5.	Electronic Distribution. QQLink is our fully transactional online platform for Continental General’s major medical and senior life and health products. QQLink, founded in late 2000, combines a traditional agent distribution system with direct online sales of insurance. Consumers are able to review and receive premium quotes and apply for insurance online. QQLink is 99% owned by Ceres with the remaining 1% owned by three of our agents.
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
      We provide comprehensive support programs to attract and retain agents, including:

•	competitive products and commission structures;

•	advanced commissions on select products for agents who qualify;

•	ongoing product development;

•	special incentive awards to new agents;

•	training seminars to introduce new products and sales material for our agents; and

•	consistent agent communication and quality sales materials.
Customer Base
      We had approximately 244,000 group certificates and individual policies in force as of December 31, 2004, representing approximately 327,000 insureds. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2004 and 2003.

	December 31, 2004		December 31, 2003

	Indemnity	PPO	Indemnity	PPO

Major Medical	7,919	58,805	12,850	71,317
Senior and Supplemental Products	126,404	—	115,935	—

Total Health	134,323	58,805	128,785	71,317
Life and Annuity Products	51,358	—	52,686	—

	185,681	58,805	181,471	71,317

      Because of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. For 2004, our major medical certificates included 65% for individual and association products and 35% for small group products, which were consistent with levels experienced in 2003.

      The geographic distribution of direct and assumed premiums, before reinsurance ceded, on a statutory basis of all of our subsidiaries in 2004 and 2003 is presented in the table below. The presentation on a statutory basis differs from U.S. generally accepted accounting principles (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes. Effective March 31, 2003, Continental General entered into a reinsurance agreement with Pyramid Life under which Continental General reinsured on a 100% coinsurance basis and, to the extent policyholders consent or are deemed to consent thereto, on an assumption reinsurance basis, certain interest sensitive whole-life policies. The policy liabilities assumed by Continental General of $12.2 million were reported as assumed premiums for statutory purposes. The 2003 statutory premiums presented in the table below exclude the $12.2 million in policy liabilities assumed from Pyramid Life.

December 31, 2004			December 31, 2003
(dollars in thousands)			(dollars in thousands)

		Percent			Percent
State	Amount	of Total	State	Amount	of Total

Ohio	$76,699	14.1%	Ohio	$81,129	13.5%
Florida	42,750	7.9	Florida	51,240	8.5
Pennsylvania	40,433	7.4	Pennsylvania	43,708	7.2
Texas	32,397	6.0	Texas	35,071	5.8
Indiana	31,071	5.7	Indiana	33,148	5.5
Georgia	21,598	4.0	Georgia	26,606	4.4
Kansas	21,338	3.9	Kansas	23,379	3.9
Nebraska	20,747	3.8	Nebraska	21,810	3.6
Illinois	20,724	3.8	Illinois	21,508	3.6
Virginia	19,700	3.6	Missouri	20,247	3.4
Other	216,538	39.8	Other	245,026	40.6

Total	$543,995	100.0%	Total	$602,872	100.0%

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
      Applications for insurance are reviewed on the basis of answers to application questions. Where appropriate, based on the type and amount of insurance applied for and the applicant’s age and medical history, additional information is required, such as medical examinations, statements from doctors who have treated the applicant in the past, and where indicated, special medical tests. For certain coverages, we may verify information with the applicant by telephone. After reviewing the information collected, we either issue the policy as applied for, issue the policy with an extra premium charge due to unfavorable factors, issue the policy excluding benefits for certain conditions, either permanently or for a period of time, issue the policy excluding a specific individual or dependent, or reject the application. For some of our products, we have adopted simplified policy issue procedures in which the applicant submits an application for coverage typically containing only a few health-related questions instead of a complete medical history.
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
Claims
      All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We currently outsource to third party vendors:

•	claims processing and other administrative services for the Chambers and Provident American Life’s HealthEdge business;

•	claims processing for the run-off business of Provident American Life and United Benefit Life;

•	prescription drug claims; and

•	claims processing for our dental business.
On August 1, 2004, we assumed the administration and claims processing of the claims for our Ohio insureds of Central Reserve. We had previously outsourced this claims processing to a third party vendor.
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
      Our business depends significantly on effective information systems. We have many different information systems for our various businesses, including the use of our third party vendors’ systems. Our information systems require an ongoing commitment of significant capital and human resources to maintain and enhance existing systems and develop new systems or relationships with third party vendors in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences.
      Prior to 2004, a significant portion of our support systems was obtained from third party vendors, including an administrative services agreement with a third party vendor that terminated on March 31, 2004, whereby we outsourced all information and telephone systems at our Cleveland headquarters. We currently outsource the data center for our Cleveland facility to a third party vendor as well as administration of some blocks of business. We receive regular reports from our third party vendors that enable us to closely monitor our business on their systems.

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
      At December 31, 2004, approximately $474.6 million or 95.9% of our invested assets were fixed maturity securities of which we designated $456.1 million as available-for-sale securities and $18.5 million as trading securities. At December 31, 2004, 97.0% of our fixed maturity securities available-for-sale were of investment grade quality with 82.8% in securities rated A or better (typically National Association of Insurance Commissioners (NAIC) I) and 14.2% in securities rated BBB (typically NAIC II). We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.
      At December 31, 2004, the fair value of our investments in mortgage-backed securities totaled $160.4 million, or 32.4% of total invested assets. We minimize the credit risk of our mortgage-backed securities by holding primarily issues of U.S. Government agencies or high-quality non-agency issuers rated AA or better. Among the agency mortgage-backed securities, which comprises 21.1% of the portfolio, the securities are comprised of pass-through securities and planned amortization class collateralized mortgage obligations. The pass-through securities primarily are invested in current market coupons that should exhibit only moderate prepayments in a declining interest rate environment, while the planned amortization class collateralized mortgage obligations provide strong average life protection over a wide range of interest rates. The non-agency mortgage-backed securities, which represent 13.2% of the portfolio, consist of commercial and jumbo residential mortgage securities. The commercial mortgage-backed securities provide very strong prepayment protection through lockout and yield maintenance provisions, while the residential mortgage-backed securities are concentrated in non-accelerating securities that have several years of principal lockout provisions.
      The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2004, were as follows:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
Fixed maturities available-for-sale
U.S. Treasury securities	$17,849	$138	$(196)	$17,791
Non-government agencies and authorities	47,615	615	(125)	48,105
State and political subdivisions	4,999	25	(93)	4,931
Corporate bonds	187,721	9,134	(682)	196,173
Mortgage- and asset-backed securities	185,339	4,232	(496)	189,075

Total fixed maturities available-for-sale	443,523	14,144	(1,592)	456,075
Equity securities available-for-sale	7,214	444	—	7,658

Total available-for-sale	$450,737	$14,588	$(1,592)	$463,733

      For more information, see Note B. Cash and Investments to our audited consolidated financial statements.
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
      Such assumptions and other factors include:

•	healthcare cost trends;

•	the incidence of incurred claims;

•	the extent to which all claims have been reported; and

•	internal claims processing changes.
Due to the variability inherent in these estimates, reserves are sensitive to changes in medical claims payment patterns and changes in medical cost trends. A deterioration or improvement of the medical cost trend or changes in claims payment patterns from the trends and patterns assumed in estimating reserves would trigger a change.
      The majority of Central Reserve’s, Provident American Life’s and United Benefit Life’s reserves and liabilities for claims are for the health insurance business. The majority of Continental General’s reserves and liabilities for claims are for the life and annuity and long-term care business due to the long duration nature of these productions. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not yet reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities are also impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on estimates and prior years’ experience.
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
      We may from time to time need to increase or decrease our claims reserves significantly in excess of our initial estimates and any adjustments would be reflected in our earnings. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations. For more information, please see “Critical Accounting Policies” section under Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. In 2004, Hannover accounted for 93.4% of the total premiums ceded by our subsidiaries. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve, Provident American Life, United Benefit Life and Continental General. Our reinsurance agreements with Hannover are not cancelable or terminable by Hannover. In recent years, we have reduced our reliance on reinsurance. Our arrangements are generally for closed blocks of business, which means that Hannover is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements.
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
      The total premiums ceded by our subsidiaries in 2004 to unaffiliated reinsurers amounted to $79.2 million, of which Hannover represented approximately 93.4%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $130.3 million as of December 31, 2004, of which approximately 99.3% was attributable to Hannover, and of which approximately $128.8 million represented reserves held by our reinsurers under our various reinsurance treaties in place. Cash settlements are made quarterly with Hannover and timely paid.
      Hannover is a subsidiary of Hannover Rueckversicherungs, a German corporation, which had assets of $41.5 billion and total stockholders’ equity of $3.0 billion at December 31, 2003. Moody’s has assigned Hannover Rueckversicherungs a financial strength rating of Baa1 (adequate). Hannover and Hannover Rueckversicherungs each have an A (excellent) rating from A.M. Best Company, Inc. In addition, Hannover Rueckversicherungs has a financial strength rating of AA- (very strong) from Standard & Poor’s. Hannover’s failure to pay our claims in full or on a timely basis could have a material adverse effect on our business, financial condition and results of operations.
      For ordinary and group life claims, Continental General’s maximum retention is $125,000 and Central Reserve’s maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, including recent reinsurance agreements, see Note K. Reinsurance Arrangements to our audited consolidated financial statements.
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

Competition
      The insurance business is highly competitive. In our major medical business, we compete with large national, regional and specialty health insurers, including Golden Rule Resources Ltd., Fortis Benefits Insurance Company, Assurant, World Insurance/American Republic, various Blue Cross/ Blue Shield companies, and United Healthcare Corporation. In our senior business, we compete with other national, regional and specialty insurers, including Universal American Financial Corp., Banker’s Life and Casualty, United Teachers Associates Insurance Company, Torchmark, Pacificare, United Healthcare, Mutual of Omaha, Conseco, Inc., Blue Cross organizations, and Medicare HMOs. Many of our competitors have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents, and the quality and level of services provided to agents and insureds.
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
Ratings
      Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. A.M. Best ratings are based on an analysis of the financial condition of the companies rated. A.M. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. Recently, the A.M. Best ratings of our insurance subsidiaries were affirmed. Central Reserve’s rating is a B+ (very good). Continental General’s rating is a B+ (very good). Provident American Life’s and United Benefit Life’s ratings are NR-3 (rating procedure inapplicable). This rating is defined by A.M. Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because, due to reinsurance, they both retained only a small portion of their gross premiums.
      In April 2004, Fitch upgraded Central Reserve’s rating to BBB (good credit quality) and affirmed Continental General’s BBB (good credit quality) financial strength rating.
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
      Although many states’ insurance laws and regulations are based on models developed by the National Association of Insurance Commissioners (NAIC) and are therefore similar, variations among the laws and regulations of different states are common. The NAIC is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless adopted by a state, and variation from the model laws within the state is common.
      The NAIC has risk-based capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws require increasing degrees of regulatory oversight and intervention as an insurance company’s RBC declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control in a rehabilitation or liquidation proceeding.
      The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of a company’s total adjusted capital, defined as the total of its statutory capital, surplus and asset valuation reserve, to its risk-based capital.

•	The “Company Action Level” is triggered if a company’s total adjusted capital is less than 200%, but greater than or equal to 150% of its RBC. At the “Company Action Level,” a company must submit a comprehensive plan to the regulatory authority that discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its RBC is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds its RBC) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a RBC ratio of less than 190%, then “Company Action Level” regulatory action would be triggered.

•	The “Regulatory Action Level” is triggered if a company’s total adjusted capital is less than 150%, but greater than or equal to 100% of its RBC. At the “Regulatory Action Level,” the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.

•	The “Authorized Control Level” is triggered if a company’s total adjusted capital is less than 100%, but greater than or equal to 70% of its RBC, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

•	The “Mandatory Control Level” is triggered if a company’s total adjusted capital is less than 70% of its RBC, at which level the regulatory authority is mandated to place the company under its control.
      We calculated the risk-based capital for our insurance subsidiaries as of December 31, 2004, using the applicable RBC formula. Based on these calculations, the risk-based capital levels for each of our subsidiaries exceeded the levels required by regulatory authorities.
      Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer’s state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres.
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
      Healthcare Regulation and Reform. Government regulation and reform of the healthcare industry also affects the manner in which we conduct our business. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insureds’ financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing. The Department of Labor regulations affected the timeframes for making a decision on claims submitted by those insured by an employer sponsored plan.
      HIPAA has mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. We have developed, and continue to enhance, electronic data interface (EDI) systems and relationships, relating to our claim adjudication operations. These electronic processes increase the efficiencies in the service provided to our customers.
      HIPAA’s Security standards become effective April 20, 2005 and further mandate that specific requirements be met relating to maintaining the confidentiality and integrity of electronic health information and protecting it from anticipated hazards or uses and disclosures that are not permitted.
      There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system. On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA. DIMA makes many significant changes to the Medicare fee-for-service and Medicare+Choice programs, as well as other changes to the commercial health insurance marketplace. Most significantly, DIMA creates a prescription drug benefit for Medicare beneficiaries, establishes a new Medicare Advantage program to replace the Medicare+Choice program, and enacts health savings accounts (HSAs) for non-Medicare eligible individuals and groups. The effects of DIMA on our business, including any impact on our future prospects, are still unknown. We will continue to assess the impact, if any, of DIMA and any other new or proposed Medicare legislation.
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
      One of the significant techniques we use to manage healthcare costs and facilitate care delivery is contracting with networks to give our insureds access to physicians, hospitals and other providers, who accept negotiated reimbursement and do not balance bill our insured. A number of organizations are advocating for legislation that would exempt some providers from federal and state antitrust laws. In any particular market, providers could refuse to contract, demand higher payments or take actions that could result in higher healthcare costs, less desirable products for insureds or difficulty meeting regulatory or accreditation requirements. In some markets, some providers, particularly hospitals, physician/hospital organizations or multi-specialty physician groups, may have significant market positions or near monopolies. In addition, physician or practice management companies, that aggregate physician practices for administrative efficiency and marketing leverage, continue to expand. These providers may compete directly with us. If these providers refuse to contract with the network we use, use their market position to negotiate less favorable contracts or place us at a competitive disadvantage, those activities could adversely affect our ability to market products or to be profitable in those areas.
      For several years, Congress and various states have been considering some form of the “Patients’ Bill of Rights.” This legislation, if enacted, is designed to provide, among other things, consumers more freedom of choice in the selection of doctors, facilities, and treatments. Although the bill was originally conceived to regulate HMOs, it affects all facets of the nation’s healthcare organizations and indemnity insurance plans. These changes are expected to result in higher total medical costs, which could encourage more partnerships and associations between medical providers and insurers to control costs, more community-based health organizations, and greater use of higher deductibles to lower insurance costs and reduce administrative expenses of smaller claims.
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
Employees
      We had approximately 637 employees at December 31, 2004. We consider our employee relations to be good. Our agents are independent contractors and not employees.
Available Information
      Ceres Group, Inc. is a Delaware corporation. Our principal executive offices are located at 17800 Royalton Road, Cleveland, Ohio 44136 and our telephone number at that address is (440) 572-2400.

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website at http://www.ceresgp.com as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission.
      We have adopted a code of corporate conduct for our directors, officers and employees, known as the Code of Conduct and Ethics. The Code is available on our website at http://www.ceresgp.com or you may request a free copy of the Code of Conduct and Ethics from:
                    Ceres Group, Inc.
                    Attention: Investor Relations
                    17800 Royalton Road
                    Cleveland, Ohio 44136
                    (440) 572-2400

ITEM 2.	PROPERTIES
     Owned Properties (office space)

Location	Segment	Square Footage

Omaha, Nebraska	Major medical	61,400 square feet
Mission, Kansas	Senior(1)	45,000 square feet

(1)	Immediately prior to the closing of the Pyramid Life sale, Continental General acquired Pyramid Life’s building in Kansas. See Note D. Discontinued Operations for further information.
     Leased Properties (office space)

Location	Segment	Square Footage

Strongsville, Ohio	Corporate headquarters and Major medical	121,625 square feet
Dallas, Texas	Sales office	4,365 square feet

ITEM 3.	LEGAL PROCEEDINGS
       The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.
      As previously disclosed, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits (AACB), and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life through the AACB. Plaintiffs alleged causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs sought unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case was scheduled to go to trial in January 2005. The plaintiffs also filed an action against Provident American Life containing somewhat similar allegations. On September 15, 2004, we announced that we had agreed to settle these lawsuits. The settlements contemplated payments to class members and others, as well as certain attorneys’ fees and costs. In 2004, we recorded (in selling, general and administrative expenses) a pre-tax charge of $3.1 million ($2.0 million after-tax or $0.06 per share). Although the final amount of the settlement payout may vary, we believe that the ultimate payout will not materially exceed that amount. These California litigation settlements do not involve any admission of wrongdoing by the Company or any subsidiary.
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
       (a) Market Information. Our common stock trades on the NASDAQ National Market under the symbol CERG. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the NASDAQ Monthly Statistical Reports. On March 1, 2005, our common stock closed at $5.50 per share.

	High	Low

2004
First Quarter	$7.32	$5.64
Second Quarter	7.37	5.80
Third Quarter	6.10	5.24
Fourth Quarter	5.89	4.50

2003
First Quarter	$2.04	$1.36
Second Quarter	2.99	1.87
Third Quarter	4.15	2.78
Fourth Quarter	6.00	3.88
      (b) Holders. As of March 1, 2005, we had an estimated 1,978 record holders.
      (c) Dividends. We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our credit agreement, dated December 23, 2003, contains financial and other covenants that, among other matters, limit the payment of cash dividends on our common stock. For more information on our credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer’s state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres Group.
      (d) Sales of Unregistered Securities. On December 23, 2003, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $5.27 per share to a current marketing agency of the Company which exchanged its QQLink stock for cash and the warrant. The warrant is exercisable at any time until December 23, 2008. Neither the warrant nor the shares of our common stock issuable upon exercise of the warrant are registered. This issuance was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and exemptions available under applicable state securities laws.

ITEM 6.	SELECTED FINANCIAL DATA
       The selected audited consolidated financial data presented below as of and for each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. However, financial data for 2001 and 2000 was reclassified to reflect the sale of Pyramid Life. For further information, see Note D. Discontinued Operations to our audited consolidated financial statements. The financial information for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 includes the operations of all our subsidiaries for the entire year except for Pyramid Life. Pyramid Life, which is presented separately as discontinued operations, was acquired on July 26, 2000 and sold on March 31, 2003. The data for 2004, 2003 and 2002 should be read in conjunction with the more detailed information contained in the audited consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this filing.

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share amounts)
Premiums (net of reinsurance)	$430,222	$478,326	$540,136	$555,522	$482,382
Net investment income	26,216	25,090	24,258	25,287	24,171
Net realized gains (losses)	423	1,891	2,262	2,265	(128)
Fee and other income	19,463	28,875	33,548	41,113	38,683

Total revenues	$476,324	$534,182	$600,204	$624,187	$545,108

Income (loss) from continuing operations	$19,117	$19,365	$2,117	$(5,529)	$13,097

Discontinued operations(1)
Income from operations of Pyramid Life (less tax expense of $3,223, $3,877, $4,513 and $1,804, respectively)	—	5,732	7,109	7,861	3,353
Loss on sale of Pyramid Life (less tax benefit of $79 and $683, respectively)	—	(2,149)	(11,627)	—	—

Income (loss) from discontinued operations	—	3,583	(4,518)	7,861	3,353

Net income (loss)	19,117	22,948	(2,401)	2,332	16,450
Gain on repurchase of the convertible voting preferred stock, net of dividends	—	—	—	2,827	(327)

Net income (loss) attributable to common stockholders	$19,117	$22,948	$(2,401)	$5,159	$16,123

	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share amounts)
Basic earnings (loss) per share:
Continuing operations	$0.55	$0.56	$0.06	$(0.15)	$0.84
Discontinued operations(1)	—	0.11	(0.13)	0.44	0.22

Net income (loss)	$0.55	$0.67	$(0.07)	$0.29	$1.06

Diluted earnings (loss) per share(2):
Continuing operations	$0.55	$0.56	$0.06	$(0.15)	$0.80
Discontinued operations(1)	—	0.11	(0.13)	0.44	0.20

Net income (loss)	$0.55	$0.67	$(0.07)	$0.29	$1.00

	December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands, except per share amounts)
Investments	$494,951	$484,280	$397,103	$385,915	$338,019
Reinsurance receivable	130,345	143,397	170,075	217,360	233,471
Assets of Pyramid Life(1)	—	—	157,774	151,168	136,587
Total assets	765,993	773,914	887,481	947,666	880,918
Total policy liabilities and benefits accrued	489,829	504,493	512,003	566,608	545,339
Debt	10,750	13,000	25,003	31,000	57,018
Liabilities of Pyramid Life(1)	—	—	102,457	93,757	86,568
Retained earnings	63,495	44,378	21,430	23,831	18,672
Stockholders’ equity(3)	204,818	185,139	167,524	156,575	103,283
Equity per share:
After accumulated other comprehensive income(4)	5.93	5.38	4.89	4.62	5.52
Before accumulated other comprehensive income(4)	5.72	5.17	4.51	4.61	5.88

(1)	Effective March 31, 2003, Continental General sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations to our audited consolidated financial statements for further information.

(2)	The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3)	In 2001, we received net proceeds of $46.5 million from a public offering of 16.1 million shares of our common stock, at $3.20 per share. In 2000, we received net proceeds of $27.5 million from the private placement of 3.3 million shares of our common stock at $6.00 per share and 75,000 shares of preferred stock at $100.00 per share.

(4)	“Accumulated other comprehensive income” relates primarily to the net unrealized gain (loss) on available-for-sale securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       This discussion should be read in conjunction with the audited consolidated financial statements, notes, and tables included elsewhere in this report. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements.”
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
      Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations, and small employer groups and, in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. Provident American Life discontinued new sales activities and currently has less than 400 active major medical certificate holders and 400 life policyholders. In 2005, Provident American Life will begin marketing and selling senior products in certain states. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders.
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
      Actual conditions could differ from those assumed in the estimation process. Due to the uncertainties associated with the factors used in these assumptions, materially different amounts could be reported in our Statement of Operations for a particular period under different conditions or using different assumptions. As is common in the health insurance industry, we believe that actual results may vary within a reasonable range of possible outcomes. Management believes that our reasonable range of actual outcomes may vary up to 10% to 15% (excluding provisions for adverse deviation) of the total liabilities for other policy claims and benefits payable recorded at the end of a period.
      Note J. Liabilities for Other Policy Claims and Benefits Payable to our audited consolidated financial statements provides historical information regarding the accrual and payment of our unpaid claims liability. Components of the total incurred claims for each year include amounts accrued for current year estimated claims expense, as well as adjustments to prior year estimated accruals.
      Management considered the volatile claims experience in recent periods when it established its liabilities for unpaid claims at December 31, 2004. Management believes that the recorded liabilities for unpaid claims at December 31, 2004 is within a reasonable range of outcomes. Management closely monitors and evaluates developments and emerging trends in claims costs to determine the reasonableness of judgments made. A retrospective test is performed on prior period claims liabilities and, as adjustments to the liabilities become necessary, the adjustments are reflected in current operations. Management believes that the amount of medical and other benefits payable is adequate to cover our liabilities for unpaid claims as of December 31, 2004.
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
      During 2002, we wrote-off $4.2 million of deferred acquisition costs associated with certain of our major medical business due to the continuing unprofitability of terminated blocks of business.
      Management believes the amount of deferred acquisition costs as of December 31, 2004 is recoverable.
Other Accounting Policies and Insurance Business Factors
      Our results of operations are affected by the following accounting and insurance business factors:
      Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2004, goodwill was $10.7 million and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2004, our other intangible assets consisted of $3.4 million in licenses, or 0.4% of our total assets.
      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board (FASB), which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill or licenses was required in 2004. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.
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
      Revenue recognition. Life insurance premiums are recognized as revenue when they become due. Health premiums are recognized as revenue over the terms of the policies. Revenues from interest sensitive contracts, principally universal life and annuity products, consist of mortality charges for the cost of insurance, contract administration charges, and surrender charges assessed against policyholder account balances during the period. Amounts received from interest sensitive contracts are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses and claims.
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
      Lapsation and persistency. Other factors that affect our results of operations are lapsation and persistency, both of which relate to the renewal of insurance policies and certificates in force. Lapsation is the termination of a policy for nonrenewal and, pursuant to our practice, is automatic if and when premiums become more than 31 days overdue. However, policies may be reinstated, if approved, within 90 days after the policy lapses. Persistency represents the percentage of total certificates in force at the end of a period less any newly-issued certificates divided by the total certificates in force at the beginning of the period.
      Policies renew or lapse for a variety of reasons, due both to internal and external causes. We believe that our efforts to address any concerns or questions of our insureds in an expedient fashion help to ensure ongoing policy renewal. We work closely with our licensed agents, who play an integral role in obtaining policy renewals and communicating with our insureds. However, in 2004, we experienced higher than expected lapse rates on our major medical business as we believe that necessary rate increases implemented in excess of claims trends on certain blocks caused higher lapsation rates.
      External factors also contribute to policy renewal or lapsation. Economic cycles can influence an insured’s ability to continue to pay insurance premiums when due.
      Lapsation and persistency may positively or adversely impact future earnings. Higher persistency generally results in higher renewal premium. However, higher persistency may lead to increased claims in future periods. Additionally, increased lapsation can result in reduced premium collection, accelerated amortization of deferred acquisition cost, and antiselection of higher-risk insureds.
      Reinsurance. Consistent with the general practice of the insurance industry, we reinsure portions of the coverage by our insurance products to unaffiliated insurance companies under reinsurance agreements. Reinsurance provides a greater diversification of underwriting risk, minimizes our aggregate exposure on major risks and limits our potential losses on reinsured business. Reinsurance involves one or more insurance companies participating in the liabilities or risks of another insurance company in exchange for a portion of the premiums. Although the effect of reinsurance is to lessen our risks, it may lower net income. We have entered into a variety of reinsurance arrangements under which we cede business to other insurance companies to mitigate risk. A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America. For more information on Hannover, see “Business-Reinsurance-Existing Arrangements.” We also have assumed risk on a “quota share” basis from other insurance companies. Our results of operations are presented net of reinsurance.
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
      Inherent uncertainties surround legal proceedings and actual results could differ materially from those assumed in estimating the liabilities. The possibility exists that a decision could be rendered against us, and, in some circumstances, include punitive or other damage awards in excess of amounts reserved, that may have a material impact on our financial condition, results of operations or cash flows of a future period.
      Insurance. We use a combination of insurance and self-insurance for a number of our risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability, and employee-related healthcare benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Over the past couple of years, increases in the cost and availability of commercial insurance as a result of significant changes in the insurance market have impacted our insurance coverages. We have renewed most of our insurance policies for 2005. Other policies are up for renewal in mid-2005. We may not be successful in obtaining coverage on terms favorable to us or at all.
Results of Operations
      We have three reportable segments:

•	Medical — includes catastrophic and comprehensive major medical plans;

•	Senior and Other — includes Medicare supplement, long-term care, dental, life insurance and annuities; and

•	Corporate and Other — includes primarily interest income, interest expense, and corporate expenses of the holding company.
      The financial information for the years ended December 31, 2004, 2003 and 2002, includes the operations of all our subsidiaries for the entire period with the exception of Pyramid Life.
      Discontinued Operations. On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Consistent with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale as of December 31, 2002, and was measured at its fair value less costs to sell. Therefore, the financial information for the years ended December 31, 2003 and 2002 excludes the operations of Pyramid Life and the $13.8 million loss from the sale, net of taxes and expenses incurred (except where specifically noted). The net assets, results of operations, and cash flows of Pyramid Life have been reported separately as discontinued operations of a subsidiary in our audited consolidated financial statements for 2003 and 2002. See Note D. Discontinued Operations to our audited consolidated financial statements for further information.
      Overview and Outlook for 2005. Net income for 2004 was $19.1 million or $0.55 per diluted share, compared to net income for 2003 of $22.9 million or $0.67 per diluted share, which included $3.6 million or $0.11 per share from Pyramid Life.
      Pre-tax income from our Senior and Other segment was $18.5 million for 2004 compared to $19.9 million in 2003. Premiums in the Senior and Other segment increased 6.0% in 2004 due primarily to the introduction of new standardized Medicare supplement plans at our Central Reserve subsidiary. We expect premiums in this segment to increase approximately 13% in 2005. In addition, we will begin to sell Medicare supplement plans through our Provident American Life subsidiary. The 2004 segment results were impacted by a higher than expected loss ratio for our Medicare supplement business, partially offset by improved long-term care experience and favorable reserve development. The increase in the Medicare supplement loss ratio was caused by an increase in claims frequency on Medicare Part B physician claims. In addition, claims trend in 2004 exceeded our 2004 rate increases by 100%. We expect the 2005 Senior and Other loss ratio to be consistent with the 2004 loss ratio, or approximately 75%.
      Pre-tax income for our Medical segment was $5.2 million, including a $3.1 million charge for the California litigation settlements, for 2004, compared to $8.8 million for 2003. Premiums in the Medical segment decreased approximately 19.1% in 2004 due to the decline in major medical certificates in force as well as higher than expected lapse rates. By the end of 2004, the decline in premiums had moderated to approximately 7% on an annualized basis. In 2005, we expect premiums to decrease approximately 5% on an annualized basis as new business production begins to approach the level of renewal business that is lapsing. The loss ratio in the Medical segment was 71.3% in 2004, compared to 74.1% for 2003. This improvement was primarily due to favorable run-off of prior year claim reserves. In 2005, we expect the loss ratio to remain consistent with 2004.

2004 Compared to 2003

			Increase
			(Decrease) from
			Previous Year

	2004	2003	Dollars	%

	(dollars in thousands,
	except per share amounts)
Premiums, net
Medical	$247,002	$305,441	$(58,439)	(19.1)%
Senior and other	183,220	172,885	10,335	6.0

Total	430,222	478,326	(48,104)	(10.1)
Net investment income	26,216	25,090	1,126	4.5
Net realized gains	423	1,891	(1,468)	(77.6)
Fee and other income	19,463	28,875	(9,412)	(32.6)

Consolidated revenues	476,324	534,182	(57,858)	(10.8)

Benefits, claims, losses and settlement expenses
Medical	176,143	226,249	(50,106)	(22.1)
Senior and other	138,490	127,491	10,999	8.6

Total	314,633	353,740	(39,107)	(11.1)
Selling, general and administrative expenses	134,563	146,857	(12,294)	(8.4)
Net amortization and change in acquisition costs and value of business acquired	4,571	5,953	(1,382)	(23.2)
Interest expense and financing costs	684	1,620	(936)	(57.8)

	454,451	508,170	(53,719)	(10.6)

Income from continuing operations before federal income taxes	21,873	26,012	(4,139)	(15.9)
Federal income tax expense	2,756	6,647	(3,891)	(58.5)

Income from continuing operations	19,117	19,365	(248)	(1.3)

Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	5,732	(5,732)	(100.0)
Loss on sale of Pyramid Life, net of tax	—	(2,149)	2,149	100.0

Income from discontinued operations	—	3,583	(3,583)	(100.0)

Net income	$19,117	$22,948	$(3,831)	(16.7)

Basic earnings per share	$0.55	$0.67	$(0.12)	(17.9)
Diluted earnings per share	$0.55	$0.67	$(0.12)	(17.9)
Medical loss ratio	71.3%	74.1%	—	—
Senior loss ratio	75.6%	73.7%	—	—
Overall loss ratio	73.1%	74.0%	—	—
Selling, general and administrative expense ratio	31.3%	30.7%	—	—

Net Premiums (net of reinsurance ceded)
      For the year ended December 31, 2004, total net premiums decreased 10.1% to $430.2 million, compared to $478.3 million for 2003.

Medical
      Medical premiums for 2004 were $247.0 million, compared to $305.4 million for 2003, a decrease of 19.1%. The decrease in medical premiums was primarily the result of a 20.7% decrease in major medical certificates in force from 84,167 at December 31, 2003 to 66,724 at December 31, 2004 due to higher lapsation rates. We believe that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004, we experienced higher than anticipated lapse rates on new business.
      However, new business production increased in 2004, compared to the same period in 2003, partially offsetting the higher than anticipated lapse rates. We plan to continue to focus sales in a select number of geographic locations which have historically produced favorable underwriting results. From the third quarter to the fourth quarter of 2004, the decline in major medical premium has moderated to approximately 1.8% (or approximately 7% on an annualized basis), as the increased level of new business production is beginning to approach the level of renewal business which is lapsing. The decline in major medical premium is expected to moderate to approximately 5% on an annualized basis in 2005.

Senior and Other
      Senior and other premiums increased $10.3 million, or 6.0%, to $183.2 million for the year ended December 31, 2004, compared to $172.9 million for 2003. The increase in senior and other premiums was primarily the result of an increase in new business production of our Medicare supplement policies and growth of our senior life product. New business production of Medicare supplement policies increased in 2004 compared to 2003 due primarily to the introduction of new standardized Medicare supplement plans at Central Reserve and a new standardized plan at Continental General.
Other Revenues
      Net investment income was $26.2 million for 2004, compared to $25.1 million for 2003, an increase of 4.5%. This increase was the result of an increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. In addition, net investment income included $0.8 million of unrealized gains on our fixed maturity and equity securities trading portfolios in 2004. The book yield of our available-for-sale investment portfolio at December 31, 2004 was 5.34% compared to a book yield of 5.39% at December 31, 2003.
      Net realized gains decreased to $0.4 million for 2004, compared to $1.9 million for 2003. The decrease was primarily attributable to gains generated on the sale of mortgage-backed securities and corporate bonds in 2003.
      Fee and other income decreased to $19.5 million for 2004, compared to $28.9 million for 2003, a decrease of 32.6%. This decrease was attributable to the decline in major medical policies and the associated policy fee income as well as $5.7 million of fees in 2003 related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003.
Benefits, Claims, Losses and Settlement Expenses
      Total benefits, claims, losses and settlement expenses decreased to $314.6 million for 2004, compared to $353.7 million for 2003, a decrease of 11.1%.

Medical
      Medical benefits, claims, losses and settlement expenses were $176.1 million for 2004, compared to $226.2 million for 2003, a decrease of 22.1%. The decrease was primarily the result of a smaller volume of business in force due to the reduction in medical business as a result of higher than anticipated lapse rates. In addition, the medical loss ratio was 71.3% for 2004, compared to 74.1% for 2003. The improvement in the loss ratio was due primarily to favorable run-off of prior year claim reserves.

Senior and Other
      Senior and other benefits, claims, losses and settlement expenses were $138.5 million for 2004, compared to $127.5 million for 2003. The senior and other loss ratio was 75.6% for 2004, compared to 73.7% for 2003. The Medicare supplement loss ratio was higher than expected in 2004. The Medicare supplement loss ratio for 2004 was 71.9%, compared to 67.1% in 2003. The increase in the Medicare supplement loss ratio was caused by an increase in claim frequency on Medicare Part B physician claims. For 2004, rate increases on this block were approximately 5% based on the Company’s estimate of claims trends when the 2004 rate increases were filed. However, the 2004 claims trend was approximately 10%, resulting in the higher than expected loss ratio for the full year.
Other Expenses and Net Income
      Selling, general and administrative expenses decreased to $134.6 million in 2004, compared to $146.9 million in 2003, a decrease of 8.4%. Included in selling, general and administrative expenses for 2004, is a $3.1 million pre-tax charge ($2.0 million after-tax or $0.06 per share) relating to the settlement of two California lawsuits. Although the final amount of the settlement payout may vary, the ultimate payout is not expected to materially exceed this amount. For more information, see Note L. Contingencies and Commitments to our audited consolidated financial statements. Excluding this charge, other operating expenses decreased $14.3 million and commissions decreased $4.4 million as a direct result of the decline in medical premiums offset by reduced reinsurance allowances of $3.3 million resulting from a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses, including the California litigation settlements, were 31.3% in 2004, compared to 30.7% in 2003. The increase in the selling, general and administrative expense ratio was primarily due to the $3.1 million charge from the California litigation settlements and an increase in consulting expenses and salaries of approximately $1.0 million due to bringing our Cleveland data processing and programming back in-house from a third party vendor.
      The net amortization and change in acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $4.6 million for 2004, compared to net amortization of $6.0 million for 2003. In the Senior segment, a net deferral of $3.3 million was recorded for 2004 compared to net amortization of $1.2 million for 2003. In 2004, the level of costs capitalized increased due to higher levels of Medicare supplement new business production. In the Medical segment, net amortization was $7.9 million for 2004 compared to $4.8 million in 2003. The $3.1 million increase in the net amortization was due to higher assumed lapsed rates on existing business which caused an increase in the level of DAC amortization in the first quarter of 2004. The rate of decline on the DAC asset in the Medical segment moderated in the balance of the year.
      Interest expense and financing costs decreased to $0.7 million in 2004, compared to $1.6 million in 2003, as a result of a decrease in outstanding debt and a decrease in the amortization of deferred debt costs in 2004 as compared to 2003. The early pay-off of our former credit agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing additional interest expense of $0.3 million in 2003.
      Income from continuing operations before federal income taxes, including the $3.1 million charge from the California litigation settlements, was $21.9 million for 2004, compared to $26.0 million for 2003.
      A federal income tax expense of $2.8 million was recorded for 2004, which included a $5.0 million reduction to the deferred tax valuation allowance. As a result of our continued profitability, a projection of continued taxable income in future periods, and the corresponding utilization of a portion of the net operating loss (NOL) carryforwards against 2004 taxable income, the deferred tax valuation allowance was reduced by $5.0 million, or $0.14 per share, to $0 in 2004. At December 31, 2004, we have a deferred tax asset of approximately $4.8 million established related to the remaining NOLs. The effective tax rate, including the $5.0 million reduction to the deferred tax valuation allowance, was 12.6% of the income from continuing operations before federal income taxes. In 2003, a federal income tax expense of $6.6 million was recorded, which included a $2.7 million reduction to the deferred tax valuation allowance, or $0.08 per share, as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate for 2003, including the $2.7 million reduction to the deferred tax valuation allowance, was 25.6% of the income from continuing operations before federal income taxes. See Note I. Federal Income Taxes for a detailed reconciliation of our effective tax rate.
      Income from continuing operations was $19.1 million, or $0.55 per share, for 2004, compared to $19.4 million, or $0.56 per share for 2003. Income from the discontinued operations of Pyramid Life for 2003 was $3.6 million, or $0.11 per share (which included $3.9 million of net realized investment gains, $1.8 million of operating income and an additional loss on the sale of $2.1 million). For 2004, net income was $19.1 million, or $0.55 per share, compared to $22.9 million, or $0.67 per share, for 2003, which included $3.6 million, or $0.11 per share, from Pyramid Life.

2003 Compared to 2002

			Increase
			(Decrease) from
			Previous Year

	2003	2002	Dollars	%

	(dollars in thousands,
	except per share amounts)
Premiums, net
Medical	$305,441	$370,029	$(64,588)	(17.5)%
Senior and other	172,885	170,107	2,778	1.6

Total	478,326	540,136	(61,810)	(11.4)
Net investment income	25,090	24,258	832	3.4
Net realized gains	1,891	2,262	(371)	(16.4)
Fee and other income	28,875	33,548	(4,673)	(13.9)

Consolidated revenues	534,182	600,204	(66,022)	(11.0)

Benefits, claims, losses and settlement expenses
Medical	226,249	291,789	(65,540)	(22.5)
Senior and other	127,491	129,235	(1,744)	(1.3)

Total	353,740	421,024	(67,284)	(16.0)
Selling, general and administrative expenses	146,857	175,183	(28,326)	(16.2)
Net amortization (deferral) and change in acquisition costs and value of business acquired	5,953	(3,845)	9,798	N/M
Interest expense and financing costs	1,620	2,001	(381)	(19.0)
Special charge	—	2,381	(2,381)	(100.0)

	508,170	596,744	(88,574)	(14.8)

Income from continuing operations before federal income taxes	26,012	3,460	22,552	N/M
Federal income tax expense	6,647	1,343	5,304	N/M

Income from continuing operations	19,365	2,117	17,248	N/M

Discontinued operations:
Income from operations of Pyramid Life, net of tax	5,732	7,109	(1,377)	(19.4)
Loss on sale of Pyramid Life, net of tax	(2,149)	(11,627)	9,478	81.5

Income (loss) from discontinued operations	3,583	(4,518)	8,101	179.3

Net income (loss)	$22,948	$(2,401)	$25,349	N/M

Basic earnings (loss) per share	$0.67	$(0.07)	$0.74	N/M
Diluted earnings (loss) per share	$0.67	$(0.07)	$0.74	N/M
Medical loss ratio	74.1%	78.9%	—	—
Senior loss ratio	73.7%	76.0%	—	—
Overall loss ratio	74.0%	77.9%	—	—
Selling, general and administrative expense ratio	30.7%	32.4%	—	—

N/M = not meaningful

Net Premiums (net of reinsurance ceded)
      For the year ended December 31, 2003, total net premiums were $478.3 million, a decrease of 11.4%, from $540.1 million for 2002.

Medical
      Medical premiums for 2003 were $305.4 million compared to $370.0 million for 2002, a decrease of 17.5%. The change in medical premiums was primarily the result of the following:

•	a 34.0% decrease in major medical certificates in force from 127,463 at December 31, 2002 to 84,167 at December 31, 2003 due to exiting certain unprofitable states and higher lapsation rates. Rate increases implemented in excess of claim trend on certain unprofitable blocks caused higher lapsation rates in 2003.

•	a 58.3% decline in new business production from $89.2 million in annualized premium in 2002 to $37.2 million in 2003. We discontinued Continental General major medical brokerage sales in 2003 due to adverse claim experience, which accounted for $18.0 million of the decreased production levels. In addition, Continental General did not write major medical business in Florida for half of 2003, due to capital constraints. Florida accounted for approximately 19% of our major medical production in 2002. Continental General is currently writing major medical business in Florida.

•	renewal premium increases averaging between 25-30% prior to any benefit downgrades or deductible changes.

•	a decline in the percentage of business ceded from 15.3% in 2002 to 13.5% in 2003.
      Our 2004 marketing strategy continued to focus on a reduced number of geographic locations which have historically produced favorable underwriting results. We had expected increased production levels in 2004 and the decline in major medical premium to moderate to 10-15%.

Senior and Other
      Senior and other premiums were $172.9 million for 2003 compared to $170.1 million for 2002, an increase of 1.6%. The change in senior and other premiums was primarily the result of the following:

•	a slight increase in Medicare supplement premium of $124.7 million in 2003 compared to $124.5 million in 2002, which includes a 8.5% decrease in policies in force offset by annual rate increases and reduced levels of reinsurance. Medicare supplement production was expected to increase significantly in 2004 due to the introduction of new standardized plans and expanded distribution into our Central Reserve subsidiary. Medicare supplement premium was projected to increase approximately 10% in 2004.

•	a $4.0 million increase in life and annuity premium due to the growth of senior life new business production.
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

      Fee and other income decreased to $28.9 million for 2003 compared to $33.5 million for 2002, a decrease of 13.9%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income and was partially offset by $5.7 million of third party administrator fees in the Senior and Other segment related to the transition processing of senior business for Pyramid Life. This transition agreement terminated on December 31, 2003. Due to the decline in our medical business and the termination of this transition agreement, we expected total policy fee income to decline approximately 35% in 2004.
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
     Medical
      Medical benefits, claims, losses and settlement expenses were $226.2 million for 2003 compared to $291.8 million for 2002, a decrease of 22.5%. The decrease was primarily the result of a smaller volume of business in force due to the cancellation of medical business in certain unprofitable states. In addition, the medical loss ratio decreased to 74.1% for 2003 compared to 78.9% for 2002. The medical loss ratio primarily decreased due to the following:

•	the implementation of rate increases in excess of claim trend on certain unprofitable blocks;

•	the cancellation of Central Reserve’s major medical business in Texas effective September 30, 2002; and

•	a higher level of severity in the December 31, 2001 claim inventory adversely impacted 2002 loss ratios.
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
Other Expenses and Net Income
      Selling, general and administrative expenses decreased to $146.9 million in 2003 compared to $175.2 million in 2002, a decrease of 16.2%. Commissions decreased $25.2 million and other operating expenses decreased $8.7 million as a direct result of our cancelled business offset by reduced reinsurance allowances of $5.6 million resulting from a lower volume of ceded premiums. As a percentage of premium, selling, general and administrative expenses decreased to 30.7% in 2003 compared to 32.4% in 2002 due to the decrease in the overall commissions rate as a result of lower new sales, and a reduced workforce.
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
      The special charge for 2002 represented a pre-tax non-recurring charge of $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the retirement of Peter W. Nauert, our former CEO. See Note N. Special Charge to our audited consolidated financial statements for further information.
      Income from continuing operations before federal income taxes was $26.0 million for 2003 compared to $3.5 million for 2002.

      Federal income tax expense was $6.6 million, or 25.6% of the income from continuing operations before federal taxes for 2003. In 2002, the federal income tax expense was $1.3 million, or 38.8% of the income from continuing operations before federal taxes. The lower effective tax rate in 2003 was primarily due to the reduction in the deferred tax valuation allowance of $2.7 million on our net operating loss carryforwards due to the utilization of the net operating loss carryforwards in the current period.
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
Liquidity and Capital Resources
      Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, and operating expenses such as salaries, employee benefits, commissions, taxes, and interest on debts. Net cash used in operating activities in 2004 was $15.4 million compared to net cash provided by operating activities of $43.0 million in 2003. The decrease was primarily attributable to the following:

•	the current year includes an $23.5 million increase in fixed maturity and equity securities classified as trading due to our purchase of convertible bonds and convertible preferred stock in the fourth quarter of 2004;

•	a significant reduction in our major medical claims reserves as of December 31, 2004;

•	the prior year included a $12.1 million increase in future policy benefits, claims and funds payable due to Continental General’s assumption of certain interest sensitive whole-life policies from Pyramid Life on March 31, 2003;

•	the prior year reflected a larger reduction in our reinsurance receivable due to the final settlement of our London Life reinsurance receivable in 2004 and a larger decline in our reinsurance receivable and reserves ceded balances; and

•	an increase in current federal income taxes paid.
      Assets decreased 1.0% to $766.0 million at December 31, 2004 from $773.9 million at December 31, 2003. Assets of $495.0 million, or 64.6% of the total assets, were in investments at December 31, 2004. Fixed maturities, our primary investment, were $474.6 million, or 95.9% of total investments, at December 31, 2004. Other investments consist of equity securities, an investment in a limited partnership, policy loans, and mortgage loans. We have classified $456.1 million of our fixed maturities as available-for-sale and $18.5 million as trading and accordingly have reported them at their estimated fair values at December 31, 2004.
      Approximately 97.0% of our fixed maturities available-for-sale were of investment grade quality at December 31, 2004. In addition to the fixed maturities, we also had $22.6 million in cash and cash equivalents of which $7.0 million was restricted at December 31, 2004.
      The total reinsurance receivable was $130.3 million at December 31, 2004. Of this amount, $128.8 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds most of these reserves.
      The total policy liabilities and benefits accrued were 87.3% of the total liabilities at December 31, 2004 compared to 85.7% at December 31, 2003.

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
      Our current credit facility consists of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $312,500 through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.
      Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At December 31, 2004, the interest rate on our term loan A balance of $3.0 million was 5.65% per annum and our $7.8 million term loan B was 6.40% per annum.
      Our obligations under the credit agreement are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
      The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of the regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At December 31, 2004, we were in compliance with these covenants.
      Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.
      Contractual Obligations. The following schedule summarizes current and future contractual obligations as of December 31, 2004:

	Payments Due by Year

		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

	(dollars in thousands)
Long-term debt	$10,750	$2,500	$5,750	$2,500	$—
Operating leases	24,637	2,698	4,499	3,968	13,472
Unfunded investment commitments(1)	578	578	—	—	—
Deposit and investment contracts(2)	236,127	19,132	40,989	35,257	140,749
Long-term care claims and benefits payable(3)	35,107	11,859	14,252	5,341	3,655

Total contractual obligations	$307,199	$36,767	$65,490	$47,066	$157,876

(1)	Represents estimated timing for fulfilling unfunded commitments for investments in a limited partnership. Outstanding commitments with this limited partnership are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(2)	Represents estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.

(3)	Excludes claims and benefits payable on our major medical, Medicare supplement, and other health products since over 90% of the claims are paid within the subsequent six month period and virtually all of the claims are paid within twelve months.
In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P., for an ownership share of approximately 4.13%. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. In 2004, the partnership made capital calls on Continental General’s limited partnership commitment of $4.4 million. At December 31, 2004, we had outstanding unfunded commitments totaling $0.6 million related to this limited partnership.
      We believe that cash flow from operating activities will be sufficient to meet the currently anticipated operating and capital expenditure requirements of our subsidiaries over the next 12 months. Funds to meet our debt obligations are generated from fee income from our non-regulated subsidiaries. Our ability to make scheduled payments of the principal and interest on our indebtedness depends on our future performance and the future performance of our non-regulated subsidiaries, which are subject to economic, financial, competitive and other factors beyond our control. Fee income is derived from fees charged primarily on our major medical business. As that business continues to decline, fee income has and will continue to decline.
      Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres Group. If our non-regulated subsidiaries do not generate sufficient fee income or we are unable to take dividends from our insurance subsidiaries to service all of our debt obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. In addition, if necessary, additional financing may not be available on terms favorable to us or at all.
Net Operating Loss Carryforward
      At December 31, 2004, we had a tax net operating loss, or NOL, carryforward of approximately $13.6 million for federal income tax purposes, which expires through 2021. Changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an “ownership change” as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $12.3 million, is subject to certain restrictions, including an annual limitation of approximately $5.9 million. Losses incurred subsequent to this offering are available without annual limitation to offset future income.
      We determine whether a valuation allowance for our deferred tax asset is necessary based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. During 2004, we evaluated our valuation allowance for deferred taxes and determined that no valuation allowance was required on the remaining NOL carryforwards of $13.6 million due to our continued profitability and the projection of a continued pattern of taxable income in future periods sufficient to utilize these NOLs. Accordingly, our net change in the deferred tax valuation allowance during 2004, including the current year utilization, was $5.0 million, or $0.14 per share. In 2003, the deferred tax valuation allowance was reduced by $2.7 million, or $0.08 per share, as a result of the utilization of NOL carryforwards of certain subsidiaries in the Medical segment.

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

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Medical
Revenues
Net premiums	$247,002	$305,441	$370,029
Net investment income	4,392	5,598	7,317
Net realized (losses) gains	(36)	550	1,194
Other income	16,851	21,680	30,481

	268,209	333,269	409,021

Expenses
Benefits and claims	176,143	226,249	291,789
Other operating expenses	86,888	98,186	123,134

	263,031	324,435	414,923

Segment profit (loss) before federal income taxes	$5,178	$8,834	$(5,902)

Senior and Other
Revenues
Net premiums	$183,220	$172,885	$170,107
Net investment income	21,820	19,487	16,932
Net realized gains	11	905	634
Other income	2,612	7,188	3,067

	207,663	200,465	190,740

Expenses
Benefits and claims	138,490	127,491	129,235
Other operating expenses	50,689	53,058	46,637

	189,179	180,549	175,872

Segment profit before federal income taxes	$18,484	$19,916	$14,868

Corporate and Other
Revenues
Net investment income	$4	$5	$9
Net realized gains	448	436	434
Other income	—	7	—

	452	448	443

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Expenses
Interest expense and financing costs	684	1,620	2,001
Other operating expenses	1,557	1,566	1,567
Special charge	—	—	2,381

	2,241	3,186	5,949

Segment loss before federal income taxes	$(1,789)	$(2,738)	$(5,506)

Income from continuing operations before federal income taxes	$21,873	$26,012	$3,460

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
      Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. For example, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. We attempt to mitigate this risk by offering a wide range of products and by operating in many states, thus reducing our exposure to any single product and by employing underwriting practices that identify and minimize the adverse impact of this risk.
      In addition, insurance companies are subject to extensive federal and state regulation and compliance with these regulations could increase our insurance companies’ operating costs. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company’s state of domicile. For example, states have statutory risk-based capital (RBC) requirements for health and other insurance companies based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers, taking into account the risk characteristics of an issuer’s investments and products. In general, under these laws, an insurance company must submit a report of its RBC level to the insurance department of its state of domicile as of the end of the previous calendar year. These laws provide for four different levels of regulatory attention depending on the ratio of an insurance company’s total adjusted capital (defined as the total of its statutory capital, surplus, and asset valuation reserve) to its risk-based capital. As of December 31, 2004, our risk-based capital levels for each of our insurance subsidiaries exceeded the levels required by regulatory authorities.
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
      All of our fixed maturity investments are reported at fair market value at December 31, 2004. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at December 31, 2004 were $0.1 million and $0.2 million, respectively. For more information, see Note B. Cash and Investments to our audited consolidated financial statements.
      Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.
      Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $12.7 million after-tax at December 31, 2004. This amount represents approximately 6.2% of our stockholders’ equity at such date.
      We also have long-term debt that bears interest at variable rates. Therefore, our results of operations would be affected by interest rate changes. We do not expect a significant rate change in the near future that would have a material effect on our near-term results of operations.
      Seasonality is the risk of fluctuations of revenues and operating results. Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including higher benefit utilization by our insureds during the winter months and the use of deductibles. More specifically, our Senior segment’s seasonality is the opposite of our Medical segment’s, meaning that earnings in the Senior segment are generally lower in the first quarter and higher throughout the remainder of the year. This is mainly a factor of certain of our standardized Medicare supplement plans that pay the Medicare Part B deductible for our insureds generally during the early months of the year. The earnings in our Medical segment are generally lower in the fourth quarter as policyholders meet their annual required co-payments and deductibles. In 2004, we experienced a higher level of seasonality in the fourth quarter as policyholders shifted to products with higher average deductible levels.
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
      In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Market Risk and Management Policies,” and the following:

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	our ability to implement increases in premium rates and to develop, market, distribute and administer competitive products and services in a timely, cost-effective manner;

•	our ability to successfully implement our business plans, including our growth strategy;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	business conditions and competition in the healthcare industry;

•	rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

•	the risk of material adverse outcomes in litigation and related matters;

•	our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	failure (included material weaknesses) of our information and administration systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.
      The factors listed above should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R eliminates the intrinsic value method under APB Opinion 25 as an alternative method of accounting for stock-based compensation. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. We currently use the intrinsic value method of APB Opinion 25 to value stock options, and accordingly, do not recognize compensation expense in our Consolidated Statements of Operations. On a quarterly and annual basis, we disclose the pro forma effect of stock-based compensation on net income (loss) and earnings (loss) per share. Upon adoption, pro forma disclosure will no longer be an alternative. The new statement may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method, or the modified retrospective method. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our consolidated results of operations, cash flows and financial position.
      In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The recognition and measurement guidance of EITF 03-01 was effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delayed the original effective date of the recognition and measurement guidance of EITF 03-01 until the FASB deliberates certain issues related to the implementation of EITF 03-01.
      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. We adopted SOP 03-1 on January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on our consolidated results of operations, cash flows or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       See “Market Risk and Management Policies” section under Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CERES GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ceres Group, Inc.
      We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Columbus, Ohio
March 18, 2005

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ceres Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting contained in Item 9A, “Controls and Procedures” of Ceres Group, Inc.’s (the “Company”) 2004 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Ceres Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Ceres Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ceres Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and our report dated March 18, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Columbus, Ohio
March 18, 2005

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Ceres Group, Inc.
      We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. We have also audited the information related to 2002 presented in the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of Ceres Group’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ceres Group, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the 2002 information set forth therein.
      As described in Notes A, D and H, Ceres Group adopted Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of January 1, 2002.
Ernst & Young LLP
Cleveland, Ohio
March 4, 2003, except for
     Notes A and D as to which
     the date is March 31, 2003

CERES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(dollars in thousands)

	2004	2003

ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$456,075	$479,089
Fixed maturities trading, at fair value	18,531	—
Equity securities available-for-sale, at fair value	7,658	—
Equity securities trading, at fair value	4,938	—
Limited partnership	4,166	—
Surplus notes	—	1,006
Policy and mortgage loans	3,583	4,185

Total investments — Note B	494,951	484,280
Cash and cash equivalents (of which $6,967 and $6,978 is restricted, respectively) — Note B	22,635	26,394
Accrued investment income	5,389	5,658
Premiums receivable	4,096	4,443
Reinsurance receivable — Note K	130,345	143,397
Property and equipment, net — Note C	5,277	5,527
Deferred acquisition costs — Note F	67,074	69,609
Value of business acquired — Note G	10,952	13,034
Goodwill — Note H	10,657	10,657
Licenses — Note H	3,440	3,440
Other assets	11,177	7,475

Total assets	$765,993	$773,914

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$12,899	$9,730
Deposit and investment contracts	236,127	236,568
Accident and health	103,161	94,965

Total future policy benefits, losses and claims	352,187	341,263
Unearned premiums	34,939	33,993
Other policy claims and benefits payable — Note J	102,703	129,237

Total policy liabilities and benefits accrued	489,829	504,493
Deferred reinsurance gain — Note K	6,562	9,456
Other policyholders’ funds	19,016	20,821
Debt — Note M	10,750	13,000
Deferred federal income taxes payable — Note I	7,071	9,572
Other liabilities	27,947	31,433

Total liabilities	561,175	588,775

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued — Note P	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued — Note P	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,522,979 and 34,391,398 shares issued and outstanding, respectively	35	34
Additional paid-in capital	134,090	133,549
Retained earnings	63,495	44,378
Accumulated other comprehensive income	7,198	7,178

Total stockholders’ equity	204,818	185,139

Total liabilities and stockholders’ equity	$765,993	$773,914

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except per share amounts)

	2004	2003	2002

REVENUES
Premiums, net — Note K
Medical	$247,002	$305,441	$370,029
Senior and other	183,220	172,885	170,107

Total premiums, net	430,222	478,326	540,136
Net investment income — Note B	26,216	25,090	24,258
Net realized gains	423	1,891	2,262
Fee and other income	19,463	28,875	33,548

	476,324	534,182	600,204

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses — Note K
Medical	176,143	226,249	291,789
Senior and other	138,490	127,491	129,235

Total benefits, claims, losses and settlement expenses	314,633	353,740	421,024
Selling, general and administrative expenses — Note K	134,563	146,857	175,183
Net amortization (deferral) and change in acquisition costs and value of business acquired — Notes F and G	4,571	5,953	(3,845)
Interest expense and financing costs	684	1,620	2,001
Special charge — Note N	—	—	2,381

	454,451	508,170	596,744

Income from continuing operations before federal income taxes	21,873	26,012	3,460
Federal income tax expense — Note I	2,756	6,647	1,343

Income from continuing operations	19,117	19,365	2,117

Discontinued operations — Note D
Income from operations of Pyramid Life (less tax expense of $3,223 and $3,877, respectively)	—	5,732	7,109
Loss on sale of Pyramid Life (less tax benefit of $79 and $683, respectively)	—	(2,149)	(11,627)

Income (loss) from discontinued operations	—	3,583	(4,518)

Net income (loss)	$19,117	$22,948	$(2,401)

Basic earnings (loss) per share — Note S:
Continuing operations	$0.55	$0.56	$0.06
Discontinued operations	—	0.11	(0.13)

Net income (loss)	$0.55	$0.67	$(0.07)

Diluted earnings (loss) per share — Note S:
Continuing operations	$0.55	$0.56	$0.06
Discontinued operations	—	0.11	(0.13)

Net income (loss)	$0.55	$0.67	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except share amounts)

	2004	2003	2002

Common Stock
Balance at beginning of year	$34	$34	$34
Issuance of common stock:
Employee/agent benefit and stock purchase plans	1	—	—

Balance at end of year	$35	$34	$34

Additional Paid-in Capital
Balance at beginning of year	$133,549	$133,052	$132,061
Issuance of stock:
Employee/agent benefit and stock purchase plans	541	497	991

Balance at end of year	$134,090	$133,549	$133,052

Retained Earnings
Balance at beginning of year	$44,378	$21,430	$23,831
Net income (loss)	19,117	22,948	(2,401)

Balance at end of year	$63,495	$44,378	$21,430

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,178	$13,008	$649
Unrealized gain (loss) on securities, net of tax expense (benefit) of $9, $(1,124) and $5,985, respectively	20	(2,086)	12,359
Realized gains due to the sale of Pyramid Life, net of tax expense of $2,016	—	(3,744)	—

Balance at end of year	$7,198	$7,178	$13,008

Total Stockholders’ Equity	$204,818	$185,139	$167,524

Number of Shares of Common Stock
Balance at beginning of year	34,391,398	34,232,610	33,857,895
Issuance of stock:
Employee/agent benefit and stock purchase plans	69,650	158,788	374,715
Warrants exercised	61,931	—	—

Balance at end of year	34,522,979	34,391,398	34,232,610

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	2004	2003	2002

Operating activities
Net income (loss)	$19,117	$22,948	$(2,401)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	—	(3,583)	4,518
Depreciation and amortization	3,584	3,582	3,391
Net realized gains	(423)	(1,891)	(2,262)
Net change in fixed maturities trading	(18,531)	—	—
Net change in equity securities trading	(4,938)	—	—
Deferred federal income taxes	(2,512)	(995)	6,613
Impairment of intangible asset, licenses	—	146	—
Changes in assets and liabilities:
Accrued investment income	269	(422)	573
Reinsurance and premiums receivable	13,399	27,045	47,461
Deferred acquisition costs	2,358	4,009	(5,671)
Value of business acquired	2,213	1,944	1,826
Federal income taxes payable/recoverable	(4,638)	3,114	(1,587)
Other assets	(18)	125	(1,578)
Future policy benefits, claims and funds payable	(21,265)	(5,568)	(43,061)
Unearned premium	946	(2,687)	(388)
Deferred reinsurance gain	(2,894)	(1,581)	(2,843)
Other liabilities	(2,084)	(3,185)	(22,196)

Net cash (used in) provided by operating activities	(15,417)	43,001	(17,605)

Investing activities
Net purchases of furniture and equipment	(937)	(1,671)	(317)
Purchase of fixed maturities available-for-sale	(87,091)	(240,470)	(179,873)
Purchase of equity securities available-for-sale	(7,214)	—	—
Investment in limited partnership (net of distributions)	(4,166)	—	—
Decrease (increase) in mortgage and policy loans, net	602	(290)	(160)
Proceeds from sales of fixed maturities available-for-sale	34,397	51,392	129,594
Proceeds from calls and maturities of fixed maturities available-for-sale	73,925	100,603	53,184
Net proceeds from sale of Pyramid Life Insurance Company	—	55,261	—

Net cash provided by (used in) investing activities	9,516	(35,175)	2,428

Financing activities
Increase in annuity account balances	24,390	17,018	7,740
Decrease in annuity account balances	(20,540)	(19,062)	(23,945)
Increase in debt borrowings	—	13,000	—
Principal payments on debt	(2,250)	(25,003)	(5,997)
Proceeds from issuance of common stock related to employee/agent benefit and stock purchase plans	542	497	991

Net cash provided by (used in) financing activities	2,142	(13,550)	(21,211)

Net decrease in cash	(3,759)	(5,724)	(36,388)
Cash and cash equivalents at beginning of year	26,394	32,118	68,506

Cash and cash equivalents at end of year	$22,635	$26,394	$32,118

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$592	$931	$1,985
Cash paid during the year for federal income taxes	9,904	5,162	—
The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

A.     Summary of Business and Significant Accounting Policies
Summary of Business
      Ceres Group, Inc. (formerly known as Central Reserve Life Corporation) operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 2004, 2003 and 2002, the Company’s consolidated statements also include the continuing operations of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, acquired on February 17, 1999, United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure), and the discontinued operations of Pyramid Life Insurance Company acquired on July 26, 2000. Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations for further information.
      We provide, through our insurance subsidiaries, a wide array of health and life insurance products. While our insurance subsidiaries are licensed in 48 states, the District of Columbia, and the U.S. Virgin Islands, approximately 60.2% of our total premium volume is generated from ten states: Ohio, Florida, Pennsylvania, Texas, Indiana, Georgia, Kansas, Nebraska, Illinois and Virginia.
      Unless the context indicates otherwise, “we,” “our,” and “us” refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.
Significant Accounting Policies
     Principles of Consolidation
      The accompanying audited consolidated financial statements include the continuing operations of Ceres and its wholly-owned subsidiaries, except for Pyramid Life, which is included in discontinued operations. All intercompany transactions have been eliminated in consolidation.
      The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note Q. Statutory Financial Information for further information.
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
      The FASB staff also issued Emerging Issues Task Force, or EITF D-100: Clarification of Paragraph 61(b) of FASB Statement No. 141 and Paragraph 49(b) of FASB No. 142, which further clarified what the FASB staff believed was the Board’s intent for reclassifying an intangible asset out of goodwill of a previously acquired intangible asset.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

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
      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over periods of 25 years or less. See Note H. Goodwill and Other Intangible Assets for a summary of our goodwill and other intangible assets, as well as further detail related to the impact of the adoption of SFAS 142 in 2002.
     Use of Estimates
      The preparation of the audited consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Cash and Cash Equivalents
      Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. See Note B. Cash and Investments for further information.
     Investments
      Investments in fixed maturities and equity securities are designated at purchase as held-to-maturity, available-for-sale or trading. Fixed maturities include bonds and mortgage-backed securities. Equity securities include non-redeemable preferred stock. Held-to-maturity investments are securities, which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments and surplus notes are stated at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. Trading securities are stated at fair value and are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses related to trading securities are included in our Consolidated Statements of Operations as part of net investment income.
      The investment in the limited partnership is carried on the equity method of accounting. Investments in policy notes and mortgage loans are reported at cost, which approximates fair value.
      Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

The majority of our mortgage-backed securities are of high credit quality and therefore, the retrospective method is used to adjust the effective yield. Premiums and discounts on other debt instruments are amortized using the effective interest method over the remaining term of the security.
      Realized gains and losses on the sale of investments are determined using the specific-identification method, and are credited or charged to income. Also charged to income are unrealized losses on investment securities for which a decline in fair market value is deemed to be other-than-temporary, and unrealized holding gains and losses on trading securities.
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
     Other-Than-Temporary Declines in Fair Value
      We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

•	our ability and intent to retain the investment for a period of time to allow for a recovery in value;

•	the duration and extent to which the fair value has been less than cost; and

•	the financial condition and prospects of the issuer.
     Deferred Acquisition Costs (DAC)
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
      We evaluate the recoverability of deferred acquisition costs on a quarterly basis and determine whether these amounts are recoverable.
     Value of Business Acquired (VOBA)
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

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses, and expenses. Earned interest was assumed to be 6.0% for Continental General Corporation, which was the market rate at the time of acquisition.
     Shadow DAC/ VOBA
      As certain fixed maturities available-for-sale related to our interest-sensitive life insurance products are carried at fair value, an adjustment is made to deferred acquisition costs and the value of business acquired equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. The change in this adjustment is included with the change in fair value of fixed maturity securities available-for-sale, net of tax, that is credited or charged directly to stockholders’ equity and is a component of other comprehensive income. At December 31, 2004 and 2003, deferred acquisition costs were decreased by $1.0 million and $0.8 million, respectively; the value of business acquired was decreased by $1.0 million and $1.1 million, respectively.
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
     Measurement of Impairment of Long-Lived Assets
      Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion (APB Opinion) No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amended Accounting Research Bulletin No. 51, Consolidated Financial Statements.
      This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our results of operations, financial position or liquidity. See Note D. Discontinued Operations for further detail related to the adoption of SFAS 144.
     Future Policy Benefits, Losses and Claims
      Liabilities for future policy reserves for accident and health and traditional life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using our experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.0%. Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 5.5%. At December 31, 2004, credited rates ranged from 4.0% to 5.5%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.5% depending on the duration of the contract. Current rates credited range from 3.0% to 6.0%.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

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
      Claim liabilities with a long pay out period, such as disability income and long-term care claims, are discounted at interest rates of 4.5% and 6.125%-6.5%, respectively. Although considerable variability is inherent in such computations, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.
     Other Policyholders’ Funds
      Other policyholders’ funds consist of supplementary contracts without life contingencies, premiums and annuity considerations received in advance and remittance and items not allocated.
     Insurance Related Assessments
      Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. At December 31, 2004 and 2003, the liability for guaranty-fund and other insurance-related assessments was $1.0 million and $1.4 million, respectively, and was included in other liabilities in our Consolidated Balance Sheets.
     Comprehensive Income
      Comprehensive income in 2004, 2003 and 2002 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income as prescribed by SFAS No. 130, Reporting Comprehensive Income. See Note R. Comprehensive Income for further information.
     Premium Revenue
      Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Revenues from interest sensitive contracts, principally universal life and annuity products, consist of mortality charges for the cost of insurance, contract administration charges, and surrender charges assessed against policyholder account balances during the period. Amounts received from interest sensitive contracts are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses, and claims.
     Fee and Other Income
      Fee and other income consists of monthly collection, management, and administrative fees, and are recognized when the services are performed.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

     Deferred Reinsurance Gain
      Deferred reinsurance gain consists of initial ceding allowances received from reinsurers, less amounts amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business.
     Federal Income Taxes
      Federal income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes issued by the FASB. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note I. Federal Income Taxes for further information.
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
      We adopted SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which permits entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS 123, had been applied. Additionally, in December 2002, the FASB issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting. We elected to continue to apply provisions of APB Opinion 25 and provide the pro forma disclosure required by SFAS 123 and the amended disclosures required by SFAS 148. See Note O. Stock Plans for further information.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123.

	Year Ended December 31,

	2004	2003		2002

	(dollars in thousands,
	except per share amounts)
Net income (loss), as reported	$19,117	$22,948		$(2,401)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6)	868	(1)	(427)

Pro forma net income (loss)	$19,111	$23,816		$(2,828)

Earnings (loss) per share
Basic-as reported	$0.55	$0.67		$(0.07)
Basic-pro forma	$0.55	$0.69		$(0.08)
Diluted-as reported	$0.55	$0.67		$(0.07)
Diluted-pro forma	$0.55	$0.69		$(0.08)

(1)	For the year ended December 31, 2003, there was a positive pro forma impact on net income and basic and diluted earnings per share due to the forfeiture of options resulting from employee terminations.

Earnings per Share
      Basic earnings per share is computed by dividing the income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted earnings per share. See Note S. Computation of Net Income Per Common Share for further information.

Reclassification
      Certain amounts presented in the prior years’ financial statements have been reclassified to conform to the current year’s method of presentation.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R eliminates the intrinsic value method under APB Opinion 25 as an alternative method of accounting for stock-based compensation. SFAS 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. We currently use the intrinsic value method of APB Opinion 25 to value stock options, and accordingly, do not recognize compensation expense in our Consolidated Statements of Operations. On a quarterly and annual basis, we

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

disclose the pro forma effect of stock-based compensation on net income (loss) and earnings (loss) per share. Upon adoption, pro forma disclosure will no longer be an alternative. The new statement may be adopted in one of three ways — the modified prospective transition method, a variation of the modified prospective transition method, or the modified retrospective method. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our consolidated results of operations, cash flows and financial position.
      In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (EITF 03-01). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The recognition and measurement guidance of EITF 03-01 was effective on July 1, 2004. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delayed the original effective date of the recognition and measurement guidance of EITF 03-01 until the FASB deliberates certain issues related to the implementation of EITF 03-01.
      In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. We adopted SOP 03-1 on January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on our consolidated results of operations, cash flows or financial position.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

B.	Cash and Investments
      The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2004 were as follows:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
Fixed maturities available-for-sale
U.S. Treasury securities	$17,849	$138	$(196)	$17,791
Non-government agencies and authorities	47,615	615	(125)	48,105
State and political subdivisions	4,999	25	(93)	4,931
Corporate bonds	187,721	9,134	(682)	196,173
Mortgage- and asset-backed securities	185,339	4,232	(496)	189,075

Total fixed maturities available-for-sale	443,523	14,144	(1,592)	456,075
Equity securities available-for-sale	7,214	444	—	7,658

Total available-for-sale	$450,737	$14,588	$(1,592)	$463,733

      The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2003 were as follows:

		Gross Unrealized
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value

	(dollars in thousands)
Available-for-sale
U.S. Treasury securities	$21,470	$151	$(246)	$21,375
Non-government agencies and authorities	49,034	987	(250)	49,771
State and political subdivisions	5,014	5	(178)	4,841
Corporate bonds	195,018	11,166	(1,191)	204,993
Mortgage- and asset-backed securities	195,640	3,520	(1,051)	198,109

Total available-for-sale	$466,176	$15,829	$(2,916)	$479,089

      Except for bonds and notes of the U.S. Government or of a non-government agency or authority, no investment of the Company exceeds 10% of total stockholders’ equity at December 31, 2004 and 2003.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2004 by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value

	(dollars in thousands)
Fixed maturities available-for-sale
Due in one year or less	$12,656	$12,845
Due after one year through five years	74,048	76,945
Due after five years through ten years	96,157	99,613
Due after ten years	75,323	77,597
Mortgage- and asset-backed securities	185,339	189,075

Total fixed maturities available-for-sale	443,523	456,075
Equity securities available-for-sale	7,214	7,658

Total available-for-sale	$450,737	$463,733

      Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
      Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Proceeds	$34,397	$51,392	$129,594
Gross realized gains	337	2,031	5,634
Gross realized losses	448	768	3,807

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The following is a summary of net investment income by category of investment:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Fixed maturities	$25,062	$24,695	$24,215
Unrealized gain on fixed maturities trading	602	—	—
Unrealized gain on equity securities trading	199	—	—
Dividends on equity securities	255	—	—
Limited partnership	93	—	—
Policy loans	277	286	269
Cash equivalents	334	481	643
Other	20	259	365

Investment income	26,842	25,721	25,492
Investment expenses	(626)	(631)	(1,234)

Net investment income	$26,216	$25,090	$24,258

      At December 31, 2004 and 2003, our insurance subsidiaries had certificates of deposit and fixed maturity securities with a carrying value of $25.4 million and $26.4 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.
      At December 31, 2004 and 2003, $6.5 million of cash was held for fully insured employer shared risk plans, which is restricted to use. We are entitled to investment income from these funds.
      In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P., for an ownership share of approximately 4.13%. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitments, but may elect to do so. In 2004, the partnership made capital calls on Continental General’s limited partnership commitment of $4.4 million. At December 31, 2004, we had outstanding unfunded commitments totaling $0.6 million related to this limited partnership.
      At December 31, 2004, we held no unrated bonds and approximately 3.0% of fixed maturity investments classified as available-for-sale were in less-than-investment grade securities. Approximately 3.0% of the fixed maturities available-for-sale were invested in BB rated subordinated non-agency residential and commercial mortgage-backed securities. These securities include jumbo residential mortgages and commercial mortgages with strong prepayment protection. We perform periodic evaluations of the relative credit standings of the issuers of the bonds held in our portfolio. We consider these evaluations in our overall investment strategy.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The following is a summary of available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2004:

	Less Than 12 Months		12 Months or Longer		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(dollars in thousands)
Fixed maturities available-for-sale
U.S. Treasury securities	$6,204	$(42)	$4,858	$(154)	$11,062	$(196)
Non-government agencies and authorities	17,743	(125)	—	—	17,743	(125)
State and political subdivisions	—	—	3,880	(93)	3,880	(93)
Corporate bonds	20,287	(170)	6,963	(512)	27,250	(682)
Mortgage- and asset-backed securities	51,832	(389)	2,729	(107)	54,561	(496)

Total fixed maturities available-for-sale	$96,066	$(726)	$18,430	$(866)	$114,496	$(1,592)

      We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are carried at fair value with unrealized gains and losses reported in our Consolidated Statements of Operations as part of net investment income. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income, net of deferred federal income taxes. Investments in fixed and equity securities are designated at purchase as held-to-maturity, available-for-sale, or trading. The investment in the limited partnership is accounted for under the equity method of accounting and accordingly, the partnership earnings are included in net investment income. Investments in policy notes and mortgage loans are reported at cost which approximates fair value.
      If management believes a decline in the value of a particular investment is temporary, the decline is reported as an unrealized capital loss, net of deferred federal income taxes, in Stockholders’ Equity. If the decline is expected to be other-than-temporary, the carrying value of the investment is written down and a realized capital loss is reported in our Consolidated Statements of Operations. In June 2003, we wrote down our holdings in American Airlines and Coastal Corp. to their then fair market value, recording a total realized pre-tax loss of $0.3 million. None of the fixed investments above are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on evaluation by both internal management along with external investment managers, including our ability to sell or hold the investments and the length of time and magnitude of the unrealized loss, management has determined that at December 31, 2004, none of the above fixed maturity investment values represent an other-than-temporary impairment.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

C.     Property and Equipment
      Property and equipment are stated at cost and are summarized by category as follows:

	December 31,

	2004	2003

	(dollars in thousands)
Home office buildings	$4,161	$4,115
Land	978	978
Furniture and fixtures	2,262	2,253
Information technology equipment	1,059	809
Other property and equipment	3,825	3,193

	12,285	11,348
Accumulated depreciation	(7,008)	(5,821)

Total	$5,277	$5,527

      Other property and equipment consists principally of software, leasehold improvements, and office equipment. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.2 million, $1.5 million, and $1.2 million, respectively.
D.     Discontinued Operations
      On March 31, 2003, Continental General sold the stock of its subsidiary, Pyramid Life, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. Net proceeds from the sale were used to strengthen Continental General’s statutory capital and repay $10.0 million of our bank debt. Additionally, we continued to process Pyramid Life’s business through an administrative services agreement, which terminated on December 31, 2003. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Accordingly, we adjusted the carrying value of Pyramid Life’s assets held for sale to fair market value at December 31, 2002, which resulted in a charge of $11.6 million. In addition, we recorded a $2.2 million loss on the sale in 2003. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for 2003 and 2002.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Summarized financial data for Pyramid Life’s operations are as follows:

Statements of Operations

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Revenues
Premiums, net	$—	$27,964	$97,953
Net investment income	—	1,568	6,559
Net realized gains	—	5,965	260

	—	35,497	104,772

Benefits, Losses and Expenses
Benefits, claims, losses and settlement expenses	—	20,285	72,490
Selling, general and administrative expenses	—	8,702	29,422
Net (deferral) amortization and change in acquisition costs and value of business acquired	—	(2,445)	(8,413)
Special charge	—	—	287

	—	26,542	93,786

Income from operations before federal income taxes	—	8,955	10,986
Federal income tax expense	—	3,223	3,877

Income from operations	—	5,732	7,109

Loss on sale of Pyramid Life	—	(2,228)	(12,310)
Federal income tax benefit	—	(79)	(683)

Loss on sale of Pyramid Life, net	—	(2,149)	(11,627)

Income (loss) from discontinued operations	$—	$3,583	$(4,518)

E.     Leases
      On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC, an unaffiliated third party, to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for $16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions. A deferred gain of $7.2 million was recorded at the time of the sale. On October 19, 2004, Royalton Investors, LLC and Big T Investments, LLC sold the building and assigned its interest as lessor under the lease agreement dated July 31, 2001, to Strongsville Corporate Center Acquisitions, LLC, an unaffiliated third party. At December 31, 2004 and 2003, the unamortized deferred gain related to the sale of the building was $5.8 million and $6.2 million, respectively, and was included with other liabilities in our Consolidated Balance Sheets. The amortization of the deferred gain was included in net realized gains in our Consolidated Statements of Operations and was $0.4 million for each of the years ended December 31, 2004, 2003, and 2002.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Rent expense for our Cleveland headquarters was approximately $1.8 million in 2004, $1.8 million in 2003, and $1.7 million in 2002. Future rent payments for the Cleveland headquarters and all other operating leases are as follows:

	Cleveland
	Headquarters	All Other	Total

	(dollars in thousands)
2005	$1,845	$853	$2,698
2006	1,893	438	2,331
2007	1,960	208	2,168
2008	1,958	54	2,012
2009	1,956	—	1,956
Thereafter	13,472	—	13,472

Total future minimum rent payments	$23,084	$1,553	$24,637

F.     Deferred Acquisition Costs
      Unamortized deferred policy acquisition costs are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Balance at beginning of year	$69,609	$74,891	$68,934
Current year’s costs deferred	14,971	14,373	27,791

	84,580	89,264	96,725
Amortization for the year	(17,327)	(18,383)	(22,120)
Adjustment for the change in net unrealized gains and losses on available-for-sale securities	(179)	(1,272)	286

Balance at end of year	$67,074	$69,609	$74,891

G.     Value of Business Acquired
      The value of business acquired is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Balance at beginning of year	$13,034	$16,084	$17,910
Amortization	(1,006)	(862)	(1,275)
Adjustments to expense reserve	(1,207)	(1,082)	(551)
Adjustment for the change in net unrealized gains and losses on available-for-sale securities	131	(1,106)	—

Balance at end of year	$10,952	$13,034	$16,084

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

Amortization

2005	$2,149
2006	1,858
2007	1,596
2008	1,368
2009	1,170
H.     Goodwill and Other Intangible Assets
      Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2004, goodwill was $10.7 million, all of which related to the Senior and Other segment, and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of other legal rights or because the assets are capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2004, our other intangible assets consisted of $3.4 million in licenses, which represented 0.4% of our total assets.
      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) issued by the FASB, which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS 142, we completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill or licenses was required in 2004. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.

I.	Federal Income Taxes
      We file a consolidated federal income tax return with our subsidiaries, except for Continental General, which is required to file a separate return through fiscal year 2004.
      Federal income tax expense (benefit) from continuing operations was composed of the following:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Current	$5,268	$7,642	$(5,894)
Deferred	(2,512)	(995)	7,237

Total	$2,756	$6,647	$1,343

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Income tax expense (benefit) is recorded in various places in our consolidated financial statements. A summary of the amounts and places are as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Statement of Operations
Continuing operations	$2,756	$6,647	$1,343
Discontinued operations	—	3,144	3,194

Total income tax expense included in the consolidated statements of operations	2,756	9,791	4,537

Statement of Stockholders’ Equity
Expense (benefit) related to the change in unrealized gain or loss on securities	9	(1,124)	5,985
Expense on realized gains due to the sale of Pyramid Life	—	2,016	—

Total income tax expense included in the consolidated statements of stockholders’ equity	9	892	5,985

Total income tax expense included in the consolidated financial statements	$2,765	$10,683	$10,522

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Expected tax expense at 35%	$7,656	$9,112	$1,194
Tax exempt interest	—	(30)	(30)
Reduction in valuation allowance	(4,950)	(2,691)	—
Meals and entertainment	41	140	165
Non deductible expenses	8	91	103
Other	1	25	(89)

	$2,756	$6,647	$1,343

      The federal income tax returns for the Company and its subsidiaries have been examined by the Internal Revenue Service (IRS) through 1999. Currently, there are no tax years being examined by the IRS.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,

	2004	2003

	(dollars in thousands)
Deferred tax liabilities
Value of business acquired	$4,530	$5,219
Deferred acquisition costs	5,175	8,711
Unrealized gain adjustment	4,156	3,865
Deferred and uncollected premium	967	1,096
Other	3,871	2,731

	18,699	21,622

Deferred tax assets
Reinsurance transactions	2,633	4,031
Deferred gain on Cleveland headquarters	2,013	2,170
Reserves	1,396	4,456
Net operating loss carryfoward	4,755	4,950
Advance premium	15	31
Other	816	1,362

	11,628	17,000
Valuation allowance	—	4,950

Net deferred tax liabilities	$7,071	$9,572

      At December 31, 2004, we had a tax net operating loss carryforward, or NOL, of approximately $13.6 million for federal income tax purposes, which expires through 2021. Future changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code, could limit the amount of NOL carryforwards used in any one year. Our December 2001 public offering resulted in an “ownership change” as defined in Section 382 of the Code and the regulations issued thereunder. Pursuant to Section 382, our ability to use our NOLs originating prior to the offering, accounting for approximately $12.3 million, is subject to certain restrictions, including an annual limitation of approximately $5.9 million. Losses incurred subsequent to this offering, accounting for approximately $1.3 million, are available without annual limitation to offset future income.
      We determine a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. During 2004, we evaluated our valuation allowance for deferred taxes and determined that no valuation allowance was required on the remaining NOL carryforwards of $13.6 million due to our continued profitability and the projection of a continued pattern of taxable income in future periods sufficient to utilize these NOLs. Accordingly, our net change in the deferred tax valuation allowance during 2004, including the current year utilization, was $5.0 million. In 2003, the deferred tax valuation allowance was reduced by $2.7 million as a result of the utilization of NOL carryforwards of certain subsidiaries in the Medical segment.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Prior to 1984, the Life Insurance Company Income Tax Act of 1959, as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders’ Surplus Account (PSA). On January 1, 1984 the balance of the PSA account was fixed and only subject to taxation in the event amounts in the PSA account were distributed to shareholders, or if the balance of the account exceeded certain limitations prescribed by the IRS. On October 22, 2004, President Bush signed into law the America Jobs Creation Act of 2004. Included among the various provision of the Act was a two-year suspension of the taxation on distributions of amounts from a company’s PSA and reordering rules for current distributions providing that distributions are deemed to reduce the existing PSA balance before reducing amounts available to shareholders. At December 31, 2004, our accumulated untaxed PSA balance was $2.9 million.
      Management is currently evaluating any actions that may enable the company to provide current distributions, thus reducing or eliminating the PSA balance. At the close of the suspension period, the previous ordering rules will be reinstated. Accordingly, we consider the likelihood of additional distributions from the PSA account after the suspension period to be remote and, therefore, no specific federal income tax has been provided for such distributions in the financial statements.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

J.	Liability for Other Policy Claims and Benefits Payable
      The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

	December 31,

	2004	2003	2002

	(dollars in thousands)
Gross balance at beginning of year	$129,237	$147,938	$186,783
Less: Reserves ceded	25,878	28,622	58,078

Adjusted net beginning balance	103,359	119,316	128,705

Paid claims and claims adjustments expenses, net of reinsurance, for
Current year	252,668	252,789	268,036
Prior years	71,023	91,655	136,693

Total paid	323,691	344,444	404,729

Incurred claims and claims adjustment expenses, net of reinsurance, for
Current year	322,272	358,567	368,935
Prior years	(19,596)	(12,995)	8,394

Total incurred	302,676	345,572	377,329

Net reserve balance at end of year	82,344	120,444	101,305
Plus: Reserves ceded at end of year	22,076	25,878	28,622

Balance before reinsurance recoveries on paid claims	104,420	146,322	129,927
Plus: (Decrease) increase in reinsurance recoveries on paid claims	(1,717)	(17,085)	18,011

Gross balance at end of year	$102,703	$129,237	$147,938

      The foregoing indicates that a $19.6 million redundancy in the 2003 reserves emerged in 2004 primarily as a result of favorable development of prior year major medical and long-term care claim reserves. In 2003, a $13.0 million redundancy in the 2002 reserves emerged as a result of an improvement of medical claim trends primarily on fourth quarter 2002 incurred versus our original projected levels. In 2002, a $8.4 million deficiency in the 2001 reserves emerged as a result of higher than anticipated claims costs associated with a reduction in pending claims inventory in the Medical segment.

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

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

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

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

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
      Effective January 1, 1999, Provident American Life entered into a reinsurance agreement with Provident Indemnity, whereby Provident American Life reinsured 100% of Provident Indemnity’s business written after December 31, 1998. In a separate reinsurance agreement, Provident American Life ceded to Hannover 50% of its direct business written after December 31, 1998 and 50% of the business reinsured from Provident Indemnity.
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

United Benefit Life Insurance Company
      Effective August 1, 1998, Central Reserve entered into a reinsurance treaty with United Benefit Life, a life and accident and health insurer in Texas. Under the terms of the treaty, Central Reserve agreed to assume 100% of United Benefit Life’s block of business, until such time as profits earned by Central Reserve on the assumed block reached a contractual threshold, which approximated $20.0 million of pre-tax income. Central Reserve paid to United Benefit Life a $20.0 million ceding allowance in connection with this transaction.
      In connection with the United Benefit Life reinsurance treaty, Central Reserve ceded 80% of the business in force on August 1, 1998 to Hannover, thereby retaining a net risk of 20%. Additionally, Central Reserve ceded 50% of the policies written by United Benefit Life subsequent to August 1, 1998 and reinsured by Central Reserve to Hannover. This treaty provided Central Reserve an initial ceding allowance of $20.0 million, which was being accounted for as a deferred reinsurance gain in the accompanying audited consolidated financial statements, and was amortized into income over the duration of the underlying block of business. In 1999, Central Reserve acquired through foreclosure the stock of United Benefit Life.
      On December 31, 2002, United Benefit Life and Hannover entered into an agreement, which amended these reinsurance arrangements. For claims incurred June 30, 2002 and prior, Hannover continues to be responsible for its quota share percentage. For claims incurred July 1, 2002 and subsequent, Central Reserve retains 100% of the risk.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

Other
      In the ordinary course of business, the Company maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that the Company retains on a given policy. For ordinary and group life claims, Continental’s maximum retention is $125,000 and Central Reserve’s maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000.
      The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Premiums, net
Direct	$508,445	$570,542	$652,967
Assumed	988	851	122
Ceded	(79,211)	(93,067)	(112,953)

Total premiums, net	$430,222	$478,326	$540,136

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses, and settlement expenses	$368,383	$416,506	$498,130
Reinsurance recoveries	(53,750)	(62,766)	(77,106)

Total benefits, claims, losses and settlement expenses	$314,633	$353,740	$421,024

Selling, general, and administrative expenses
Commissions	$68,073	$72,502	$97,655
Salaries and benefits	31,755	34,443	37,443
Taxes, licenses, and fees	13,152	17,198	18,658
California litigation settlements	3,050	—	—
Other operating expenses	35,113	42,638	46,953
Reinsurance allowances	(16,580)	(19,924)	(25,526)

Total selling, general and administrative expenses	$134,563	$146,857	$175,183

      Our insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business. The above table does not include the amortization of initial ceding allowances received from reinsurers. Amortization of deferred reinsurance gain for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.7 million, and $2.8 million, respectively.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

L.	Contingencies and Commitments
      The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.
      As previously disclosed, a California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits (AACB), and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life through the AACB. Plaintiffs alleged causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs sought unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case was scheduled to go to trial in January 2005. The plaintiffs also filed an action against Provident American Life containing somewhat similar allegations. On September 15, 2004, we announced that we had agreed to settle these lawsuits. The settlements contemplated payments to class members and others, as well as certain attorneys’ fees and costs. In 2004, we recorded (in selling, general and administrative expenses) a pre-tax charge of $3.1 million ($2.0 million after-tax). Although the final amount of the settlement payout may vary, we believe that the ultimate payout will not materially exceed that amount. These California litigation settlements do not involve any admission of wrongdoing by the Company or any subsidiary.
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

M.	Debt

	December 31,

	2004	2003

	(dollars in thousands)
Bank credit facility	$10,750	$13,000
      On December 23, 2003, we entered into a credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. Proceeds of this new $13.0 million term loan facility were used to pay-off the then existing term loan balance under the former credit agreement and to repurchase most of the stock of one of our non-regulated subsidiaries from certain agents of the company. The early pay-off of the former agreement resulted in the immediate amortization of the capitalized loan fees relating to that debt, causing a pre-tax expense of approximately $0.3 million. The loan origination fee on the credit agreement of 1.0% is being amortized over the lives of the new term loans.
      Our credit facility consists of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $312,500

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.
      Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At December 31, 2004, the interest rate on our term loan A balance of $3.0 million was 5.65% per annum and our $7.8 million term loan B was 6.40% per annum.
      Our obligations under the credit agreement are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
      The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At December 31, 2004, we were in compliance with these covenants.

N.	Special Charge

2002
      On April 15, 2002, Peter W. Nauert announced his retirement from his position as our chief executive officer effective June 1, 2002. He remained as chairman of our Board until May 2003. In the first quarter of 2002, we reported a pre-tax non-recurring special charge to operations of approximately $2.7 million ($2.4 million in continuing operations and $0.3 million in discontinued operations) related to the early termination of his employment agreement and the payment of certain benefits through June 2003.

O.	Stock Plans

Stock Option Plans
      In 1999, 373 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. We terminated this plan in December 2000. At December 31, 2004, there were options outstanding under the plan to purchase 198,000 shares.
      In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, we granted common stock options to certain key employees. In 1999 through 2004, we granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. In general, such grants vest over three years and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. On May 19, 2004, our shareholders adopted an amendment to the plan, to increase the total number of shares of our common stock reserved for issuance under the plan by an additional 1,000,000 shares to a total of 3,000,000 shares of our common stock. The adopted amendments to the plan also allowed for the grant of stock and restricted stock awards in addition to stock options and stock appreciation rights to officers, non-employee directors, consultants and advisors. At

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

December 31, 2004, there were options outstanding under the plan to purchase 1,309,042 shares. In addition, 82,996 shares of stock and restricted stock awards were granted under this plan in 2004 to officers and non-employee directors.
      In 1998 and 1999, pursuant to various individual employment agreements, we granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years. At December 31, 2004, there were options outstanding pursuant to these grants to purchase 315,000 shares.
      In 1999, pursuant to the 1999 Special Agents’ Stock Option Plan, we granted 78,706 common stock options to certain regional sales directors and managing general agents. Each grant vested immediately and expires ten years from the date of grant. We terminated this plan at the end of 2000. At December 31, 2004, there were options outstanding under the plan to purchase 78,706 shares.
      A summary of our stock option activity is presented below:

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,740,267	$6.22	2,620,334	$7.00	2,878,632	$7.12
Options granted, with exercise prices:
Greater than fair value at grant date	180,000	6.27	100,000	1.95	40,000	6.25
Equal to fair value at grant date	116,457	6.11	107,500	3.13	140,000	4.11
Less than fair value at grant date	—	—	5,000	4.10	—	—
Forfeited	(135,976)	7.37	(1,092,567)	7.38	(438,298)	6.78

Outstanding at end of year	1,900,748	6.13	1,740,267	6.22	2,620,334	7.00

Exercisable at end of year	1,419,498	6.68	1,370,267	6.83	1,927,834	7.29

Shares available for future grants	1,607,962

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Exercise prices for options outstanding at December 31, 2004 ranged from $1.95 to $9.50. While some options have no expiration date, management estimates the remaining average contractual life of options awarded is 5 years. A summary of the options by range of exercise price is as follows:

	Options Outstanding		Options Exercisable

Range of	Number Outstanding	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	December 31, 2004	Exercise Price	December 31, 2004	Exercise Price

$1.95 to $3.99	287,500	$2.92	37,500	$2.48
$4.00 to $4.99	60,000	4.40	60,000	4.40
$5.00 to $5.99	185,163	5.79	185,163	5.79
$6.00 to $6.99	886,000	6.34	654,750	6.39
$7.00 to $7.99	125,085	7.20	125,085	7.20
$8.00 to $9.50	357,000	8.31	357,000	8.31

	1,900,748		1,419,498

Warrants
      In 2004, we issued 61,931 shares of our common stock to various investors upon the cashless exercise of certain warrants that were issued in July 1998. These warrants were fully exercisable for 287,960 shares. At December 31, 2004, we had outstanding 3,369,783 warrants at $5.41, expiring in 2005, and 25,000 warrants at $5.27, expiring in 2008.

Stock Purchase Plan
      Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a 15% discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other than for death, disability or retirement. Six-month offerings are made available beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of the stock’s fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. As of December 31, 2004 and 2003, 9,027 and 35,183 shares, respectively, had been issued under the employee plan.

Agent Stock Purchase Plan
      We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent stock purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. As of December 31, 2004 and 2003, 22,265 and 75,828 shares, respectively, had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased unless sooner terminated by our Board.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

Stock Awards
      Pursuant to the 1998 Key Employee Share Plan, as amended on May 19, 2004, 55,000 shares of restricted stock awards were granted to executive officers in 2004. The awards vest 25% over four years. We recognized stock compensation expense related to these awards of $0.1 million in 2004. In addition, 27,996 shares of our common stock were granted to non-employee directors of our Board in 2004. We recognized stock compensation expense related to these awards of $0.2 million in 2004.
      Also, pursuant to employment contracts, we provided an award of common shares to Peter W. Nauert. The number of shares awarded was contingent upon the weighted average fair value of the common shares over specified periods, but was based on a stock award equal to $1.0 million per year through July 1, 2001 and $0.5 million per year through May 31, 2002, which was revised from July 1, 2003 due to his retirement. For the year ended December 31, 2002, 88,661 shares were awarded. We recognized stock compensation expense related to these awards of $0.2 million in 2002.

Stock-Based Compensation
      As required by SFAS No. 123, Accounting for Stock-Based Compensation, we have estimated the pro forma impact on net income and earnings per share of stock-based compensation under the fair value method, using the Black-Scholes option valuation model.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.
      Significant underlying assumptions made are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Risk-free rate of return	3.61%	3.22%	2.73%
Dividend yield	0%	0%	0%
Volatility factor	0.439	0.465	0.433
Expected life of award	5 years	5 years	5 years
      Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.47, $1.48, and $1.39 per share for 2004, 2003 and 2002, respectively. There was no pro forma impact on net income and net income per share of stock-based compensation under the fair value method for the year ended December 31, 2004. The pro forma impact for the year ended December 31, 2003 would be to increase net income by $0.9 million or $0.02 per share due to the forfeiture of options resulting from employee terminations. The pro forma impact for the year ended December 31, 2002 would be to increase the net loss by $0.4 million or $0.01 per share.

P.	Preferred Shares
      We have authorized 1,900,000 Non-Voting Preferred Shares, $.001 par value. We have never issued any Non-Voting Preferred Shares. However, our Board is authorized at any time to provide for the issuance of

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. However, our credit agreement prohibits the payment of dividends on preferred stock. Holders of non-voting preferred shares shall have no voting rights except as required by law.
      We also have authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which none were outstanding at December 31, 2004.

Q.	Statutory Financial Information
      State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.
      Statutory accounting practices prescribed or permitted by regulatory authorities for our insurance subsidiaries differ from generally accepted accounting principles. Shareholders’ equity and net income, as determined in accordance with statutory accounting practices (as filed with respective state insurance departments), for Ceres and its subsidiaries are summarized as follows:

				Statutory Capital
	Statutory Net Gain (Loss)			and Surplus
	Year Ended December 31,			December 31,

	2004	2003	2002	2004	2003

	(dollars in thousands)
Central Reserve(1)	$311	$8,160	$6,767	$38,320	$40,961
Provident American Life(1)	(1,572)	2,210	(1,329)	3,857	5,434
Continental General(2)	10,259	34,723	(13,684)	68,966	59,506
United Benefit Life(1)	(1,968)	(244)	(187)	2,982	3,145
Pyramid Life(3)	—	741	(105)	—	—

(1)	Statutory capital and surplus for Central Reserve includes Provident American Life and United Benefit Life. Central Reserve’s statutory net gain for the years ended December 31, 2004 and 2002 includes the losses of Provident American Life and United Benefit Life. For the year ended December 31, 2003, the losses of United Benefit Life are included in Central Reserve’s statutory net gain.

(2)	Statutory capital and surplus for Continental General for the year ended December 31, 2003, includes an additional $21.0 million from the sale of Pyramid Life. Continental General’s statutory net gain for the year ended December 31, 2003 includes $31.0 million from the sale of Pyramid Life.

(3)	Pyramid Life’s statutory net gain for the year ended December 31, 2003 includes statutory earnings through March 31, 2003. On March 31, 2003, we sold Pyramid Life to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. See Note D. Discontinued Operations for further information.
      Generally, the capital and surplus of our insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. However, payments of the amounts as dividends may be subject to approval by regulatory authorities. In 2005, Continental General could pay a dividend to Ceres, the parent company, of up to $10.3 million without prior

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

approval of the state regulator. In 2005, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres.
      The NAIC also has risk-based capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. We calculated the risk-based capital for its insurance subsidiaries as of December 31, 2004 using the applicable RBC formula. Based on these calculations, the RBC levels of each of our insurance subsidiaries at December 31, 2004 exceeded the levels required by regulatory authorities.

R.	Comprehensive Income
      Comprehensive income is as follows:

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Net income (loss)	$19,117	$22,948	$(2,401)
Other comprehensive income, net of tax:
Unrealized gain on securities, net of tax expense of $18, $220 and $6,524, respectively	35	410	13,359
Reclassification adjustments for net losses (gains) included in net income, net of tax (benefit) expense of $(8), $512 and $639, respectively	16	(950)	(1,186)
Unrealized (loss) gain adjustment to deferred acquisition costs and value of business acquired, net of tax (benefit) expense of $(17), $(832) and $100	(31)	(1,546)	186
Realized gains due to the sale of Pyramid Life, net of tax expense of $2,016	—	(3,744)	—

Comprehensive income	$19,137	$17,118	$9,958

S.	Computation of Net Income Per Common Share
      Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. In 2002, the diluted earnings per share calculation was adjusted for a one time net gain

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

on repurchase of the convertible voting preferred stock. Basic and diluted weighted average shares of common stock are as follows:

	Year Ended December 31,

	2004	2003	2002

Weighted average shares:
Basic	34,466,865	34,311,152	34,019,063
Stock awards and incremental shares from assumed exercise of stock options	437,079	36,028	—

Diluted	34,903,944	34,347,180	34,019,063

T.     Employee Benefit Plan
      We sponsor the Ceres Group, Inc. 401(k) Plan, a defined contribution 401(k) savings plan (the Plan). Effective January 1, 2001, the Plan was amended to increase the employer match (Company Match Contribution) to 50% of the participant’s contributions subject to a maximum of 6% of the participant’s salary.
      Effective June 1, 2002, the Plan was amended so that participants can elect to make pre-tax contributions from 1% to 25% of their compensation and after-tax contributions were no longer permitted. In addition to the Company Match Contribution, we match 100% of each participant’s contributions (Stock Match Contribution) to the Ceres Group, Inc. Stock Fund, up to a maximum of $1,000 per year provided the participant agrees that the pre-tax contributions will not be transferred out of the fund for a minimum of one year.
      In addition, we may contribute a Profit Sharing Contribution to the Plan, as determined by our Board. All eligible, active employees who have worked over 1,000 hours during the plan year and who are employed on the last day of the plan year share in this contribution. Participants who leave employment during the plan year due to retirement, death or disability will also share in the contribution. There were no Profit Sharing Contributions made for the 2004, 2003 and 2002 plan years, respectively.
      A participant’s interest in the Company Match Contribution, Stock Match Contribution and Profit Sharing Contribution allocated to the participant’s account becomes vested over a five-year graded vesting schedule with 100% vesting over five years. Our total matching contributions were approximately $506,000 for 2004, $504,000 for 2003, and $642,000 for 2002.
U.     Operating Segments
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

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment.

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Medical
Revenues
Net premiums	$247,002	$305,441	$370,029
Net investment income	4,392	5,598	7,317
Net realized (losses) gains	(36)	550	1,194
Other income	16,851	21,680	30,481

	268,209	333,269	409,021

Expenses
Benefits and claims	176,143	226,249	291,789
Other operating expenses	86,888	98,186	123,134

	263,031	324,435	414,923

Segment profit (loss) before federal income taxes	$5,178	$8,834	$(5,902)

Senior and Other
Revenues
Net premiums	$183,220	$172,885	$170,107
Net investment income	21,820	19,487	16,932
Net realized gains	11	905	634
Other income	2,612	7,188	3,067

	207,663	200,465	190,740

Expenses
Benefits and claims	138,490	127,491	129,235
Other operating expenses	50,689	53,058	46,637

	189,179	180,549	175,872

Segment profit before federal income taxes	$18,484	$19,916	$14,868

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

	Year Ended December 31,

	2004	2003	2002

	(dollars in thousands)
Corporate and Other
Revenues
Net investment income	$4	$5	$9
Net realized gains	448	436	434
Other income	—	7	—

	452	448	443

Expenses
Interest expense and financing costs	684	1,620	2,001
Other operating expenses	1,557	1,566	1,567
Special charge	—	—	2,381

	2,241	3,186	5,949

Segment loss before federal income taxes	$(1,789)	$(2,738)	$(5,506)

Income from continuing operations before federal income taxes	$21,873	$26,012	$3,460

V.     Fair Values of Financial Instruments
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
      We used the following methods and assumptions in estimating our fair value disclosures:
      Investment securities — Fair value for fixed maturity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services.
      Cash and cash equivalents, accrued investment income, premiums receivable, surplus notes, mortgage loans and policy notes — The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.
      Annuity contracts — The fair value for the annuity reserves included in the liability for future policy benefits, losses, and claims is the amount payable on demand.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

      Other policyholders’ funds — The carrying amount reported in the consolidated balance sheets for these instruments approximate their fair value.
      Debt — The carrying amounts reported in the consolidated balance sheets for the long-term debt approximates their fair value.
      Carrying amounts and estimated fair values of financial instruments at December 31, 2004 and 2003 are summarized as follows:

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(dollars in thousands)
Assets
Investments
Fixed maturities available-for-sale	$456,075	$456,075	$479,089	$479,089
Fixed maturities trading	18,531	18,531	—	—
Equity securities available-for-sale	7,658	7,658	—	—
Equity securities trading	4,938	4,938	—	—
Surplus notes	—	—	1,006	1,006
Policy notes	3,572	3,572	4,137	4,137
Mortgage loans	11	11	48	48
Cash and cash equivalents	22,635	22,635	26,394	26,394
Premiums receivable	4,096	4,096	4,443	4,443
Accrued investment income	5,389	5,389	5,658	5,658
Liabilities
Annuity reserves	157,255	155,191	156,626	154,061
Other policyholders’ funds	19,016	19,016	20,821	20,821
Debt	10,750	10,750	13,000	13,000
W.     Concentrations of Credit Risk
      Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of fixed maturity investments, cash, cash equivalents, and reinsurance receivable.
      We maintain cash and cash equivalent investments with various financial institutions, and perform periodic evaluations of the relative credit standings of those financial institutions.
      Substantially all of our reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2004, Hannover has an “A” rating from the A.M. Best Company. We perform periodic evaluations of this reinsurer’s credit standing.

CERES GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
December 31, 2004, 2003 and 2002

X.     Quarterly Results of Operations — (Unaudited)
      The following is a summary of quarterly results of operations for the years ended December 31, 2004 and 2003. All prior quarters have been reclassified to reflect the sale of Pyramid Life:

	First	Second	Third	Fourth

	(dollars in thousands,
	except per share amounts)
2004
Revenues	$120,417	$119,041	$117,527	$119,339
Benefits, claims, losses and settlement expenses	76,564	77,443	78,962	81,664
Selling, general and administrative and other expenses	33,611	32,963	34,528	33,461
Income from continuing operations	6,174	4,892	5,410	2,641
Discontinued operations:
Income from operations of Pyramid Life, net of tax	—	—	—	—
Loss on sale of Pyramid Life, net of tax	—	—	—	—
Income (loss) from discontinued operations	—	—	—	—
Net income	6,174	4,892	5,410	2,641
Basic earnings per share:
Continuing operations	0.18	0.14	0.16	0.08
Discontinued operations	—	—	—	—
Net income	0.18	0.14	0.16	0.08
Diluted earnings per share:
Continuing operations	0.18	0.14	0.16	0.08
Discontinued operations	—	—	—	—
Net income	0.18	0.14	0.16	0.08
2003
Revenues	$141,083	$136,281	$129,917	$126,901
Benefits, claims, losses and settlement expenses	96,306	89,403	85,527	82,504
Selling, general and administrative and other expenses	38,170	37,218	35,713	35,756
Income from continuing operations	3,757	6,951	4,200	4,457
Discontinued operations:
Income from operations of Pyramid Life, net of tax	5,732	—	—	—
Loss on sale of Pyramid Life, net of tax	(2,110)	(39)	—	—
Income (loss) from discontinued operations	3,622	(39)	—	—
Net income	7,379	6,912	4,200	4,457
Basic earnings per share:
Continuing operations	0.11	0.20	0.12	0.13
Discontinued operations	0.11	—	—	—
Net income	0.22	0.20	0.12	0.13
Diluted earnings per share:
Continuing operations	0.11	0.20	0.12	0.13
Discontinued operations	0.11	—	—	—
Net income	0.22	0.20	0.12	0.13

Schedule II
CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Balance Sheets
December 31, 2004 and 2003
(dollars in thousands)

	2004	2003

Assets
Investment in subsidiaries(1)	$220,703	$204,495
Cash and cash equivalents	183	1,480
Due from non-regulated subsidiaries(1)	5,945	2,559
Other assets	4,427	7,964

Total assets	$231,258	$216,498

Liabilities and stockholders’ equity

Liabilities
Debt	$10,750	$13,000
Due to non-regulated subsidiaries(1)	9,247	11,625
Other liabilities	6,443	6,734

Total liabilities	26,440	31,359

Stockholders’ equity
Non-voting preferred stock	—	—
Convertible voting preferred stock	—	—
Common stock	35	34
Additional paid-in capital	134,090	133,549
Retained earnings	63,495	44,378
Accumulated other comprehensive income	7,198	7,178

Total stockholders’ equity	204,818	185,139

Total liabilities and stockholders’ equity	$231,258	$216,498

(1)	Eliminated in consolidation.
See accompanying reports of independent registered public accounting firms.

Schedule II (continued)
CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Statements of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	2004	2003	2002

Revenues
Dividend income(1)	$4,100	$5,200	$6,300
Rental income(2)	1,804	1,751	1,736
Net realized gains	448	436	434
Net investment income	4	5	9
Fee and other income	—	7	—

	6,356	7,399	8,479
Expenses
Selling, general and administrative expenses	4,045	5,082	5,580

Income before income tax benefit and equity in undistributed income (loss) of subsidiaries	2,311	2,317	2,899
Income tax benefit	(619)	(1,008)	(1,186)

Income before equity in undistributed income (loss) of subsidiaries	2,930	3,325	4,085
Equity in undistributed income (loss) of subsidiaries(3)	16,187	19,623	(6,486)

Net income (loss)	$19,117	$22,948	$(2,401)

(1)	Represents dividend income from non-regulated subsidiaries, which is eliminated in consolidation.

(2)	Eliminated in consolidation.

(3)	Includes the parent company’s equity of regulated and non-regulated subsidiaries, which is eliminated in consolidation.
See accompanying reports of independent registered public accounting firms.

Schedule II (continued)
CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	2004	2003	2002

Operating activities
Net income (loss)	$19,117	$22,948	$(2,401)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries(1)	(16,187)	(19,623)	6,486
Depreciation	—	272	109
Net realized gains	(448)	(436)	(434)
Decrease (increase) in other assets	3,537	1,701	(4,940)
Increase (decrease) in other liabilities	156	(668)	(1,160)
(Decrease) increase in advances to/from non-regulated subsidiaries(1)	(5,764)	(418)	1,463

Net cash provided by (used in) operating activities	411	3,776	(877)

Investing activities
Capital contributions to regulated subsidiaries(1)	—	—	(8,000)
Capital contributions to non-regulated subsidiaries(1)	—	(928)	—
Special distribution from Continental General from the sale of Pyramid Life Insurance Company(1)	—	10,000	—

Net cash provided by (used) in investing activities	—	9,072	(8,000)

Financing activities
Increase in debt borrowings	—	13,000	—
Principal payments on debt	(2,250)	(25,003)	(5,997)
Proceeds from issuance of common stock	542	497	991

Net cash used in financing activities	(1,708)	(11,506)	(5,006)

Net (decrease) increase in cash	(1,297)	1,342	(13,883)
Cash and cash equivalents at beginning of year	1,480	138	14,021

Cash and cash equivalents at end of year	$183	$1,480	$138

(1)	Eliminated in consolidation.
See accompanying reports of independent registered public accounting firms.

Schedule III
CERES GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION
(dollars in thousands)

								Net (Deferral)
								Amortization
							Benefits,	and Change in
		Future Policy		Other Policy			Claims,	Acquisition
	Deferred	Benefits,		Claims and		Net	Losses and	Costs and Value	Other
	Acquisition	Losses and	Unearned	Benefits	Premium	Investment	Settlement	of Business	Operating
	Costs	Claims	Premiums	Payable	Revenue	Income	Expenses	Acquired	Expenses

Year ended December 31, 2004
Medical	$29,583	$4,756	$6,701	$44,041	$247,002	$4,392	$176,143	$7,841	$79,047
Senior and Other	37,491	347,431	28,238	58,662	183,220	21,820	138,490	(3,270)	53,959
Corporate and Other	—	—	—	—	—	4	—	—	2,241

Total	$67,074	$352,187	$34,939	$102,703	$430,222	$26,216	$314,633	$4,571	$135,247

Year ended December 31, 2003
Medical	$37,293	$7,605	$7,940	$68,276	$305,441	$5,598	$226,249	$4,751	$93,435
Senior and Other	32,316	333,658	26,053	60,961	172,885	19,487	127,491	1,202	51,856
Corporate and Other	—	—	—	—	—	5	—	—	3,186

Total	$69,609	$341,263	$33,993	$129,237	$478,326	$25,090	$353,740	$5,953	$148,477

Year ended December 31, 2002
Medical	$41,869	$9,281	$10,535	$97,050	$370,029	$7,317	$291,789	$(2,450)	$125,584
Senior and Other	33,022	318,104	26,145	50,888	170,107	16,932	129,235	(1,395)	48,032
Corporate and Other	—	—	—	—	—	9	—	—	5,949

Total	$74,891	$327,385	$36,680	$147,938	$540,136	$24,258	$421,024	$(3,845)	$179,565

See accompanying reports of independent registered public accounting firms.

Schedule IV
CERES GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(dollars in thousands)

					Percentage
					of
		Ceded to	Assumed		Amount
	Gross	Other	From Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net

Year ended December 31, 2004
Life insurance in force	$2,830,222	$1,253,979	$69,255	$1,645,498	4.2%

Premiums
Life insurance	$20,874	$6,254	$988	$15,608	6.3%
Accident and health insurance	487,571	72,957	—	414,614	N/M

	$508,445	$79,211	$988	$430,222	0.2%

Year ended December 31, 2003
Life insurance in force	$3,002,439	$1,390,950	$74,510	$1,685,999	4.4%

Premiums
Life insurance	$23,679	$6,726	$851	$17,804	4.8%
Accident and health insurance	546,863	86,341	—	460,522	N/M

	$570,542	$93,067	$851	$478,326	0.2%

Year ended December 31, 2002
Life insurance in force	$3,296,906	$1,603,135	$—	$1,693,771	N/M

Premiums
Life insurance	$18,742	$8,301	$135	$10,576	1.3%
Accident and health insurance	634,225	104,652	(13)	529,560	N/M

	$652,967	$112,953	$122	$540,136	N/M

N/ M = not meaningful
See accompanying reports of independent registered public accounting firms.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
       None.

ITEM 9A.	CONTROLS AND PROCEDURES
       Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent auditors, KPMG LLP, have audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, as stated in their report which is included herein.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Changes in internal control. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
       Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
       The information required by Item 10 regarding directors and executive officers is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005. We expect to file the Proxy Statement on or after April 1, 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in a Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
       The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Equity Compensation Plan Information
      As of December 31, 2004, the following table presents information regarding all of the Company’s option plans or awards with respect to Equity Compensation Plans approved by our stockholders:

Number of Shares of
	Number of Shares of		Our Common Stock
	Our Common Stock	Weighted-Average	Remaining Available
	to be Issued Upon	Exercise Price of	for Future Issuance
	Exercise of	Outstanding	Under Each
Plan Name	Outstanding Options	Options	Plan/Award

1998 Key Employee Share Incentive Plan	1,309,042 shares	$5.66	1,067,962 shares*

Total	1,309,042 shares		1,067,962 shares

*	The plan was amended on May 19, 2004 to increase the number of shares reserved for issuance under the plan by an additional 1,000,000 shares to a total of 3,000,000 shares and allow for the grant of stock and restricted stock awards to officers, non-employee directors, consultants and advisors. In 2004, 82,996 shares of stock and restricted stock awards were granted under this plan to officers and non-employee directors.
      As of December 31, 2004, the following table presents information regarding all of the Company’s option plans or awards with respect to Equity Compensation Plans not previously approved by our stockholders:

	Number of Shares of
	Our Common Stock		Number of Shares of
	to be Issued Upon	Weighted-Average	Our Common Stock
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding	Outstanding	Future Issuance Under
Plan Name	Options	Options	Each Plan/Award

1998 Employee Stock Option Plan	198,000 shares	$7.99	-0- shares	*
1999 Special Agents’ Stock Option Plan	78,706 shares	5.94	-0- shares	*
Employment Agreement for Val Rajic (8/10/99)	75,000 shares	6.50	-0- shares
Employment Agreement for Charles E. Miller, Jr. (10/1/98)	100,000 shares	6.50	-0- shares
Retainer Agreement for Billy B. Hill, Jr. (7/3/98)	125,000 shares	7.50	-0- shares
Andrew A. Boemi	15,000 shares	8.25	-0- shares

Total	591,706 shares		-0- shares

*	The plan was terminated by Board of Directors and no future grants will be made. The outstanding grants under the plan were not affected by the termination.
      For additional information regarding our equity compensation plans, see Note O. Stock Plans in the accompanying audited consolidated financial statements in this Form 10-K.
      Additional information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
       The information required by Item 14 is incorporated by reference to our Proxy Statement in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Filed documents. The following documents are filed as part of this report:
      1. Financial Statements.

Ceres Group, Inc. and Subsidiaries: Audit Reports.

Consolidated Balance Sheets — December 31, 2004 and 2003.

Consolidated Statements of Operations — Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003 and 2002.

Notes to Audited Consolidated Financial Statements.
      2. Financial Statement Schedules.

Ceres Group, Inc.:

II. Condensed Financial Information of Registrant — Ceres Group, Inc. (Parent Only).

III. Supplementary Insurance Information.

IV. Reinsurance.

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the audited consolidated financial statements or notes thereto.

(b)	Reports on Form 8-K: Form 8-K report filed on November 4, 2004 relating to the announcement of third quarter earnings.

(c)	Exhibits.

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Plan of acquisition, reorganization, arrangement, liquidation, or succession.
Amended and Restated Stock	0-8483	10-K	Mar. 1998	2.2
Purchase Agreement, dated March 30, 1998, by and among Strategic Partners, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and Central Reserve.
Merger Agreement and Plan of Reorganization dated December 8, 1998 between Central Reserve Life Corporation and Ceres Group, Inc.	0-8483	8-K	Dec. 1998	2.1
Stock Purchase Agreement dated as of November 4, 1998 between The Western & Southern Life Insurance Company and Ceres Group, Inc.	0-8483	8-K	Feb. 1999	2.2
Purchase Agreement, dated December 20, 2002, by and among Continental General Insurance Company, Ceres Group, Inc., Pennsylvania Life Insurance Company, and Universal American Financial Corp.	0-8483	8-K	Dec. 2002	2.4
Articles of Incorporation and By-laws
Certificate of Incorporation of Ceres Group, Inc. as filed with Secretary of Delaware on October 22, 1998.	0-8483	8-K	Dec. 1998	3.1
Certificate of Amendment of the Certificate of Incorporation of Ceres Group, Inc. dated July 25, 2000.	0-8483	8-K	Aug. 2000	3.1
Amended and Restated Bylaws of Ceres Group, Inc.	0-8483	10-Q	Aug. 2002	3.2
Instruments defining the rights of security holders, including indentures
Amended and Restated Registration Rights Agreement dated as of July 25, 2000 between Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the persons and entities set forth on the signature pages attached thereto.	0-8483	8-K	Aug. 2000	4.1
Form of Stockholders Agreement between QQLink.com, Inc., Ceres Group, Inc. and the persons and entities listed on the signature pages thereto.	0-8483	S-1	Apr. 2001	4.5

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Material Contracts
Reinsurance Agreement between Central Reserve Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1998	10.10
Reinsurance Agreement dated February 1, 1999, between Continental General Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1999	10.21
Ceres Group, Inc. 1998 Key Employee Share Incentive Plan.	0-8483	S-1	Apr. 2001	10.26
Ceres Group, Inc. 1998 Employee Stock Option Plan.	0-8483	S-1	Apr. 2001	10.27
Ceres Group, Inc. 1999 Special Agent’s Stock Option Plan.	0-8483	S-1	Apr. 2001	10.28
Ceres Group, Inc. 2000 Employee Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.1
Ceres Group, Inc. 2000 Agent Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.2
Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.	0-8483	10-Q	Aug. 2001	10.37
Transition Agreement, dated as of April 15, 2002, between Ceres Group, Inc. and Peter W. Nauert.	0-8483	10-Q	May 2002	10.38
Employment Agreement, dated as of July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.	0-8483	10-Q	Aug. 2002	10.39
Employment Agreement, effective as of December 17, 2002 between Ceres Group, Inc. and David I. Vickers.	0-8483	10-K	Mar. 2003	10.40
Employment Agreement, effective as of August 18, 2003 between Ceres Group, Inc. and Bradley A. Wolfram.	0-8483	10-Q	Nov. 2003	10.42

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Credit and Security Agreement, dated as of December 23, 2003, among Ceres Group, Inc., as Borrower, the subsidiaries of the Borrower which are signatories thereto, as Subsidiary Guarantors, and National City Bank, The CIT Group/ Equipment Financing, Inc., as Lenders and National City Bank, as Agent.	0-8483	8-K	Jan. 2004	10.43
Form of Pledge and Security Agreement, dated as of December 23, 2003, between each of Ceres Group, Inc., Ceres Administrators, LLC, Ceres Health Care, Inc., Continental General Corporation, and Western Reserve Administrative Services, Inc., and National City Bank as Agent.	0-8483	8-K	Jan. 2004	10.44
Term Loan A Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.45
Term Loan B Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.46
Employment Agreement, effective as of July 1, 2004, between Ceres Group, Inc. and Ernest T. Giambra, Jr.	0-8483	10-Q	Aug. 2004	10.47
Code of Conduct and Ethics, dated March 10, 2004.	0-8483	10-K	Mar. 2004	14.1
Subsidiaries of the registrant.
Subsidiaries.	0-8483	10-K	Mar. 2003	21.1
Consents of expert and counsel.
Consent of KPMG LLP.	*			23.1
Consent of Ernst & Young LLP.	*			23.2
CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.1
CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.2
Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*			32

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES GROUP, INC.

Date: March 18, 2005	By: /s/ Thomas J. Kilian Thomas J. Kilian, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date	Signature and Capacity

March 18, 2005	By: /s/ Thomas J. Kilian Thomas J. Kilian, President, Chief Executive Officer and Director (Principal Executive Officer)

March 18, 2005	By: /s/ David I. Vickers David I. Vickers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 18, 2005	By: /s/ Roland C. Baker Roland C. Baker, Director

March 18, 2005	By: /s/ Michael A. Cavataio Michael A. Cavataio, Director

By: Bradley E. Cooper, Director

March 18, 2005	By: /s/ Susan F. Cabrera Susan F. Cabrera, Director

March 18, 2005	By: /s/ Lynn C. Miller Lynn C. Miller, Director

March 18, 2005	By: /s/ James J. Ritchie James J. Ritchie, Director

March 18, 2005	By: /s/ William J. Ruh William J. Ruh, Chairman of the Board

March 18, 2005	By: /s/ Robert A. Spass Robert A. Spass, Director

EXHIBIT INDEX

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Plan of acquisition, reorganization, arrangement, liquidation, or succession.
Amended and Restated Stock Purchase Agreement, dated March 30, 1998, by and among Strategic Partners, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and Central Reserve.	0-8483	10-K	Mar. 1998	2.2
Merger Agreement and Plan of Reorganization dated December 8, 1998 between Central Reserve Life Corporation and Ceres Group, Inc.	0-8483	8-K	Dec. 1998	2.1
Stock Purchase Agreement dated as of November 4, 1998 between The Western & Southern Life Insurance Company and Ceres Group, Inc.	0-8483	8-K	Feb. 1999	2.2
Purchase Agreement, dated December 20, 2002, by and among Continental General Insurance Company, Ceres Group, Inc., Pennsylvania Life Insurance Company, and Universal American Financial Corp.	0-8483	8-K	Dec. 2002	2.4
Articles of Incorporation and By-laws
Certificate of Incorporation of Ceres Group, Inc. as filed with Secretary of Delaware on October 22, 1998.	0-8483	8-K	Dec. 1998	3.1
Certificate of Amendment of the Certificate of Incorporation of Ceres Group, Inc. dated July 25, 2000.	0-8483	8-K	Aug. 2000	3.1
Amended and Restated Bylaws of Ceres Group, Inc.	0-8483	10-Q	Aug. 2002	3.2
Instruments defining the rights of security holders, including indentures
Amended and Restated Registration Rights Agreement dated as of July 25, 2000 between Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the persons and entities set forth on the signature pages attached thereto.	0-8483	8-K	Aug. 2000	4.1
Form of Stockholders Agreement between QQLink.com, Inc., Ceres Group, Inc. and the persons and entities listed on the signature pages thereto.	0-8483	S-1	Apr. 2001	4.5

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Material Contracts
Reinsurance Agreement between Central Reserve Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1998	10.10
Reinsurance Agreement dated February 1, 1999, between Continental General Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1999	10.21
Ceres Group, Inc. 1998 Key Employee Share Incentive Plan.	0-8483	S-1	Apr. 2001	10.26
Ceres Group, Inc. 1998 Employee Stock Option Plan.	0-8483	S-1	Apr. 2001	10.27
Ceres Group, Inc. 1999 Special Agent’s Stock Option Plan.	0-8483	S-1	Apr. 2001	10.28
Ceres Group, Inc. 2000 Employee Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.1
Ceres Group, Inc. 2000 Agent Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.2
Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.	0-8483	10-Q	Aug. 2001	10.37
Transition Agreement, dated as of April 15, 2002, between Ceres Group, Inc. and Peter W. Nauert.	0-8483	10-Q	May 2002	10.38
Employment Agreement, dated as of July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.	0-8483	10-Q	Aug. 2002	10.39
Employment Agreement, effective as of December 17, 2002 between Ceres Group, Inc. and David I. Vickers.	0-8483	10-K	Mar. 2003	10.40
Employment Agreement, effective as of August 18, 2003 between Ceres Group, Inc. and Bradley A. Wolfram.	0-8483	10-Q	Nov. 2003	10.42
Credit and Security Agreement, dated as of December 23, 2003, among Ceres Group, Inc., as Borrower, the subsidiaries of the Borrower which are signatories thereto, as Subsidiary Guarantors, and National City Bank, The CIT Group/ Equipment Financing, Inc., as Lenders and National City Bank, as Agent.	0-8483	8-K	Jan. 2004	10.43

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Form of Pledge and Security Agreement, dated as of December 23, 2003, between each of Ceres Group, Inc., Ceres Administrators, LLC, Ceres Health Care, Inc., Continental General Corporation, and Western Reserve Administrative Services, Inc., and National City Bank as Agent.	0-8483	8-K	Jan. 2004	10.44
Term Loan A Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.45
Term Loan B Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.46
Employment Agreement, effective as of July 1, 2004, between Ceres Group, Inc. and Ernest T. Giambra, Jr.	0-8483	10-Q	Aug. 2004	10.47
Code of Conduct and Ethics, dated March 10, 2004.	0-8483	10-K	Mar. 2004	14.1
Subsidiaries of the registrant
Subsidiaries.	0-8483	10-K	Mar. 2003	21.1
Consents of expert and counsel.
Consent of KPMG LLP.	*			23.1
Consent of Ernst & Young LLP.	*			23.2
CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.1
CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.2
Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*			32

*	Filed herewith.