Form 10-Q
period 2005-03-31
CERES GROUP INC
filed 2005-05-10
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 0-8483

CERES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)

(440) 572-2400

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The number of shares of common stock, par value $0.001 per share, outstanding as of April 29, 2005 was 34,560,806.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$441,371	$456,075
Fixed maturities trading, at fair value	17,482	18,531
Equity securities available-for-sale, at fair value	7,353	7,658
Equity securities trading, at fair value	5,640	4,938
Limited partnership	4,247	4,166
Policy and mortgage loans	3,563	3,583

Total investments	479,656	494,951
Cash and cash equivalents (of which $7,390 and $6,967 is restricted, respectively)	38,614	22,635
Accrued investment income	4,469	5,389
Premiums receivable	3,942	4,096
Reinsurance receivable	131,657	130,345
Property and equipment, net	5,226	5,277
Deferred acquisition costs	67,813	67,074
Value of business acquired	10,884	10,952
Goodwill and licenses	14,097	14,097
Other assets	9,890	11,177

Total assets	$766,248	$765,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$13,849	$12,899
Deposit and investment contracts	236,328	236,127
Accident and health	107,782	103,161

Total future policy benefits, losses and claims	357,959	352,187
Unearned premiums	36,950	34,939
Other policy claims and benefits payable	99,867	102,703

Total policy liabilities and benefits accrued	494,776	489,829
Deferred reinsurance gain	6,093	6,562
Other policyholders’ funds	18,516	19,016
Debt	10,125	10,750
Deferred federal income taxes payable	5,875	7,071
Other liabilities	25,337	27,947

Total liabilities	560,722	561,175

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,550,103 and 34,522,979 shares issued and outstanding, respectively	35	35
Additional paid-in capital	134,183	134,090
Retained earnings	68,344	63,495
Accumulated other comprehensive income	2,964	7,198

Total stockholders’ equity	205,526	204,818

Total liabilities and stockholders’ equity	$766,248	$765,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2005	2004
REVENUES
Premiums, net
Medical	$56,566	$65,227
Senior and other	50,070	43,602

Total premiums, net	106,636	108,829
Net investment income	6,083	6,263
Net realized/unrealized (losses) gains	(840)	108
Fee and other income	4,588	5,217

	116,467	120,417

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	38,920	42,814
Senior and other	38,486	33,750

Total benefits, claims, losses and settlement expenses	77,406	76,564
Selling, general and administrative expenses	32,512	33,611
Net amortization and change in acquisition costs and value of business acquired	441	3,474
Interest expense and financing costs	175	172

	110,534	113,821

Income before federal income taxes	5,933	6,596
Federal income tax expense	1,084	422

Net income	$4,849	$6,174

Net income per share
Basic	$0.14	$0.18
Diluted	0.14	0.18

Weighted average shares outstanding
Basic	34,536,410	34,393,836
Diluted	34,670,549	35,038,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at March 31, 2005	$35

Additional Paid-in Capital
Balance at beginning of year	$134,090
Issuance of stock:
Employee/agent benefit and stock purchase plans	93

Balance at March 31, 2005	$134,183

Retained Earnings
Balance at beginning of year	$63,495
Net income	4,849

Balance at March 31, 2005	$68,344

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,198
Unrealized loss on securities, net of tax benefit of $2,279 (1)	(4,234)

Balance at March 31, 2005	$2,964

Total Stockholders’ Equity	$205,526

Number of Shares of Common Stock
Balance at beginning of year	34,522,979
Issuance of stock:
Employee/agent benefit and stock purchase plans	27,124

Balance at March 31, 2005	34,550,103

(1)	Net of reclassification adjustments. See Note D. Comprehensive Income for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$4,849	$6,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	774	1,010
Net realized/unrealized losses (gains)	840	(108)
Net change in fixed maturities trading	336	—
Net change in equity securities trading	(1,177)	—
Deferred federal income taxes	1,084	(697)
Changes in assets and liabilities:
Accrued investment income	920	893
Reinsurance and premiums receivable	(1,158)	2,092
Deferred acquisition costs	(172)	2,852
Value of business acquired	613	622
Federal income taxes payable/recoverable	(2)	1,052
Other assets	1,289	1,753
Future policy benefits, claims and funds payable	1,099	(9,051)
Unearned premium	2,011	1,797
Deferred reinsurance gain	(469)	(409)
Other liabilities	(2,495)	(1,347)

Net cash provided by operating activities	8,342	6,633

Investing activities
Net purchases of furniture and equipment	(187)	(334)
Purchase of fixed maturities available-for-sale	(14,360)	(31,188)
Investment in limited partnership (net of distributions)	(81)	—
Decrease in policy and mortgage loans, net	20	368
Proceeds from sales of fixed maturities available-for-sale	9,972	9,872
Proceeds from calls and maturities of fixed maturities available-for-sale	11,468	12,483

Net cash provided by (used in) investing activities	6,832	(8,799)

Financing activities
Increase in annuity account balances	5,528	5,096
Decrease in annuity account balances	(4,191)	(5,815)
Principal payments on debt	(625)	(562)
Proceeds from issuance of common stock related to employee benefit plans	93	8

Net cash provided by (used in) financing activities	805	(1,273)

Net increase (decrease) in cash	15,979	(3,439)
Cash and cash equivalents at beginning of year	22,635	26,394

Cash and cash equivalents at end of period	$38,614	$22,955

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$163	$123
Cash paid during the period for federal income taxes	—	69

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2005
Unaudited

A. Summary of Business and Significant Accounting Policies

Summary of Business

     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     The condensed consolidated financial statements for March 31, 2005 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company.

     The condensed consolidated balance sheet presented at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Unless the context indicates otherwise, “we,” “our” and “us” refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.

Significant Accounting Policies

     For further information, refer to “Critical Accounting Policies” and “Other Accounting Policies and Insurance Business Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

     Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2005 and December 31, 2004, restricted cash was $7.4 million and $7.0 million, respectively. Restricted cash primarily represents cash held related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.

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

     Stock-Based Compensation

     Stock-based compensation plans are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). In accordance with the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Stock-based compensation costs are recognized over the period in which employees render services associated with the awards.

     We adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, had been applied. Additionally, in December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting For Stock-Based Compensation-Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123, to provide

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting (APB Opinion No. 28). We elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123 and the amended disclosures required by SFAS No. 148.

     The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands, except
	per share amounts)
Net income, as reported	$4,849	$6,174

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	13	24

Pro forma net income	$4,862	$6,198

Net income per share
Basic-as reported	$0.14	$0.18
Basic-pro forma	0.14	0.18

Diluted-as reported	$0.14	$0.18
Diluted-pro forma	0.14	0.18

     For the three months ended March 31, 2005 and 2004, there was a positive pro forma impact on net income due to the forfeiture of options resulting from employee terminations.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), which amends SFAS No. 123. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS No. 123R from July 1, 2005 until January 1, 2006 for calendar year companies. SFAS No. 123R eliminates the intrinsic value method under APB Opinion No. 25 as an alternative method of accounting for stock-based compensation. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. We currently use the intrinsic value method of APB Opinion No. 25 to value stock options, and accordingly, do not recognize compensation expense in our Consolidated Statements of Operations. On a quarterly and annual basis, we disclose the pro forma effect of stock-based compensation on net income (loss) and net income (loss) per share. Upon adoption, pro forma disclosure will no longer be an alternative. The new statement may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method, or the modified retrospective method. We are currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on our consolidated results of operations, cash flows and financial position.

B. Debt

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Bank Credit Facility	$10,125	$10,750

     We have a credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. At March 31, 2005, our credit facility consisted of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At March 31, 2005, the interest rate on our term loan A balance of $2.7 million was 6.16% per annum and on our $7.4 million term loan B was 6.66% per annum.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

     Effective May 2, 2005, we entered into an amendment to the credit facility in order to permit the stock repurchase program and to allow National City to assume the term loan B. The amendment:

•	Acknowledged that CIT Group had assigned to National City all of its rights, and National City had assumed all of the obligations of CIT Group, under the credit agreement and the term loan B;

•	Changed the term loan B maturity date to March 1, 2008 from June 1, 2008;

•	Revised the amortization of term loan B so that term loan B has quarterly payments of $687,500 (previously $375,000) from June 2005 to March 2006, $375,000 from June 2006 to December 2006, $562,500 from March 2007 to December 2007, and $1,250,000 in March 2008;

•	Modified the “Minimum Consolidated Fixed Charge Coverage Ratio” to 1.50 to 1.00 from 1.15 to 1.00; and

•	Permitted the $10 million stock repurchase program (announced on May 4, 2005).

     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At March 31, 2005, we were in compliance with these covenants.

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
March 31, 2005
Unaudited

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
March 31, 2005
Unaudited

     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands)
Premiums, net
Direct	$124,758	$130,358
Assumed	241	257
Ceded	(18,363)	(21,786)

Total premiums, net	$106,636	$108,829

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$94,394	$92,806
Reinsurance recoveries	(16,988)	(16,242)

Total benefits, claims, losses and settlement expenses, net	$77,406	$76,564

Selling, general and administrative expenses
Commissions	$17,401	$16,699
Other operating expenses	18,861	21,462
Reinsurance allowances	(3,750)	(4,550)

Total selling, general and administrative expenses	$32,512	$33,611

D. Comprehensive Income

     Comprehensive income is as follows:

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands)
Net income	$4,849	$6,174

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities, net of tax (benefit) expense of $(2,587) and $3,432, respectively	(4,806)	6,376
Reclassification adjustments for net (gains) losses included in net income, net of tax expense, of $82 and $0, respectively	(151)	1
Unrealized gain (loss) adjustment to deferred acquisition costs and value of business acquired, net of tax expense (benefit) of $390 and $(442), respectively	723	(821)

Comprehensive income	$615	$11,730

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

E. Net Income Per Share

     Basic and diluted net income per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period including the effect of the assumed exercise of dilutive stock options under the treasury stock method. Basic and diluted weighted average shares of common stock are as follows:

	Three Months Ended
	March 31,
	2005	2004
Weighted average shares:

Basic	34,536,410	34,393,836
Stock awards and incremental shares from assumed exercise of stock options	134,139	644,650

Diluted	34,670,549	35,038,486

F. Contingencies and Commitments

     The nature of our business subjects us to a variety of legal actions and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration and alleged violations of state and federal statutes.

     With respect to the previously-disclosed California lawsuits, we recorded (in selling, general and administrative expenses) a pre-tax charge of $3.1 million ($2.0 million after-tax) in the third and fourth quarters of 2004. Substantially all of the settlements were paid in the first quarter of 2005 and did not materially exceed that amount.

     In addition, we are involved in various other legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from any of these other actions would not materially affect our consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

G. Federal Income Taxes

     We account for federal income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary. At March 31, 2005, we had a deferred tax asset of approximately $2.2 million established relating to the remaining net operating loss (NOL) carryforwards of $6.3 million. We have determined that no valuation allowance is required due to our continued profitability and the projection of a continued pattern of taxable income sufficient to utilize these NOLs. During the first quarter of 2004, we evaluated and reduced our valuation allowance for deferred taxes by $1.9 million due to the continued profitability of the Company and the corresponding utilization of the net operating loss carryforwards against 2004 taxable income.

     Prior to 1984, the Life Insurance Company Income Tax Act of 1959, as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders Surplus Account (PSA). On January 1, 1984 the balance of the PSA account was fixed and only subject to taxation in the event amounts in the PSA account were distributed to shareholders, or if the balance of the account exceeded certain limitations prescribed by the IRS. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. Included among the various provisions of the Act was a two-year suspension of the taxation on distributions of amounts from a company’s PSA and reordering rules for current distributions. At December 31, 2004, the accumulated untaxed PSA balance at Central Reserve was $2.9 million.

     At December 31, 2004, management was evaluating any actions that may enable us to provide current distributions, thus reducing or eliminating the PSA balance. At the close of the suspension period, the previous ordering rules will be reinstated. We previously established a general tax contingency reserve for the untaxed PSA balance exposure because distribution prior to the end of the suspension period was not certain.

     On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend to Ceres Group. Accordingly, we made a $2.9 million tax free distribution from the PSA account and reduced the corresponding tax contingency reserve of $1.0 million in the first quarter of 2005.

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
March 31, 2005
Unaudited

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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2005
Unaudited

     The following table presents the revenues, expenses and profit (loss) before federal income taxes, for the three months ended March 31, 2005 and 2004 attributable to our industry segments. We do not separately allocate investments or other identifiable assets by industry segment, nor are income tax expenses (benefits) allocated by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands)
Medical
Revenues
Net premiums	$56,566	$65,227
Net investment income	971	1,246
Net realized/unrealized (losses) gains	(81)	34
Fee and other income	3,961	4,725

	61,417	71,232

Expenses
Benefits and claims	38,920	42,814
Other operating expenses	19,415	23,851

	58,335	66,665

Segment profit before federal income taxes	$3,082	$4,567

Senior and Other
Revenues
Net premiums	$50,070	$43,602
Net investment income	5,112	5,017
Net realized/unrealized losses	(874)	(36)
Fee and other income	627	492

	54,935	49,075

Expenses
Benefits and claims	38,486	33,750
Other operating expenses	13,167	12,796

	51,653	46,546

Segment profit before federal income taxes	$3,282	$2,529

Corporate and Other
Revenues
Net investment income	$—	$—
Net realized gains	115	110

	115	110

Expenses
Interest expense and financing costs	175	172
Other operating expenses	371	438

	546	610

Segment loss before federal income taxes	$(431)	$(500)

Income before federal income taxes	$5,933	$6,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2004 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements” for further information.

Overview

     Ceres Group, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The Medical segment includes major medical health insurance for individuals, families, associations and small to mid-size businesses. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs Ceres also provides medical cost management services to its insureds.

     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small employer groups and in late 2003, began marketing and selling senior products. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. Provident American Life previously discontinued new medical sales activities and currently has approximately 300 active major medical certificate holders and 400 life policyholders. In 2005, Provident American Life will begin marketing and selling senior products in certain states. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders.

Recent Events

     Amendment to Credit Agreement. Effective May 2, 2005, we entered into an amendment to our credit facility in order to permit the stock repurchase program and to allow National City to assume the term loan B. The amendment:

•	Acknowledged that CIT Group had assigned to National City all of its rights, and National City had assumed all of the obligations of CIT Group, under the credit agreement and the term loan B;

•	Changed the term loan B maturity date to March 1, 2008 from June 1, 2008;

•	Revised the amortization of term loan B so that term loan B has quarterly payments of $687,500 (previously $375,000) from June 2005 to March 2006, $375,000 from June 2006 to December 2006, $562,500 from March 2007 to December 2007, and $1,250,000 in March 2008;

•	Modified the “Minimum Consolidated Fixed Charge Coverage Ratio” to 1.50 to 1.00 from 1.15 to 1.00; and

•	Permitted the $10 million stock repurchase program (announced on May 4, 2005).

     Stock Repurchase Program. On May 4, 2005, we announced that our Board has authorized the repurchase of up to $10 million of our outstanding common stock, utilizing a $10.0 million extraordinary dividend from our Central Reserve subsidiary. We expect to purchase the shares from time to time in the open market or in private transactions. The repurchase program is effective immediately and may be discontinued at any time. As of March 31, 2005, we had approximately 34.6 million shares of our common stock outstanding. Even if the buyback is complete, we believe our insurance subsidiaries will still maintain RBC ratios in excess of 500% of authorized control level. We believe the remaining excess capital will provide an adequate base to support the planned growth of our business.

Critical Accounting Policies

     Refer to Critical Accounting Policies in our 2004 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Results of Operations

We have three reportable segments:

•	Medical – includes catastrophic and comprehensive major medical plans;

•	Senior and Other – includes Medicare supplement, long-term care, dental, life insurance and annuities; and

•	Corporate and Other – includes primarily interest income, interest expense, and corporate expenses of the holding company.

     The financial information for the three months ended March 31, 2005 and 2004 includes the operations of all our subsidiaries for the entire period. See Note H. Operating Segments, to our Condensed Consolidated Financial Statements for further information.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

	Three Months	Three Months	Increase
	Ended	Ended	(Decrease) from
	March 31,	March 31,	Previous Year
	2005	2004	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$56,566	$65,227	$(8,661)	(13.3)%
Senior and other	50,070	43,602	6,468	14.8

Total premiums, net	106,636	108,829	(2,193)	(2.0)

Net investment income	6,083	6,263	(180)	(2.9)
Net realized/unrealized (losses) gains	(840)	108	(948)	(877.8)
Fee and other income	4,588	5,217	(629)	(12.1)

	116,467	120,417	(3,950)	(3.3)

Benefits, claims, losses and settlement expenses
Medical	38,920	42,814	(3,894)	(9.1)
Senior and other	38,486	33,750	4,736	14.0

Total benefits, claims, losses and settlement expenses	77,406	76,564	842	1.1

Selling, general and administrative expenses	32,512	33,611	(1,099)	(3.3)
Net amortization and change in acquisition costs and value of business acquired	441	3,474	(3,033)	(87.3)
Interest expense and financing costs	175	172	3	1.7

	110,534	113,821	(3,287)	(2.9)

Income before federal income taxes	5,933	6,596	(663)	(10.1)

Federal income tax expense	1,084	422	662	156.9

Net income	$4,849	$6,174	$(1,325)	(21.5)

Net income per share
Basic	$0.14	$0.18	$(0.04)	(22.2)
Diluted	0.14	0.18	(0.04)	(22.2)

Medical loss ratio	68.8%	65.6%	—	—
Senior loss ratio	76.9%	77.4%	—	—
Overall loss ratio	72.6%	70.4%	—	—
Selling, general and administrative expense ratio	30.5%	30.9%	—	—

Net Premiums (net of reinsurance ceded)

     For the quarter ended March 31, 2005, total net premiums decreased 2.0% to $106.6 million compared to $108.8 million for the first quarter of 2004.

     Medical

     Medical premiums for the quarter ended March 31, 2005 were $56.6 million compared to $65.2 million for the quarter ended March 31, 2004, a decrease of 13.3%. The decrease in medical premiums was primarily the result of a 19.0% decrease in major medical certificates in force from 78,455 at March 31, 2004 to 63,582 at March 31, 2005 due to higher than expected lapse rates on new and renewal business.

     New business production increased in the first quarter of 2005 compared to the first and fourth quarters of 2004, partially offsetting the higher than anticipated lapse rates. We expect this decline in medical premiums to moderate throughout the balance of the year, as the increased level of new business production is beginning to approach the level of business that is lapsing.

     Senior and Other

     Senior and other premiums increased $6.5 million to $50.1 million for the quarter ended March 31, 2005 compared to $43.6 million for the same quarter in 2004. This 15% increase in senior and other premiums was primarily the result of an increase in first year Medicare supplement premium due to new business production in 2004 as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. Medicare supplement premium is expected to increase in 2005 due primarily to new business production in 2004.

Other Revenues

     Net investment income was $6.1 million for the first quarter of 2005 compared to $6.3 million for the first quarter of 2004, a decrease of 2.9%. The book yield of our investment portfolio at March 31, 2005 was 5.31%, compared to a book yield of 5.37% at March 31, 2004.

     Net realized and unrealized losses were $0.8 million for the first quarter of 2005 compared to net realized gains of $0.1 million for the first quarter of 2004. The decrease was primarily attributable to $1.2 million in unrealized losses on our fixed maturity and equity securities trading portfolios in the first quarter of 2005.

     Fee and other income was $4.6 million for the quarter ended March 31, 2005 compared to $5.2 million for the same quarter of 2004, a decrease of 12.1%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.

Benefits, Claims, Losses and Settlement Expenses

     Total benefits, claims, losses and settlement expenses increased to $77.4 million for the quarter ended March 31, 2005 compared to $76.6 million for the first quarter of 2004, an increase of 1.1%.

     Medical

     Medical benefits, claims, losses and settlement expenses were $38.9 million for the quarter ended March 31, 2005 compared to $42.8 million for the first quarter of 2004, a decrease of 9.1%. The decrease was primarily the result of a smaller volume of business in force. In addition, the medical loss ratio was 68.8% for the quarter ended March 31, 2005 compared to 65.6% for the same quarter of 2004. The loss ratio was impacted in the first quarter of 2005 by increased severity of large claims and unfavorable experience on our partially self-funded small group (Partnership) plan. First quarter loss ratios reflect the historical seasonal nature of claims payment patterns. The loss ratio in the Medical segment is expected to be higher in the balance of 2005 as insureds meet their initial co-pays and deductibles.

     Senior and Other

     Senior and other benefits, claims, losses and settlement expenses were $38.5 million for the quarter ended March 31, 2005, compared to $33.8 million in the first quarter of 2004. The senior and other loss ratio was 76.9% for the first quarter of 2005 compared to 77.4% for the first quarter of 2004. The improvement in the loss ratio in the first quarter of 2005 was due primarily to favorable long-term care experience, partially offset by an expected increase in the Medicare supplement loss ratio from 69.1% in the first quarter of 2004 to 71.9% in the first quarter of 2005. The Medicare supplement loss ratio is expected to be approximately 70% for the full year 2005 compared to 71.9% for 2004.

Other Expenses and Net Income

     Selling, general and administrative expenses decreased to $32.5 million in the first quarter of 2005 compared to $33.6 million in the first quarter of 2004, a decrease of 3.3%. Other operating expenses decreased $2.6 million as a direct result of the decline in medical premiums and due to a $1.0 million decrease in consulting expenses and salaries since the prior year quarter included approximately $1.0 million in additional expenses related to bringing our Cleveland data processing and programming back in-house from a third party vendor. The $2.6 million decrease in other operating expenses was offset by an increase in commissions of $0.7 million due to an increase in the overall commission rate attributable to higher first year premium and reduced reinsurance allowances of $0.8 million due to a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses were 30.5% in the first quarter of 2005 compared to 30.9% in the first quarter of 2004.

     The net amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $0.4 million for the first quarter of 2005 compared to net amortization of $3.5 million for the first quarter of 2004. The decline in the DAC asset in the Medical segment was $1.4 million in the first quarter of 2005 compared to $3.8 million in the first quarter of 2004. Higher lapse rates on new and existing business caused a significant increase in the rate of decline in the DAC asset in both periods. The rate of decline is expected to moderate in subsequent quarters.

     Interest expense and financing costs were $0.2 million for the first quarter of 2005 which was comparable to the first quarter of 2004.

     Income before federal income taxes was $5.9 million for the first quarter of 2005, compared to $6.6 million for the same period in 2004.

     A federal income tax expense of $1.1 million was recorded for the first quarter of 2005, which included a $1.0 million ($0.03 per share) federal income tax benefit related to the reduction of federal income tax reserves associated with the elimination of our untaxed policyholder surplus account exposure. In the first quarter of 2004, a federal income tax expense of $0.4 million was recorded, which included a $1.9 million reduction in the deferred tax valuation allowance. As a result of the continued profitability of the company and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, we reduced our deferred tax valuation allowance by $1.9 million, or $0.05 per share, in the first quarter of 2004. The effective tax rate, including the reduction of federal income tax reserves, was 18.3% of the income before federal income taxes for the first quarter of 2005. The effective tax rate for the first quarter of 2004, including the reduction to the deferred tax valuation allowance, was 6.4% of the income before federal income taxes.

     Net income was $4.8 million, or $0.14 per share, for the first quarter of 2005, compared to $6.2 million, or $0.18 per share for the first quarter of 2004.

Liquidity and Capital Resources

     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended March 31, 2005 was $8.3 million compared to $6.6 million at March 31, 2004. Cash provided by operating activities increased compared to the first quarter of 2004 since the prior year period included a significant reduction in our major medical claim reserves. This increase was partially offset by the payment of the California litigation settlements of approximately $3.1 million in the first quarter of 2005.

     Assets increased to $766.2 million at March 31, 2005 from $766.0 million at December 31, 2004. Assets of $479.7 million, or 62.6% of the total assets, were in investments at March 31, 2005. Fixed maturities, our primary investment, were $458.9 million, or 95.7% of total investments, at March 31, 2005 compared to $474.6 million at December 31, 2004. Other investments consist of equity securities, an investment in a limited partnership and policy loans and mortgage loans. We have classified $441.4 million of our fixed maturities as available-for-sale and $17.5 million as trading and accordingly have reported them at their estimated fair values at March 31, 2005.

     Approximately 96.0% of our fixed maturities available-for-sale were of investment grade quality at March 31, 2005. In addition to the fixed maturities, we also had $38.6 million in cash and cash equivalents of which $7.4 million was restricted at March 31, 2005.

     The total reinsurance receivable was $131.7 million at March 31, 2005. Of this amount, $131.3 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

     The total policy liabilities and benefits accrued were 88.2% of the total liabilities at March 31, 2005 compared to 87.3% at December 31, 2004.

     Credit Agreement. We have a credit agreement among Ceres, the subsidiaries of Ceres which are signatories thereto, CIT Group, and National City Bank as Administrative Agent. At March 31, 2005, our credit facility consisted of a $4.0 million term loan A with National City Bank with quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group has quarterly principal payments of $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At March 31, 2005, the interest rate on our term loan A balance of $2.7 million was 6.16% per annum and our $7.4 million term loan B was 6.66% per annum.

     Effective May 2, 2005, we entered into an amendment to the credit facility in order to permit the stock repurchase program and to allow National City to assume the term loan B. The amendment:

•	Acknowledged that CIT Group had assigned to National City all of its rights, and National City had assumed all of the obligations of CIT Group, under the credit agreement and the term loan B;

•	Changed the term loan B maturity date to March 1, 2008 from June 1, 2008;

•	Revised the amortization of term loan B so that term loan B has quarterly payments of $687,500 (previously $375,000) from June 2005 to March 2006, $375,000 from June 2006 to December 2006, $562,500 from March 2007 to December 2007, and $1,250,000 in March 2008;

•	Modified the “Minimum Consolidated Fixed Charge Coverage Ratio” to 1.50 to 1.00 from 1.15 to 1.00; and

•	Permitted the $10 million stock repurchase program (announced on May 4, 2005).

     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At March 31, 2005, we were in compliance with these covenants.

     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

     Contractual Obligations. The following schedule summarizes current and future contractual obligations as of March 31, 2005:

	Payments Due by Year
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
		(dollars in thousands)
Long-term debt (1)	$10,125	$2,625	$6,250	$1,250	$—
Operating leases	23,936	2,549	4,458	3,946	12,983
Unfunded investment commitments (2)	495	495	—	—	—
Deposit and investment contracts (3)	236,328	19,832	40,191	34,301	142,004
Long-term care claims and benefits payable (4)	35,958	12,585	14,383	5,394	3,596

Total contractual obligations	$306,842	$38,086	$65,282	$44,891	$158,583

(1)	Does not reflect the May 2, 2005 amendment changes to the payment schedule.

(2)	Represents estimated timing for fulfilling unfunded commitments for investments in a limited partnership. Outstanding commitments with this limited partnership are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(3)	Estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.

(4)	Excludes claims and benefits payable on our major medical, Medicare supplement, and other health products since over 90% of the claims are paid within the subsequent six month period and virtually all the claims are paid within twelve months.

In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Fund are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. During the first quarter of 2005, the partnership made capital calls on Continental General’s limited partnership commitment of $0.1 million. At March 31, 2005, we had outstanding unfunded commitments totaling $0.5 million related to this limited partnership.

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

     Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres Group. On May 4, 2005, Central Reserve paid Ceres Group a dividend of $10.0 million.

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

Financial Information about Industry Segments

     We have three segments: Medical, which includes catastrophic and comprehensive major medical plans; Senior and Other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and Corporate and Other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note H. Operating Segments, to our Condensed Consolidated Financial Statements for further information.

Market Risk and Management Policies

     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:

     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set such pricing levels. Any negative fluctuation from our estimates of the effect of continued medical inflation and high benefit utilization could have a material adverse impact on our results of operations.

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

     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in fixed maturities and equity securities are designated at purchase as held-to-maturity, available-for-sale or trading. Available-for-sale investments are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. Trading securities are stated at fair value and are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses related to trading securities are included in our Consolidated Statements of Operations as part of net realized/unrealized gains (losses). If management believes a decline in the value of a particular available for-sale investment is temporary, the decline is reported as an unrealized capital loss in stockholders’ equity, and if the decline is “other-than-temporary,” the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations. As of March 31, 2005, we had gross unrealized losses on individual available-for-sale investments of $4.1 million compared to $1.6 million at December 31, 2004. There were 19 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $1.5 million at March 31, 2005, compared to 13 securities with unrealized losses totaling $0.9 million at December 31, 2004. None of our investments are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at March 31, 2005.

     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.

     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $12.2 million after-tax at March 31, 2005. This amount represents approximately 5.9% of our stockholders’ equity at such date.

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

     In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Market Risk and Management Policies,” and the following:

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	our ability to implement increases in premium rates and to develop, market, distribute and administer competitive products and services in a timely, cost-effective manner;

•	our ability to successfully implement our business plans, including our growth strategy;

•	business conditions and competition in the healthcare industry;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	rising healthcare costs, especially the rising costs of prescription drug costs that are rising faster than other medical costs, and rising utilization rates;

•	the risk of material adverse outcomes in litigation and related matters;

•	our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement, as amended, which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	failure (included material weaknesses) of our information and administration systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.

     The factors listed above should not be construed as exhaustive. We undertake no obligation to publicly release the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

New Accounting Pronouncements

     See Note A. Summary of Business and Significant Accounting Policies, to our condensed consolidated financial statements for a discussion of recently issued Accounting Standards.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     The information called for by this item is provided under the caption “Market Risk and Management Policies” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

     With respect to the previously-disclosed California lawsuits, we recorded (in selling, general and administrative expenses) a pre-tax charge of $3.1 million ($2.0 million after-tax or $0.06 per share) in the third and fourth quarters of 2004. Substantially all of the settlements were paid in the first quarter of 2005 and did not materially exceed that amount.

     In addition, we are involved in various other legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from any of these other actions would not materially affect our consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

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

CERES GROUP, INC.
Date: May 10, 2005	By:	/s/ David I. Vickers
David I. Vickers
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)