Form 10-Q
period 2005-06-30
CERES GROUP INC
filed 2005-08-09
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 0-8483
CERES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)
(440) 572-2400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of common stock, par value $0.001 per share, outstanding as of August 1, 2005 was 34,604,082.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$437,299	$456,075
Fixed maturities trading, at fair value	19,164	18,531
Equity securities available-for-sale, at fair value	27,791	7,658
Equity securities trading, at fair value	5,415	4,938
Limited partnership	3,712	4,166
Policy and mortgage loans	3,287	3,583

Total investments	496,668	494,951
Cash and cash equivalents (of which $5,735 and $6,967 is restricted, respectively)	27,674	22,635
Accrued investment income	5,227	5,389
Premiums receivable	3,965	4,096
Reinsurance receivable	133,125	130,345
Property and equipment, net	5,140	5,277
Deferred acquisition costs	67,930	67,074
Value of business acquired	9,782	10,952
Goodwill and licenses	14,097	14,097
Other assets	9,825	11,177

Total assets	$773,433	$765,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$14,512	$12,899
Deposit and investment contracts	236,659	236,127
Accident and health	110,341	103,161

Total future policy benefits, losses and claims	361,512	352,187
Unearned premiums	36,946	34,939
Other policy claims and benefits payable	98,441	102,703

Total policy liabilities and benefits accrued	496,899	489,829
Deferred reinsurance gain	5,746	6,562
Other policyholders’ funds	16,812	19,016
Debt	9,188	10,750
Deferred federal income taxes payable	9,613	7,071
Other liabilities	22,613	27,947

Total liabilities	560,871	561,175

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,886,666 and 34,522,979 shares issued and outstanding, respectively	35	35
Additional paid-in capital	134,449	134,090
Retained earnings	73,016	63,495
Accumulated other comprehensive income	6,776	7,198
Treasury stock, at cost, 294,646 and 0 shares, respectively	(1,714)	—

Total stockholders’ equity	212,562	204,818

Total liabilities and stockholders’ equity	$773,433	$765,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Premiums, net
Medical	$55,107	$62,665	$111,673	$127,892
Senior and other	50,801	44,914	100,871	88,516

Total premiums, net	105,908	107,579	212,544	216,408
Net investment income	6,798	6,686	12,881	12,949
Net realized/unrealized gains (losses)	736	130	(104)	238
Fee and other income	4,163	4,646	8,751	9,863

	117,605	119,041	234,072	239,458

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	38,416	43,885	77,336	86,699
Senior and other	39,967	33,558	78,453	67,308

Total benefits, claims, losses and settlement expenses	78,383	77,443	155,789	154,007
Selling, general and administrative expenses	31,809	32,963	64,321	66,574
Net amortization and change in deferred acquisition costs and value of business acquired	26	965	467	4,439
Interest expense and financing costs	180	166	355	338

	110,398	111,537	220,932	225,358

Income before federal income taxes	7,207	7,504	13,140	14,100
Federal income tax expense	2,535	2,612	3,619	3,034

Net income	$4,672	$4,892	$9,521	$11,066

Net income per share
Basic	$0.14	$0.14	$0.28	$0.32
Diluted	0.13	0.14	0.27	0.31

Weighted average shares outstanding
Basic	34,507,186	34,459,481	34,521,717	34,426,658
Diluted	34,804,641	35,275,718	34,681,669	35,161,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at June 30, 2005	$35

Additional Paid-in Capital
Balance at beginning of year	$134,090
Issuance of stock:
Employee/agent benefit and stock purchase plans	283
Warrants and options exercised	76

Balance at June 30, 2005	$134,449

Retained Earnings
Balance at beginning of year	$63,495
Net income	9,521

Balance at June 30, 2005	$73,016

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,198
Unrealized loss on securities, net of tax benefit of $226 (1)	(422)

Balance at June 30, 2005	$6,776

Treasury Stock
Balance at beginning of year	$—
Treasury stock purchased, at cost	(1,714)

Balance at June 30, 2005	$(1,714)

Total Stockholders’ Equity	$212,562

Number of Shares of Common Stock
Balance at beginning of year	34,522,979
Issuance of stock:
Employee/agent benefit and stock purchase plans	58,521
Warrants and options exercised	305,166

Balance at June 30, 2005	34,886,666

Number of Shares of Treasury Stock
Balance at beginning of year	—
Treasury stock purchased	294,646

Balance at June 30, 2005	294,646

(1)	Net of reclassification adjustments. See Note D. Comprehensive Income (Loss) for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$9,521	$11,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,469	1,749
Net realized/unrealized losses (gains)	104	(238)
Net change in fixed maturities trading	(1,184)	—
Net change in equity securities trading	(942)	—
Deferred federal income taxes	2,769	(681)
Changes in assets and liabilities:
Accrued investment income	162	(120)
Reinsurance and premiums receivable	(2,649)	3,535
Deferred acquisition costs	(788)	3,295
Value of business acquired	1,255	1,144
Federal income taxes payable/recoverable	845	1,110
Other assets	507	419
Future policy benefits, claims and funds payable	420	(9,514)
Unearned premium	2,007	1,680
Deferred reinsurance gain	(816)	(761)
Other liabilities	(5,105)	(5,483)

Net cash provided by operating activities	7,575	7,201

Investing activities
Net purchases of furniture and equipment	(374)	(822)
Purchase of fixed maturities available-for-sale	(29,383)	(68,105)
Purchase of equity securities available-for-sale	(20,441)	—
Investment in limited partnership (net of distributions)	454	(1,922)
Decrease in policy and mortgage loans, net	296	483
Proceeds from sales of fixed maturities available-for-sale	20,168	26,719
Proceeds from calls and maturities of fixed maturities available-for-sale	27,222	28,462

Net cash used in investing activities	(2,058)	(15,185)

Financing activities
Increase in annuity account balances	11,537	5,280
Decrease in annuity account balances	(9,098)	(5,397)
Principal payments on debt	(1,562)	(1,125)
Proceeds from issuance of common stock	359	271
Purchases of treasury stock	(1,714)	—

Net cash used in financing activities	(478)	(971)

Net increase (decrease) in cash	5,039	(8,955)
Cash and cash equivalents at beginning of year	22,635	26,394

Cash and cash equivalents at end of period	$27,674	$17,439

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$332	$279
Cash paid during the period for federal income taxes	—	2,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2005
Unaudited
A. Summary of Business and Significant Accounting Policies
Summary of Business
     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The condensed consolidated financial statements for June 30, 2005 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company.
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
Cash and Cash Equivalents
     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At June 30, 2005 and December 31, 2004, restricted cash was $5.7 million and $7.0 million, respectively. Restricted cash primarily represents cash held

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.
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
Stock-Based Compensation
     We account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25), as amended. Accordingly, no compensation expense has been recognized for our stock option plans in our Consolidated Statements of Operations.
     The following table illustrates the effect on net income and net income per share if we had applied the fair-value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$4,672	$4,892	$9,521	$11,066

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1	94	14	118

Pro forma net income	$4,673	$4,986	$9,535	$11,184

Earnings per share
Basic-as reported	$0.14	$0.14	$0.28	$0.32
Basic-pro forma	0.14	0.14	0.28	0.32

Diluted-as reported	$0.13	$0.14	$0.27	$0.31
Diluted-pro forma	0.13	0.14	0.27	0.32
     For the three and six months ended June 30, 2005 and 2004, there was a positive pro forma impact on net income due to the forfeiture of options resulting from employee terminations.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), which amends SFAS No. 123. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS No. 123R from July 1, 2005 until January 1, 2006 for calendar year companies. SFAS No. 123R eliminates the intrinsic value method under APB Opinion No. 25 as an alternative method of accounting for stock-based compensation. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. Upon adoption, pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The new statement may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method, or the modified retrospective method. We are currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on our consolidated results of operations, cash flows and financial position.
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
B. Debt

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Bank Credit Facility	$9,188	$10,750
     At June 30, 2005, our credit facility, as amended, consisted of a $2.5 million term loan A and a $6.7 million term loan B with National City Bank. The term loan A has quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $6.7 million term loan B has quarterly principal payments of $687,500 through March 2006, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 in March 2008.
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At June 30, 2005, the interest rate on our term loan A balance of

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
$2.5 million was 6.58% per annum and on our $6.7 million term loan B was 7.08% per annum.
     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At June 30, 2005, we were in compliance with these covenants.
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
June 30, 2005
Unaudited
     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(dollars in thousands)
Premiums, net
Direct	$123,346	$127,112	$248,104	$257,470
Assumed	239	250	480	507
Ceded	(17,677)	(19,783)	(36,040)	(41,569)

Total premiums, net	$105,908	$107,579	$212,544	$216,408

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$93,461	$91,786	$187,855	$184,592
Reinsurance recoveries	(15,078)	(14,343)	(32,066)	(30,585)

Total benefits, claims, losses and settlement expenses, net	$78,383	$77,443	$155,789	$154,007

Selling, general and administrative expenses
Commissions	$16,849	$16,693	$34,250	$33,392
Other operating expenses	18,479	20,453	37,340	41,915
Reinsurance allowances	(3,519)	(4,183)	(7,269)	(8,733)

Total selling, general and administrative expenses	$31,809	$32,963	$64,321	$66,574

D. Comprehensive Income (Loss)
     Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(dollars in thousands)
Net income	$4,672	$4,892	$9,521	$11,066
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of tax expense (benefit) of $2,554, $(6,464), $(33) and $(3,032), respectively	4,744	(12,004)	(62)	(5,628)
Reclassification adjustments for net gains included in net income, net of tax expense, of $165, $6, $247 and $6, respectively	(308)	(12)	(459)	(11)
Unrealized (loss) gain adjustment to deferred acquisition costs and value of business acquired, net of tax (benefit) expense of $(336), $879, $54 and $437, respectively	(624)	1,632	99	811

Comprehensive income (loss)	$8,484	$(5,492)	$9,099	$6,238

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares:

Basic	34,507,186	34,459,481	34,521,717	34,426,658
Stock awards and incremental shares from assumed exercise of stock options	297,455	816,237	159,952	734,863

Diluted	34,804,641	35,275,718	34,681,669	35,161,521

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
G. Federal Income Taxes
     We account for federal income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary. At June 30, 2005, we had a deferred tax asset of

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
approximately $0.6 million established relating to the remaining net operating loss (NOL) carryforwards of $1.8 million. We have determined that no valuation allowance is required due to our continued profitability and the projection of a continued pattern of taxable income sufficient to utilize these NOLs. During the first quarter of 2004, we evaluated and reduced our valuation allowance for deferred taxes by $1.9 million due to our continued profitability and the corresponding utilization of the net operating loss carryforwards against 2004 taxable income.
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
     On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend to Ceres Group. Accordingly, we made a $2.9 million tax free distribution from the PSA account and reduced the corresponding tax contingency reserve of $1.0 million, or $0.03 per share, in the first quarter of 2005.
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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
     The following table presents the revenues, expenses and profit (loss) before federal income taxes, for the three and six months ended June 30, 2005 and 2004 attributable to our industry segments. Investment income is allocated by segment based on the level of policy liabilities and benefits accrued and allocated capital. We assume that the longer duration, higher yielding investments support the life, annuity and long-term care blocks of business. The remaining investments, which tend to be shorter in duration, support the major medical and Medicare supplement blocks of business. We do not separately allocate income tax expenses (benefits)  by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(dollars in thousands)
Medical
Revenues
Net premiums	$55,107	$62,665	$111,673	$127,892
Net investment income	890	1,248	1,861	2,494
Net realized/unrealized gains (losses)	203	(8)	122	26
Fee and other income	3,733	3,932	7,694	8,657

	59,933	67,837	121,350	139,069

Expenses
Benefits and claims	38,416	43,885	77,336	86,699
Other operating expenses	18,152	20,970	37,567	44,821

	56,568	64,855	114,903	131,520

Segment profit before federal income taxes	$3,365	$2,982	$6,447	$7,549

Senior and Other
Revenues
Net premiums	$50,801	$44,914	$100,871	$88,516
Net investment income	5,856	5,438	10,968	10,455
Net realized/unrealized gains (losses)	418	27	(456)	(9)
Fee and other income	430	714	1,057	1,206

	57,505	51,093	112,440	100,168

Expenses
Benefits and claims	39,967	33,558	78,453	67,308
Other operating expenses	13,306	12,463	26,473	25,259

	53,273	46,021	104,926	92,567

Segment profit before federal income taxes	$4,232	$5,072	$7,514	$7,601

Corporate and Other
Revenues
Net investment income	$52	$—	$52	$—
Net realized gains	115	111	230	221

	167	111	282	221

Expenses
Interest expense and financing costs	180	166	355	338
Other operating expenses	377	495	748	933

	557	661	1,103	1,271

Segment loss before federal income taxes	$(390)	$(550)	$(821)	$(1,050)

Income before federal income taxes	$7,207	$7,504	$13,140	$14,100

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
June 30, 2005
Unaudited
     The following table presents net premiums by major product line for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(dollars in thousands)
Medical
Individual	$38,286	$44,992	$77,718	$91,831
Group	16,821	17,673	33,955	36,061

Total medical premiums, net	$55,107	$62,665	$111,673	$127,892

Senior and Other
Medicare supplement	$39,057	$32,869	$77,466	$64,348
Long-term care	5,917	5,633	11,663	11,288
Life and annuity	3,576	3,766	7,158	7,487
Dental	1,302	1,323	2,627	2,845
Other	949	1,323	1,957	2,548

Total senior and other premiums, net	$50,801	44,914	100,871	88,516

Total premiums, net	$105,908	$107,579	$212,544	$216,408

I. Treasury Stock
     On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions utilizing a $10 million extraordinary dividend from our Central Reserve subsidiary. In the second quarter of 2005, we repurchased 294,646 shares of our common stock, or approximately $1.7 million, in open market transactions at an average cost per share of $5.82.

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
     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells both major medical health insurance to individuals, families, associations and small employer groups and senior products to Americans age 55 and over. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. Provident American Life previously discontinued new medical sales activities and currently has approximately 300 active major medical certificate holders and 400 life policyholders. In June 2005, Provident American Life began marketing and selling a new portfolio of senior products. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders.
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
     The financial information for the three and six months ended June 30, 2005 and 2004 includes the operations of all our subsidiaries for the entire period. See Note H. Operating Segments, to our Condensed Consolidated Financial Statements for further information.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

	Three Months	Three Months	Increase
	Ended	Ended	(Decrease) from
	June 30,	June 30,	Previous Year
	2005	2004	Dollars	%
		(dollars in thousands, except per share amounts)
Premiums, net
Medical	$55,107	$62,665	$(7,558)	(12.1)%
Senior and other	50,801	44,914	5,887	13.1

Total premiums, net	105,908	107,579	(1,671)	(1.6)

Net investment income	6,798	6,686	112	1.7
Net realized/unrealized gains	736	130	606	466.2
Fee and other income	4,163	4,646	(483)	(10.4)

	117,605	119,041	(1,436)	(1.2)

Benefits, claims, losses and settlement expenses
Medical	38,416	43,885	(5,469)	(12.5)
Senior and other	39,967	33,558	6,409	19.1

Total benefits, claims, losses and settlement expenses	78,383	77,443	940	1.2

Selling, general and administrative expenses	31,809	32,963	(1,154)	(3.5)
Net amortization and change in deferred acquisition costs and value of business acquired	26	965	(939)	(97.3)
Interest expense and financing costs	180	166	14	8.4

	110,398	111,537	(1,139)	(1.0)

Income before federal income taxes	7,207	7,504	(297)	(4.0)

Federal income tax expense	2,535	2,612	(77)	(2.9)

Net income	$4,672	$4,892	$(220)	(4.5)

Net income per share
Basic	$0.14	$0.14	$—	—
Diluted	0.13	0.14	(0.01)	(7.1)

Medical loss ratio	69.7%	70.0%	—	—
Senior loss ratio	78.7%	74.7%	—	—
Overall loss ratio	74.0%	72.0%	—	—
Selling, general and administrative expense ratio	30.0%	30.6%	—	—

Net Premiums (net of reinsurance ceded)
     For the quarter ended June 30, 2005, total net premiums decreased 1.6% to $105.9 million compared to $107.6 million for the second quarter of 2004.
     Medical
     Medical premiums for the quarter ended June 30, 2005 were $55.1 million compared to $62.7 million for the quarter ended June 30, 2004, a decrease of 12.1%. The decrease in medical premiums was primarily the result of a 18.9% decrease in major medical certificates in force from 74,326 at June 30, 2004 to 60,274 at June 30, 2005 due to high lapse rates on new and renewal business.
     Sales of HSA-qualified products increased in the second quarter of 2005 compared to the same period in the prior year and now represent approximately 74% of our new sales to small employer groups and 12% of our new sales to individuals, families and associations. In July 2005, we launched a new series of major medical plans that offer consumers a variety of benefit levels to accommodate different budgets. We expect to see new sales of these products in the second half of 2005. Therefore, we expect the decline in medical premiums to moderate in 2005 to approximately 9% on an annualized basis as the level of new business production approaches the level of business which is lapsing.
     Senior and Other
     Senior and other premiums increased $5.9 million to $50.8 million for the quarter ended June 30, 2005 compared to $44.9 million for the same period in 2004. This 13.1% increase in senior and other premiums was primarily the result of an 18.8% increase in Medicare supplement premium due to new business production as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. We expect premiums in this segment to increase approximately 11% in 2005.
     In June 2005, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We also developed a career distribution channel to focus exclusively on marketing senior products of our Provident American Life and Continental General subsidiaries.
     In addition, we entered into an exclusive marketing agreement with Coventry Health Care and its affiliates to offer both new customers and our approximately 100,000 current senior insureds Coventry's Medicare Part D Prescription Drug Benefit Plans pursuant to the Medicare Modernization Act of 2003. We plan to participate in 25% of the risk on all Part D policies sold by our agents.
Other Revenues
     Net investment income was $6.8 million for the second quarter of 2005 compared to $6.7 million for the second quarter of 2004, an increase of 1.7%. The book yield of our investment portfolio at June 30, 2005 was 5.36%, compared to a book yield of 5.35% at June 30, 2004.
     Net realized and unrealized gains were $0.7 million for the second quarter of 2005 compared to $0.1 million for the second quarter of 2004. The $0.6 million increase was primarily attributable to a $0.4 million increase in realized gains on our available-for-sale investment portfolios and a $0.2 million increase in unrealized gains on our trading portfolios.
     Fee and other income was $4.2 million for the quarter ended June 30, 2005 compared to $4.6 million for the same quarter of 2004, a decrease of 10.4%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.
Benefits, Claims, Losses and Settlement Expenses
     Total benefits, claims, losses and settlement expenses increased to $78.4 million for the quarter ended June 30, 2005 compared to $77.4 million for the second quarter of 2004, an increase of 1.2%.
     Medical
     Medical benefits, claims, losses and settlement expenses were $38.4 million for the quarter ended June 30, 2005 compared to $43.9 million for the second quarter of 2004, a decrease of 12.5%. The decrease was primarily the result of a smaller volume of business in force. In addition, the medical loss ratio was 69.7% for the quarter ended June 30, 2005 compared to 70.0% for the same period in 2004. The loss ratio in the Medical segment is expected to be higher in the balance of 2005 consistent with quarterly seasonality patterns experienced last year. We expect the loss ratio in the Medical segment to be approximately 100 basis points higher for the full year 2005 than 2004.
     Senior and Other
     Senior and other benefits, claims, losses and settlement expenses were $40.0 million for the quarter ended June 30, 2005, compared to $33.6 million in the second quarter of 2004. The senior and other loss ratio was 78.7% for the second quarter of 2005 compared to 74.7% for the second quarter of 2004. The increase in the loss ratio in the second quarter of 2005 was due primarily to an increase in the Medicare supplement loss ratio from 72.2% in the second quarter of 2004 to 77.4% in the second quarter of 2005 reflecting $1.5 million of adverse development of the March 31, 2005 claims reserves. The Medicare supplement loss ratio is expected to be approximately 72.6% for the full year 2005 compared to 71.9% for 2004. The overall loss ratio in this segment is expected to be approximately 76.4% in 2005.
Other Expenses and Net Income
     Selling, general and administrative expenses decreased to $31.8 million in the second quarter of 2005 compared to $33.0 million in the second quarter of 2004, a decrease of 3.5%. Other operating expenses decreased $2.0 million primarily attributable to the following:
•	a decrease in fees charged by third party administrators for claims processing and other administrative services due to a decline in medical business in force;

•	a decrease in salaries and benefits due to a reduced workforce; and

•	a decrease in taxes, licenses and fees due to a smaller volume of business in force.
The $2.0 million decrease in other operating expenses was partially offset by an increase in commissions of $0.2 million due to an increase in the overall commission rate attributable to higher first year premium and reduced reinsurance allowances of $0.7 million due to a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses were 30.0% in the second quarter of 2005 compared to 30.6% in the second quarter of 2004.
     The net amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) decreased $0.9 million compared to the second quarter of 2004. The decline in the DAC asset in the Medical segment was $1.1 million in the second quarter of 2005 compared to $1.6 million in the second quarter of 2004. Higher lapse rates on new and existing medical business caused a higher-than-expected increase in the level of DAC amortization in both periods. In the Senior segment, the DAC asset increased by $1.7 million in the second quarter of 2005 compared to $1.1 million for the same period in 2004. The increase was primarily due to a higher level of costs capitalized due to an increase in Medicare supplement business.
     Interest expense and financing costs were $0.2 million for the second quarter of 2005 which was comparable to the second quarter of 2004.
     Income before federal income taxes was $7.2 million for the second quarter of 2005, compared to $7.5 million for the same period in 2004.
     A federal income tax expense of $2.5 million was recorded for the second quarter of 2005, compared to $2.6 million for the second quarter of 2004. The effective tax rate was 35.2% of the income before federal income taxes for the second quarter of 2005 compared to 34.8% for the second quarter of 2004.
     Net income was $4.7 million, or $0.13 per diluted share, for the second quarter of 2005, compared to $4.9 million, or $0.14 per diluted share for the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months	Six Months	Increase
	Ended	Ended	(Decrease) from
	June 30,	June 30,	Previous Year
	2005	2004	Dollars	%
	(dollars in thousands, except per share amounts
Premiums, net
Medical	$111,673	$127,892	$(16,219)	(12.7)%
Senior and other	100,871	88,516	12,355	14.0

Total	212,544	216,408	(3,864)	(1.8)

Net investment income	12,881	12,949	(68)	(0.5)
Net realized/unrealized (losses) gains	(104)	238	(342)	(143.7)
Fee and other income	8,751	9,863	(1,112)	(11.3)

	234,072	239,458	(5,386)	(2.2)

Benefits, claims, losses and settlement expenses
Medical	77,336	86,699	(9,363)	(10.8)
Senior and other	78,453	67,308	11,145	16.6

Total	155,789	154,007	1,782	1.2
Selling, general and administrative expenses	64,321	66,574	(2,253)	(3.4)
Net amortization and change in deferred acquisition costs and value of business acquired	467	4,439	(3,972)	(89.5)
Interest expense and financing costs	355	338	17	5.0

	220,932	225,358	(4,426)	(2.0)

Income before federal income taxes	13,140	14,100	(960)	(6.8)
Federal income tax expense	3,619	3,034	585	19.3

Net income	$9,521	$11,066	$(1,545)	(14.0)

Net income per share
Basic	$0.28	$0.32	$(0.04)	(12.5)
Diluted	0.27	0.31	(0.04)	(12.9)

Medical loss ratio	69.3%	67.8%	—	—
Senior loss ratio	77.8%	76.0%	—	—
Overall loss ratio	73.3%	71.2%	—	—
Selling, general and administrative expense ratio	30.3%	30.8%	—	—

Net Premiums (net of reinsurance ceded)
     For the six months ended June 30, 2005, total net premiums decreased 1.8% to $212.5 million, compared to $216.4 million for the same period in 2004.
     Medical
     Medical premiums for the six months ended June 30, 2005 were $111.7 million, compared to $127.9 million for the six months ended June 30, 2004, a decrease of 12.7%. The decrease in medical premiums was primarily the result of a 18.9% decrease in major medical certificates in force from 74,326 at June 30, 2004 to 60,274 at June 30, 2005 due to high lapse rates on new and renewal business.
     Sales of HSA-qualified products increased in the first half of 2005 compared to the same period in the prior year and now represent approximately 74% of our new sales to small employer groups and 12% of our new sales to individuals, families and associations. In July 2005, we launched a new series of major medical plans that offer consumers a variety of benefit levels to accommodate different budgets. We expect to see new sales of these products in the second half of 2005. Therefore, we expect the decline in medical premiums to moderate in 2005 to approximately 9% on an annualized basis as the level of new business production approaches the level of business which is lapsing.
     Senior and Other
     Senior and other premiums increased $12.4 million to $100.9 million for the six months ended June 30, 2005 compared to $88.5 million for the same period in 2004. This 14.0% increase in senior and other premiums was primarily the result of a 20.4% increase in Medicare supplement premium due to new business production as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. We expect premiums in this segment to increase approximately 11% in 2005.
     In June 2005, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We also developed a career distribution channel to focus exclusively on marketing senior products of our Provident American Life and Continental General subsidiaries.
     In addition, we entered into an exclusive marketing agreement with Coventry Health Care and its affiliates to offer both new customers and our approximately 100,000 current senior insureds Coventry's Medicare Part D Prescription Drug Benefit Plans pursuant to the Medicare Modernization Act of 2003. We plan to participate in 25% of the risk on all Part D policies sold by our agents.
Other Revenues
     Net investment income was $12.9 million for the first six months of 2005, which was comparable to the first six months of 2004. The book yield of our investment portfolio at June 30, 2005 was 5.36% compared to a book yield of 5.35% at June 30, 2004.
     Net realized and unrealized losses were $0.1 million for the first half of 2005, compared to net realized gains of $0.2 million for the first half of 2004. The decrease of $0.3 million was primarily attributable to $1.0  million in unrealized losses on our trading portfolios in the first half of 2005 offset by $0.7 million in realized gains on our available-for-sale investment portfolios.
     Fee and other income was $8.8 million for the six months ended June 30, 2005, compared to $9.9 million for the same period in 2004, a decrease of 11.3%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.
Benefits, Claims, Losses and Settlement Expenses
     Total benefits, claims, losses and settlement expenses increased to $155.8 million for the six months ended June 30, 2005, compared to $154.0 million for the first six months of 2004, an increase of 1.2%.
     Medical
     Medical benefits, claims, losses and settlement expenses were $77.3 million for the six months ended June 30, 2005, compared to $86.7 million for the same period in 2004, a decrease of 10.8%. The decrease was primarily the result of a smaller volume of business in force. In addition, the medical loss ratio was 69.3% for the six months ended June 30, 2005 compared to 67.8% for the same period of 2004. The loss ratio was impacted by increased severity of large claims primarily in the first quarter. The loss ratio in the Medical segment is expected to be higher in the balance of 2005 consistent with quarterly seasonality patterns experienced last year. We expect the loss ratio in the Medical segment to be approximately 100 basis points higher for the full year 2005 than 2004.
     Senior and Other
     Senior and other benefits, claims, losses and settlement expenses were $78.5 million for the six months ended June 30, 2005, compared to $67.3 million for the same period in 2004. The senior and other loss ratio was 77.8% for the first half of 2005, compared to 76.0% for the same period in 2004. This increase was due to an increase in the Medicare supplement loss ratio from 70.7% in the first half of 2004 to 74.7% in the first half of 2005. The Medicare supplement loss ratio is expected to be lower in the second half of the year as the full impact of the 2005 rate increases on this business take hold, and due to the historical seasonality of this product. The Medicare supplement loss ratio is expected to be approximately 72.6% for the full year 2005 compared to 71.9% for 2004. The overall loss ratio in this segment is expected to be approximately 76.4% in 2005.
Other Expenses and Net Income
     Selling, general and administrative expenses decreased to $64.3 million in the first half of 2005, compared to $66.6 million for the same period in 2004, a decrease of 3.4%. Other operating expenses decreased $4.6 million primarily attributable to the following:
•	a decrease in consulting expenses of approximately $1.0 million related to bringing our Cleveland data processing and programming back in-house from a third party vendor in the first half of 2004;

•	a decrease in fees charged by third party administrators for claims processing and other administrative services due to a decline in medical business in force;

•	a decrease in salaries and benefits due to a reduced workforce; and

•	a decrease in taxes, licenses and fees due to a smaller volume of business in force.
The $4.6 million decrease in other operating expenses was partially offset by an increase in commissions of $0.9 million due to an increase in the overall commission rate attributable to higher first year premium and reduced reinsurance allowances of $1.5 million due to a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses were 30.3% in the first six months of 2005 compared to 30.8% in the first six months of 2004.

     The net amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in net amortization of $0.5 million for the first six months of 2005, compared to net amortization of $4.4 million for the first six months of 2004. The decline in the DAC asset in the Medical segment was $2.4 million in the first half of 2005 compared to $5.3 million in the first half of 2004. Higher lapse rates on new and existing medical business caused a higher-than-expected increase in the level of DAC amortization in 2004. In the Senior segment, the DAC asset increased by $3.2 million in the first half of 2005 compared to $2.0 million for the same period in 2004. The increase was primarily due to a higher level of costs capitalized due to an increase in Medicare supplement business.
     Interest expense and financing costs were $0.4 million in the first six months of 2005, compared to $0.3 million in the first six months of 2004.
     Income before federal income taxes was $13.1 million for the first six months of 2005, compared to $14.1 million for the same period in 2004.
     A federal income tax expense of $3.6 million was recorded for the first half of 2005, which included a $1.0 million ($0.03 per share) federal income tax benefit related to the reduction of federal income tax reserves associated with the elimination of our untaxed policyholder surplus account exposure. In the first half of 2004, a federal income tax expense of $3.0 million was recorded, which included a $1.9 million reduction in the deferred tax valuation allowance. As a result of our continued profitability and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, we reduced our deferred tax valuation allowance by $1.9 million, or $0.05 per share, in the first quarter of 2004. The effective tax rate, including the reduction of federal income tax reserves, was 27.5% of the income before federal income taxes for the first half of 2005. The effective tax rate for the first half of 2004, including the reduction to the deferred tax valuation allowance, was 21.5% of the income before federal income taxes.
     Net income was $9.5 million, or $0.27 per diluted share, for the first half of 2005, compared to $11.1 million, or $0.31 per diluted share for the first half of 2004.
Liquidity and Capital Resources
     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended June 30, 2005 was $7.6 million compared to $7.2 million at June 30, 2004. Cash provided by operating activities increased compared to the first half of 2004 since the prior year period included a significant reduction in our major medical claim reserves. This increase was partially offset by the payment of the previously-disclosed California litigation settlements of approximately $3.1 million in the first quarter of 2005.
     Assets increased to $773.4 million at June 30, 2005 from $766.0 million at December 31, 2004, an increase of 1.0%. Assets of $496.7 million, or 64.2% of the total assets, were in investments at June 30, 2005. Fixed maturities, our primary investments were $456.5 million, or 91.9% of total investments, at June 30, 2005 compared to $474.6 million, or 95.9% of total investments, at December 31, 2004. Other investments consist of equity securities, an investment in a limited partnership and policy loans and mortgage loans. We have classified $437.3 million of our fixed maturities as available-for-sale and $19.2 million as trading and accordingly have reported them at their estimated fair values at June 30, 2005. During the second quarter of 2005, we invested approximately $20.0 million in a collateralized securities fund which invests in asset-backed and mortgage-backed securities. The Fund invests a minimum of 80% of its total assets in investment-grade securities. The shares in the Fund are classified as equity securities available-for-sale at June 30, 2005.
     Approximately 94.5% of our fixed maturities available-for-sale were of investment grade quality at June 30, 2005. In addition to the fixed maturities, we also had $27.7 million in cash and cash equivalents of which $5.7 million was restricted at June 30, 2005.
     The total reinsurance receivable was $133.1 million at June 30, 2005. Of this amount, $131.8 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.
     The total policy liabilities and benefits accrued were 88.6% of the total liabilities at June 30, 2005 compared to 87.3% at December 31, 2004.
     At June 30, 2005, our credit facility, as amended, consisted of a $2.5 million term loan A and a $6.7 million term loan B with National City Bank. The term loan A has quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $6.7 million term loan B has quarterly principal payments of $687,500 through March 2006, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 in March 2008.
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At June 30, 2005, the interest rate on our term loan A balance of $2.5 million was 6.58% per annum and on our $6.7 million term loan B was 7.08% per annum.
     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At June 30, 2005, we were in compliance with these covenants.
     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

Contractual Obligations. The following schedule summarizes current and future contractual obligations as of June 30, 2005:

	Payments Due by Year
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$9,188	$3,688	$5,500	$—	$—

Long-term debt interest (1)	935	538	397	—	—

Operating leases	23,328	2,471	4,434	3,928	12,495

Unfunded/callable investment commitments (2)	1,281	1,281	—	—	—

Deposit and investment contracts (3)	236,659	20,531	39,393	33,344	143,391

Other policy claims and benefits payable	98,441	69,920	17,633	6,055	4,833

Total contractual obligations	$369,832	$98,429	$67,357	$43,327	$160,719

(1)	The interest associated with our variable-rate term loans is based upon interest rates in effect at June 30, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Represents estimated timing for fulfilling unfunded and callable capital commitments for investments in a limited partnership. Outstanding commitments with this limited partnership are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(3)	Estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.

In December 2003, Continental General committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this Partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. During the first half of 2005, the Partnership made capital calls on Continental General’s limited partnership commitment of $0.3 million and made returns of capital totaling $0.8 million from the proceeds received from partial debt repayments. The Partnership reserves the right to recall capital returned as a result of loan repayments for the remainder of the commitment period. At June 30, 2005, we had outstanding unfunded and callable capital commitments totaling $1.3 million related to this limited partnership.
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
     Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres Group. On May 4, 2005, Central Reserve paid Ceres Group a dividend of $10.0 million which is available for the previously-disclosed stock repurchase program.
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
Market Risk and Management Policies
     The following is a description of certain risks facing health and life insurers and how we mitigate those risks:
     Inadequate Pricing Risk is the risk that the premium charged for insurance and insurance related products is insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set our pricing levels. Any negative fluctuation from our estimates of the effect of continued medical inflation and high benefit utilization could have a material adverse impact on our results of operations.
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
     Investment Impairment Risk is the risk that all amounts due (both principal and interest) on our fixed maturity investments will not be collected according to the investment's contractual terms. We attempt to minimize this risk by adhering to a conservative investment strategy. With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers within the investment parameters established by us.
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
     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in fixed maturities and equity securities are designated at purchase as held-to-maturity, available-for-sale or trading. Available-for-sale investments are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. Trading securities are stated at fair value and are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses related to trading securities are included in our Consolidated Statements of Operations as part of net realized/unrealized gains (losses). If management believes a decline in the value of a particular available-for-sale investment is temporary, the decline is reported as an unrealized capital loss in stockholders’ equity, and if the decline is “other-than-temporary,” the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations.

As of June 30, 2005, we had gross unrealized losses on individual available-for-sale investments of $1.5 million compared to $1.6 million at December 31, 2004. There were 21 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $0.6 million at June 30, 2005, compared to 13 securities with unrealized losses totaling $0.9 million at December 31, 2004. None of our investments are delinquent or in payment default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with that of our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at June 30, 2005.
     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.
     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $11.4 million after-tax at June 30, 2005. This amount represents approximately 5.4% of our stockholders’ equity at that date.
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
     In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Market Risk and Management Policies,” and the following:
•	business conditions and competition in the healthcare industry;

•	our ability to successfully implement our business plans, including our growth strategy;

•	our ability to implement increases in premium rates and to develop, market, distribute and administer competitive products and services in a timely, cost-effective manner;

•	rising healthcare costs, especially prescription drug costs and rising utilization rates;

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	the risk of material adverse outcomes in litigation and related matters;

•	our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement, as amended, which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	failure (included material weaknesses) of our information and administration systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.
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
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the second quarter of 2005, we issued 285,166 shares of our common stock to various investors upon the cashless exercise of warrants that were issued in July 1998. These warrants were fully exercisable for 3,335,575 shares of our common stock. These issuances were exempt from registration in accordance with Section 4(2) of the Securities Act of 1933, as amended, and exemptions available under applicable state securities laws. Any warrant not previously exercised expired on July 1, 2005.
     The following is a summary of stock repurchases, pursuant to our previously-announced stock repurchase program, for the six months ended June 30, 2005. See Note I. Treasury Stock, to our Condensed Consolidated Financial Statements for further information.

	Issuer Purchases of Equity Securities
				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that may
			Part of Publicly	yet be Purchased
	(a) Total Number of	(b) Average Price	Announced Plan or	Under the Plan
Period	Shares Repurchased	Paid Per Share	Program	or Program (1)
April 1 — April 30	—	—	—	—

May 1 — May 31	192,694	$5.81	192,694	$8,881,000

June 1 — June 30	101,952	$5.84	101,952	$8,286,000

Total	294,646	$5.82	294,646

(1)	On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of Stockholders was held on May 17, 2005.

b)	Proxies were solicited for the election of our Class III directors pursuant to Regulation 14A under the Securities Exchange Act of 1934. No solicitations in opposition to management’s nominees as listed in the proxy statement were made. Each of management’s nominees (Roland C. Baker, William J. Ruh and Robert A. Spass) were elected for a three-year term to hold office until the 2008 Annual Meeting of Stockholders or until their successors are elected and qualified.

c)	The matters voted upon were the following:
1.	With respect to the election of three Class III directors to serve for a term of three years ending at the 2008 Annual Meeting of Stockholders:

Name	For	Withheld
Roland C. Baker	28,746,026	547,050
William J. Ruh	28,964,295	328,781
Robert A. Spass	28,752,307	540,769
d)	Not applicable.
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

CERES GROUP, INC.

Date: August 9, 2005	By:	/s/ David I. Vickers

David I. Vickers
Executive Vice President and Chief
Financial Officer (Principal Financial
Officer and Chief Accounting Officer)