Form 10-Q
period 2005-09-30
CERES GROUP INC
filed 2005-11-09
CIK 215403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 0-8483
CERES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)
(440) 572-2400

(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, par value $0.001 per share, outstanding as of November 1, 2005 was 33,207,800.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$431,505	$456,075
Fixed maturities trading, at fair value	¾	18,531
Equity securities available-for-sale, at fair value	27,937	7,658
Equity securities trading, at fair value	¾	4,938
Limited partnership	3,734	4,166
Policy and mortgage loans	6,623	3,583

Total investments	469,799	494,951
Cash and cash equivalents (of which $5,528 and $6,967 is restricted, respectively)	46,753	22,635
Accrued investment income	4,151	5,389
Premiums receivable	3,804	4,096
Reinsurance receivable	134,232	130,345
Property and equipment, net	4,905	5,277
Deferred acquisition costs	69,797	67,074
Value of business acquired	9,869	10,952
Goodwill and licenses	14,097	14,097
Other assets	7,958	11,177

Total assets	$765,365	$765,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$15,463	$12,899
Deposit and investment contracts	238,644	236,127
Accident and health	113,163	103,161

Total future policy benefits, losses and claims	367,270	352,187
Unearned premiums	36,215	34,939
Other policy claims and benefits payable	100,771	102,703

Total policy liabilities and benefits accrued	504,256	489,829
Deferred reinsurance gain	5,620	6,562
Other policyholders’ funds	14,686	19,016
Debt	8,250	10,750
Deferred federal income taxes payable	5,202	7,071
Other liabilities	23,863	27,947

Total liabilities	561,877	561,175

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,898,728 and 34,522,979 shares issued and outstanding, respectively	35	35
Additional paid-in capital	134,546	134,090
Retained earnings	76,446	63,495
Accumulated other comprehensive income	2,206	7,198
Treasury stock, at cost, 1,657,765 and 0 shares, respectively	(9,745)	¾

Total stockholders’ equity	203,488	204,818

Total liabilities and stockholders’ equity	$765,365	$765,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES
Premiums, net
Medical	$54,244	$60,097	$165,917	$187,989
Senior and other	51,662	46,182	152,533	134,698

Total premiums, net	105,906	106,279	318,450	322,687
Net investment income	6,753	6,285	19,634	19,234
Net realized gains	750	163	646	401
Fee and other income	3,970	4,800	12,721	14,663

	117,379	117,527	351,451	356,985

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	39,095	44,468	116,431	131,167
Senior and other	41,574	34,494	120,027	101,802

Total benefits, claims, losses and settlement expenses	80,669	78,962	236,458	232,969
Selling, general and administrative expenses	33,292	34,528	97,613	101,102
Net (deferral) amortization and change in deferred acquisition costs and value of business acquired	(787)	187	(320)	4,626
Interest expense and financing costs	178	169	533	507

	113,352	113,846	334,284	339,204

Income before federal income taxes	4,027	3,681	17,167	17,781
Federal income tax expense (benefit)	597	(1,729)	4,216	1,305

Net income	$3,430	$5,410	$12,951	$16,476

Net income per share
Basic	$0.10	$0.16	$0.38	$0.48
Diluted	0.10	0.16	0.37	0.47

Weighted average shares outstanding
Basic	34,206,025	34,495,077	34,415,330	34,449,631
Diluted	34,377,299	34,755,130	34,653,823	35,024,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
Unaudited
(dollars in thousands)

Common Stock
Balance at September 30, 2005		$35

Additional Paid-in Capital
Balance at beginning of year		$134,090
Issuance of stock:
Employee/agent benefit and stock purchase plans		380
Warrants and options exercised		76

Balance at September 30, 2005		$134,546

Retained Earnings
Balance at beginning of year		$63,495
Net income		12,951

Balance at September 30, 2005		$76,446

Accumulated Other Comprehensive Income
Balance at beginning of year		$7,198
Unrealized loss on securities, net of tax benefit of $2,689 (1)		(4,992)

Balance at September 30, 2005		$2,206

Treasury Stock
Balance at beginning of year	$	¾
Treasury stock purchased, at cost		(9,745)

Balance at September 30, 2005		$(9,745)

Total Stockholders’ Equity		$203,488

Number of Shares of Common Stock
Balance at beginning of year		34,522,979
Issuance of stock:
Employee/agent benefit and stock purchase plans		70,583
Warrants and options exercised		305,166

Balance at September 30, 2005		34,898,728

Number of Shares of Treasury Stock
Balance at beginning of year		¾
Treasury stock purchased		1,657,765

Balance at September 30, 2005		1,657,765

(1)	Net of reclassification adjustments. See Note D. Comprehensive Income (Loss) for further information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$12,951	$16,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,278	2,716
Net realized gains	(646)	(401)
Net change in fixed maturities trading	18,367	¾
Net change in equity securities trading	4,447	¾
Deferred federal income taxes	821	(3,506)
Changes in assets and liabilities:
Accrued investment income	1,238	1,121
Reinsurance and premiums receivable	(3,595)	8,214
Deferred acquisition costs	(2,079)	2,985
Value of business acquired	1,759	1,641
Federal income taxes payable/recoverable	3,398	(1,393)
Other assets	(179)	901
Future policy benefits, claims and funds payable	2,611	(22,516)
Unearned premium	1,276	1,532
Deferred reinsurance gain	(942)	(1,098)
Other liabilities	(3,740)	(3,513)

Net cash provided by operating activities	37,965	3,159

Investing activities
Net purchases of furniture and equipment	(390)	(910)
Purchase of fixed maturities available-for-sale	(57,850)	(87,272)
Purchase of equity securities available-for-sale	(20,990)	¾
Investment in limited partnership (net of distributions)	432	(1,892)
(Increase) decrease in policy and mortgage loans, net	(3,040)	499
Proceeds from sales of fixed maturities available-for-sale	34,115	27,445
Proceeds from calls and maturities of fixed maturities available-for-sale	39,455	60,838

Net cash used in investing activities	(8,268)	(1,292)

Financing activities
Increase in annuity account balances	19,061	19,462
Decrease in annuity account balances	(12,851)	(15,349)
Principal payments on debt	(2,500)	(1,687)
Proceeds from issuance of common stock	456	371
Purchases of treasury stock	(9,745)	¾

Net cash (used in) provided by financing activities	(5,579)	2,797

Net increase in cash	24,118	4,664
Cash and cash equivalents at beginning of year	22,635	26,394

Cash and cash equivalents at end of period	$46,753	$31,058

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$495	$433
Cash paid during the period for federal income taxes	¾	6,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2005
Unaudited
A. Summary of Business and Significant Accounting Policies
Summary of Business
     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The condensed consolidated financial statements for September 30, 2005 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company.
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
     Cash and Cash Equivalents
     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At September 30, 2005 and December 31, 2004, restricted cash was $5.5 million and $7.0 million, respectively. Restricted cash primarily represents cash held

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.
     Investments
     Our insurance subsidiaries had certificates of deposit and fixed maturity securities on deposit with various state insurance departments to satisfy regulatory requirements.
     Property and Equipment
     Property and equipment are carried at cost less allowances for depreciation and amortization. Office buildings are depreciated on the straight-line method over 35 years, except for certain components, which are depreciated over 15 years. Depreciation for other property and equipment is computed on the straight-line basis over the estimated useful life of the equipment, principally three to seven years.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$3,430	$5,410	$12,951	$16,476

Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(34)	(146)	(20)	(28)

Pro forma net income	$3,396	$5,264	$12,931	$16,448

Earnings per share
Basic-as reported	$0.10	$0.16	$0.38	$0.48
Basic-pro forma	0.10	0.15	0.38	0.48

Diluted-as reported	$0.10	$0.16	$0.37	$0.47
Diluted-pro forma	0.10	0.15	0.37	0.47

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (Revised 2004), Share-Based Payment (SFAS No. 123R), which amends SFAS No. 123. In April 2005, the Securities and Exchange Commission delayed the implementation of SFAS No. 123R from July 1, 2005 until January 1, 2006 for calendar year companies. SFAS No. 123R eliminates the intrinsic value method under APB Opinion No. 25 as an alternative method of accounting for stock-based compensation. SFAS No. 123R also revises the fair-value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. Upon adoption, pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The new statement may be adopted in one of two ways – the modified prospective transition method or the modified retrospective method. We are currently evaluating the method of adoption and the effect that the adoption of SFAS No. 123R will have on our consolidated results of operations, cash flows and financial position.
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
B. Debt

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Bank Credit Facility	$8,250	$10,750
     At September 30, 2005, our credit facility, as amended, consisted of a $2.3 million term loan A and a $6.0 million term loan B with National City Bank. The term loan A has quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $6.0 million term loan B has quarterly principal payments of $687,500 through March 2006, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 in March 2008.
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At September 30, 2005, the interest rate on our term loan A balance of $2.3 million was 7.125% per annum and on our $6.0 million term loan B was 7.625% per annum.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At September 30, 2005, we were in compliance with these covenants.
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
September 30, 2005
Unaudited
     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Premiums, net
Direct	$121,767	$125,172	$369,871	$382,642
Assumed	242	241	722	748
Ceded	(16,103)	(19,134)	(52,143)	(60,703)

Total premiums, net	$105,906	$106,279	$318,450	$322,687

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$96,183	$89,637	$284,038	$274,229
Reinsurance recoveries	(15,514)	(10,675)	(47,580)	(41,260)

Total benefits, claims, losses and settlement expenses, net	$80,669	$78,962	$236,458	$232,969

Selling, general and administrative expenses
Commissions	$17,669	$17,190	$51,919	$50,582
Other operating expenses	18,591	18,035	55,931	59,950
California litigation settlements	¾	3,250	¾	3,250
Reinsurance allowances	(2,968)	(3,947)	(10,237)	(12,680)

Total selling, general and administrative expenses	$33,292	$34,528	$97,613	$101,102

D. Comprehensive Income (Loss)
     Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Net income	$3,430	$5,410	$12,951	$16,476

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities, net of tax (benefit) expense of $(2,771), $3,479, $(2,804) and $447, respectively	(5,144)	6,460	(5,206)	832
Reclassification adjustments for net gains included in net income, net of tax expense, of $100, $17, $347 and $23, respectively	(185)	(33)	(644)	(44)
Unrealized gain (loss) adjustment to deferred acquisition costs and value of business acquired, net of tax expense (benefit) of $408, $(498), $462 and $(61), respectively	759	(923)	858	(112)

Comprehensive income (loss)	$(1,140)	$10,914	$7,959	$17,152

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
E. Net Income Per Share
     Basic and diluted net income per common share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period including the effect of the assumed exercise of dilutive stock options and warrants under the treasury stock method. Basic and diluted weighted average shares of common stock are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares:

Basic	34,206,025	34,495,077	34,415,330	34,449,631
Stock awards and incremental shares from assumed exercise of stock options and warrants	171,274	260,053	238,493	575,299

Diluted	34,377,299	34,755,130	34,653,823	35,024,930

F. Contingencies and Commitments
     The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration, our relationship with the associations that market our products, and alleged violations of state and federal statutes.
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
G. Federal Income Taxes
     We account for federal income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
period that includes the enactment date. Deferred tax assets are reviewed for recoverability and a valuation allowance is established, if necessary. At September 30, 2005, we had a deferred tax asset of approximately $0.6 million established relating to the remaining net operating loss (NOL) carryforwards of $1.8 million. We have determined that no valuation allowance is required due to our continued profitability and the projection of a continued pattern of taxable income sufficient to utilize these NOLs. During the first nine months of 2004, we evaluated and reduced our valuation allowance for deferred taxes by $5.0 million due to our continued profitability and the projection of a continued pattern of taxable income in future periods sufficient to utilize these net operating losses.
     Prior to 1984, the Life Insurance Company Income Tax Act of 1959, as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders Surplus Account (PSA). On January 1, 1984, the balance of the PSA was fixed and only subject to taxation in the event amounts in the PSA were distributed to shareholders, or if the balance of the account exceeded certain limitations prescribed by the IRS. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. Included among the various provisions of the Act was a two-year suspension of the taxation on distributions of amounts from a company’s PSA and reordering rules for current distributions. At December 31, 2004, the accumulated untaxed PSA balance at Central Reserve was $2.9 million.
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
     On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend to Ceres Group. Accordingly, we made a $2.9 million tax free distribution from the PSA and reduced the corresponding tax contingency reserve by $1.0 million in the first quarter of 2005.
     During the third quarter of 2005, the IRS concluded the 2003 audit for all companies except Continental General. Accordingly, we reduced our tax reserves due to elimination of tax contingencies associated with the closed tax years and recognized a federal income tax benefit of $0.8 million in the third quarter of 2005.
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
September 30, 2005
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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
     The following table presents the revenues, expenses and profit (loss) before federal income taxes, for the three and nine months ended September 30, 2005 and 2004 attributable to our industry segments. Investment income is allocated by segment based on the level of policy liabilities and benefits accrued and allocated capital. We assume that the longer duration, higher yielding investments support the life, annuity and long-term care blocks of business. The remaining investments, which tend to be shorter in duration, support the major medical and Medicare supplement blocks of business. We do not separately allocate income tax expenses (benefits) by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Medical
Revenues
Net premiums	$54,244	$60,097	$165,917	$187,989
Net investment income	742	964	2,603	3,458
Net realized gains (losses)	82	(6)	204	20
Fee and other income	3,477	4,236	11,171	12,893

	58,545	65,291	179,895	204,360

Expenses
Benefits and claims	39,095	44,468	116,431	131,167
Other operating expenses	18,539	22,593	56,106	67,414

	57,634	67,061	172,537	198,581

Segment profit (loss) before federal income taxes	$911	$(1,770)	$7,358	$5,779

Senior and Other
Revenues
Net premiums	$51,662	$46,182	$152,533	$134,698
Net investment income	5,943	5,317	16,911	15,772
Net realized gains	560	56	104	47
Fee and other income	493	564	1,550	1,770

	58,658	52,119	171,098	152,287

Expenses
Benefits and claims	41,574	34,494	120,027	101,802
Other operating expenses	13,613	11,837	40,086	37,096

	55,187	46,331	160,113	138,898

Segment profit before federal income taxes	$3,471	$5,788	$10,985	$13,389

Corporate and Other
Revenues
Net investment income	$68	$4	$120	$4
Net realized gains	108	113	338	334

	176	117	458	338

Expenses
Interest expense and financing costs	178	169	533	507
Other operating expenses	353	285	1,101	1,218

	531	454	1,634	1,725

Segment loss before federal income taxes	$(355)	$(337)	$(1,176)	$(1,387)

Income before federal income taxes	$4,027	$3,681	$17,167	$17,781

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
September 30, 2005
Unaudited
     The following table presents net premiums by major product line for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Medical
Individual	$37,634	$42,736	$115,352	$134,567
Group	16,610	17,361	50,565	53,422

Total medical premiums, net	$54,244	$60,097	$165,917	$187,989

Senior and Other
Medicare supplement	$39,669	$34,410	$117,135	$98,758
Long-term care	5,945	5,595	17,608	16,883
Life and annuity	3,848	3,738	11,006	11,225
Dental	1,242	1,875	3,869	4,720
Other	958	564	2,915	3,112

Total senior and other premiums, net	$51,662	$46,182	$152,533	$134,698

Total premiums, net	$105,906	$106,279	$318,450	$322,687

I. Treasury Stock
     On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions utilizing a $10 million extraordinary dividend from our Central Reserve subsidiary.
     In the second and third quarters of 2005, we repurchased 657,765 shares of our common stock, or approximately $3.8 million, in open market transactions at an average price per share of $5.82.
     On September 8, 2005, we purchased, in a private transaction, 1,000,000 shares of our common stock for $5.9 million from International Managed Care funds (IMC). Two of our directors, Robert A. Spass and Bradley E. Cooper, are affiliated with the IMC funds. The purchase price of $5.92 per share represented a discount of 3% to the average closing price of Ceres’ stock for the five trading days ended August 31, 2005 and a discount of 5% from the closing price of the common stock on August 31, 2005. There were no commissions paid on this transaction.

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
     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells both major medical health insurance to individuals, families, associations and small employer groups and senior products to Americans age 55 and over. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. Provident American Life previously discontinued new medical sales activities and currently has approximately 200 active major medical certificate holders and 300 life policyholders. In June 2005, Provident American Life began marketing and selling a new portfolio of senior products. United Benefit Life discontinued new sales activities in July 2000 and terminated all of its existing business at the end of 2001. United Benefit Life has no active policyholders.
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
     The financial information for the three and nine months ended September 30, 2005 and 2004 includes the operations of all our subsidiaries for the entire period. See Note H. Operating Segments, to our Condensed Consolidated Financial Statements for further information.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

	Three Months	Three Months	Increase
	Ended	Ended	(Decrease) from
	September 30,	September 30,	Previous Year
	2005	2004	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$54,244	$60,097	$(5,853)	(9.7)%
Senior and other	51,662	46,182	5,480	11.9

Total premiums, net	105,906	106,279	(373)	(0.4)

Net investment income	6,753	6,285	468	7.4
Net realized gains	750	163	587	360.1
Fee and other income	3,970	4,800	(830)	(17.3)

	117,379	117,527	(148)	(0.1)

Benefits, claims, losses and settlement expenses
Medical	39,095	44,468	(5,373)	(12.1)
Senior and other	41,574	34,494	7,080	20.5

Total benefits, claims, losses and settlement expenses	80,669	78,962	1,707	2.2

Selling, general and administrative expenses	33,292	34,528	(1,236)	(3.6)
Net (deferral) amortization and change in deferred acquisition costs and value of business acquired	(787)	187	(974)	(520.9)
Interest expense and financing costs	178	169	9	5.3

	113,352	113,846	(494)	(0.4)

Income before federal income taxes	4,027	3,681	346	9.4
Federal income tax expense (benefit)	597	(1,729)	2,326	134.5

Net income	$3,430	$5,410	$(1,980)	(36.6)

Net income per share
Basic	$0.10	$0.16	$(0.06)	(37.5)
Diluted	0.10	0.16	(0.06)	(37.5)

Medical loss ratio	72.1%	74.0%	¾	¾
Senior loss ratio	80.5%	74.7%	¾	¾
Overall loss ratio	76.2%	74.3%	¾	¾
Selling, general and administrative expense ratio	31.4%	32.5%	¾	¾

Net Premiums (net of reinsurance ceded)
     For the quarter ended September 30, 2005, total net premiums decreased 0.4% to $105.9 million compared to $106.3 million for the third quarter of 2004.
     Medical
     Medical premiums for the quarter ended September 30, 2005 were $54.2 million compared to $60.1 million for the quarter ended September 30, 2004, a decrease of 9.7%. The decrease in medical premiums was primarily the result of a 15.9% decrease in major medical certificates in force from 70,290 at September 30, 2004 to 59,149 at September 30, 2005 due to high lapse rates on renewal business.
     The decline in major medical premium moderated in the third quarter of 2005 to 6% on an annualized basis. In the third quarter of 2005, we introduced our new Advantage Series of major medical products designed to offer customers a choice of benefit levels and prices.
     Senior and Other
     Senior and other premiums increased $5.5 million to $51.7 million for the quarter ended September 30, 2005 compared to $46.2 million for the same period in 2004. This 11.9% increase in senior and other premiums was primarily the result of a 15.3% increase in Medicare supplement premium due to new business production as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. We expect premiums in this segment to increase approximately 12% overall in 2005.
     In June 2005, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We also developed a career distribution channel to focus on marketing senior products of our Provident American Life and Continental General subsidiaries. We currently have appointed 18 regional sales managers and approximately 180 agents to focus specifically on marketing our senior product portfolio.
     In addition, we have begun marketing Medicare Part D prescription drug plans through our relationship with Coventry Health Care, Inc., and its affiliates. We have sent introductory mailings to approximately 130,000 of our existing senior insureds. We plan to participate in 25% of the risk on all Part D policies sold by our agents. Part D policies will be effective January 1, 2006 and after.
Other Revenues
     Net investment income was $6.8 million for the third quarter of 2005 compared to $6.3 million for the third quarter of 2004, an increase of 7.4%. The book yield of our investment portfolio at September 30, 2005 was 5.38%, compared to a book yield of 5.23% at September 30, 2004.
     Net realized gains were $0.8 million for the third quarter of 2005 compared to $0.2 million for the third quarter of 2004. The $0.6 million increase was primarily attributable to a $0.2 million increase in realized gains on our available-for-sale investment portfolios and a $0.4 million increase in realized gains on our trading portfolios. The trading portfolios were liquidated in September of 2005.
     Fee and other income was $4.0 million for the quarter ended September 30, 2005 compared to $4.8 million for the same quarter of 2004, a decrease of 17.3%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.
Benefits, Claims, Losses and Settlement Expenses
     Total benefits, claims, losses and settlement expenses increased to $80.7 million for the quarter ended September 30, 2005 compared to $79.0 million for the third quarter of 2004, an increase of 2.2%.
     Medical
     Medical benefits, claims, losses and settlement expenses were $39.1 million for the quarter ended September 30, 2005 compared to $44.5 million for the third quarter of 2004, a decrease of 12.1%. The decrease was primarily the result of a smaller volume of business in force. In addition, the medical loss ratio was 72.1% for the quarter ended September 30, 2005 compared to 74.0% for the same period in 2004. The decrease in the medical loss ratio was primarily due to favorable reserve development which was partially offset by an increased severity of claims. The loss ratio in the Medical segment is expected to be higher in the fourth quarter of 2005 consistent with quarterly seasonality patterns experienced last year. We expect the loss ratio in the Medical segment to be approximately 70 basis points higher for the full year 2005 than 2004.
     Senior and Other
     Senior and other benefits, claims, losses and settlement expenses were $41.6 million for the quarter ended September 30, 2005, compared to $34.5 million in the third quarter of 2004. The senior and other loss ratio was 80.5% for the third quarter of 2005 compared to 74.7% for the third quarter of 2004. The increase in the loss ratio in the third quarter of 2005 was due primarily to unfavorable long-term care experience in the third quarter of 2005, compared to favorable experience and development of long-term care reserves in the third quarter of 2004. The number of long-term care open claims increased approximately 4% during the quarter, resulting in a $1.6 million increase in reserves. In addition, the Medicare supplement loss ratio increased from 75.2% in the third quarter of 2004 to 75.5% in the third quarter of 2005 reflecting $1.3 million of adverse development of the June 30, 2005 claim reserves. The Medicare supplement loss ratio is expected to be approximately 74.0% for the full year 2005 compared to 71.9% for 2004. The overall loss ratio in this segment is expected to be approximately 78% in 2005.
Other Expenses and Net Income
     Selling, general and administrative expenses decreased to $33.3 million in the third quarter of 2005 compared to $34.5 million in the third quarter of 2004, a decrease of 3.6%. Included in selling, general and administrative expenses in the third quarter of 2004 was a $3.3 million pre-tax charge related to the settlement of two California lawsuits against the company and its subsidiaries. These lawsuits related primarily to challenges to premium increases for California holders of major medical policies issued by United Benefit Life and Provident American Life.

Excluding this charge, other operating expenses increased by $0.6 million primarily attributable to an increase in regulatory fees due to routine regulatory exams by the domiciliary states at both of our major insurance companies. In addition, commissions increased by $0.5 million due to an increase in the overall commissions rate attributable to higher first year premium and reinsurance allowances decreased by $1.0 million due to a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses were 31.4% in the third quarter of 2005 compared to 32.5% in the third quarter of 2004, including the California lawsuit settlements.
     The net (deferral) amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $0.8 million in the third quarter of 2005 compared to net amortization of $0.2 million for the third quarter of 2004. The increase in Medicare supplement new business production resulted in a higher level of costs capitalized in the third quarter of 2005 compared to the same period a year ago.
     Interest expense and financing costs were $0.2 million for the third quarter of 2005 which was comparable to the third quarter of 2004. The higher effective interest rate on our bank credit facility in the quarter was offset by the lower level of outstanding debt.
     Income before federal income taxes was $4.0 million for the third quarter of 2005, compared to $3.7 million for the same period in 2004. The third quarter of 2004 included a $3.3 million pre-tax charge related to the settlement of the California lawsuits.
     A federal income tax expense of $0.6 million was recorded for the third quarter of 2005, which included a $0.8 million reduction ($0.02 per share) to the federal income tax contingency reserve due to elimination of tax contingencies associated with the closed tax years. In the third quarter of 2004, a federal income tax benefit of $1.7 million was recorded, which included a $3.0 million reduction ($0.09 per share) to the deferred tax valuation allowance. During the third quarter of 2004, we evaluated our valuation allowance for deferred taxes and determined that no valuation allowance was required due to the continued profitability of the company and the projection of a continued pattern of taxable income in future periods sufficient to utilize these net operating losses. The effective tax rate for the third quarter of 2005 was 14.8% of the income before federal income taxes.
     Net income was $3.4 million, or $0.10 per diluted share, for the third quarter of 2005, compared to $5.4 million, or $0.16 per diluted share for the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months	Nine Months	Increase
	Ended	Ended	(Decrease) from
	September 30,	September 30,	Previous Year
	2005	2004	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$165,917	$187,989	$(22,072)	(11.7)%
Senior and other	152,533	134,698	17,835	13.2

Total premiums, net	318,450	322,687	(4,237)	(1.3)

Net investment income	19,634	19,234	400	2.1
Net realized gains	646	401	245	61.1
Fee and other income	12,721	14,663	(1,942)	(13.2)

	351,451	356,985	(5,534)	(1.6)

Benefits, claims, losses and settlement expenses
Medical	116,431	131,167	(14,736)	(11.2)
Senior and other	120,027	101,802	18,225	17.9

Total benefits, claims, losses and settlement expenses	236,458	232,969	3,489	1.5

Selling, general and administrative expenses	97,613	101,102	(3,489)	(3.5)
Net (deferral) amortization and change in deferred acquisition costs and value of business acquired	(320)	4,626	(4,946)	(106.9)
Interest expense and financing costs	533	507	26	5.1

	334,284	339,204	(4,920)	(1.5)

Income before federal income taxes	17,167	17,781	(614)	(3.5)
Federal income tax expense	4,216	1,305	2,911	223.1

Net income	$12,951	$16,476	$(3,525)	(21.4)

Net income per share
Basic	$0.38	$0.48	$(0.10)	(20.8)
Diluted	0.37	0.47	(0.10)	(21.3)

Medical loss ratio	70.2%	69.8%	¾	¾
Senior loss ratio	78.7%	75.6%	¾	¾
Overall loss ratio	74.3%	72.2%	¾	¾
Selling, general and administrative expense ratio	30.7%	31.3%	¾	¾

Net Premiums (net of reinsurance ceded)
     For the nine months ended September 30, 2005, total net premiums decreased 1.3% to $318.5 million, compared to $322.7 million for the same period in 2004.
     Medical
     Medical premiums for the nine months ended September 30, 2005 were $165.9 million, compared to $188.0 million for the nine months ended September 30, 2004, a decrease of 11.7%. The decrease in medical premiums was primarily the result of a 15.9% decrease in major medical certificates in force from 70,290 at September 30, 2004 to 59,149 at September 30, 2005 due to high lapse rates on renewal business.
     The decline in major medical premium moderated in the third quarter of 2005 to 6% on an annualized basis. In the third quarter of 2005, we introduced our new Advantage Series of major medical products designed to offer customers a choice of benefit levels and prices. We now expect the decline in medical premiums to moderate for 2005 to approximately 3% on an annualized basis as the level of new business production approaches the level of business that is lapsing.
     Senior and Other
     Senior and other premiums increased $17.8 million to $152.5 million for the nine months ended September 30, 2005 compared to $134.7 million for the same period in 2004. This 13.2% increase in senior and other premiums was primarily the result of an 18.6% increase in Medicare supplement premium due to new business production as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. We expect premiums in this segment to increase approximately 12% overall in 2005.
     In June 2005, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We also developed a career distribution channel to focus on marketing senior products of our Provident American Life and Continental General subsidiaries. We currently have appointed 18 regional sales managers and approximately 180 agents to focus specifically on marketing our senior product portfolio.
     In addition, we have begun marketing Medicare Part D prescription drug plans through our relationship with Coventry Health Care, Inc., and its affiliates. We have sent introductory mailings to approximately 130,000 of our existing senior insureds. We plan to participate in 25% of the risk on all Part D policies sold by our agents. Part D policies will be effective January 1, 2006 and after.
Other Revenues
     Net investment income was $19.6 million for the first nine months of 2005, compared to $19.2 million for the first nine months of 2004, an increase of 2.1%. The book yield of our investment portfolio at September 30, 2005 was 5.38% compared to a book yield of 5.23% at September 30, 2004.

     Net realized gains were $0.6 million for the first nine months of 2005, compared to $0.4 million for the first nine months of 2004. The $0.2 million increase was primarily attributable to a $0.9 million increase in realized gains on our available-for-sale portfolios in the first nine months of 2005 offset by a $0.7 million realized loss on our trading portfolios. The trading portfolios were liquidated in September of 2005.
     Fee and other income was $12.7 million for the nine months ended September 30, 2005, compared to $14.7 million for the same period in 2004, a decrease of 13.2%. This decrease was primarily attributable to the decline in major medical policies and the associated policy fee income.
Benefits, Claims, Losses and Settlement Expenses
     Total benefits, claims, losses and settlement expenses increased to $236.5 million for the nine months ended September 30, 2005, compared to $233.0 million for the first nine months of 2004, an increase of 1.5%.
     Medical
     Medical benefits, claims, losses and settlement expenses were $116.4 million for the nine months ended September 30, 2005, compared to $131.2 million for the same period in 2004, a decrease of 11.2%. The decrease was primarily the result of a smaller volume of business in force. In addition, the medical loss ratio was 70.2% for the nine months ended September 30, 2005 compared to 69.8% for the same period in 2004. The loss ratio in the Medical segment is expected to be higher in the fourth quarter of 2005 consistent with quarterly seasonality patterns experienced last year. We expect the loss ratio in the Medical segment to be approximately 70 basis points higher for the full year 2005 than 2004.
     Senior and Other
     Senior and other benefits, claims, losses and settlement expenses were $120.0 million for the nine months ended September 30, 2005, compared to $101.8 million for the same period in 2004. The senior and other loss ratio was 78.7% for the first nine months of 2005, compared to 75.6% for the same period in 2004. This increase was primarily due to an increase in the Medicare supplement loss ratio from 72.3% in the first nine months of 2004 to 75.0% in the first nine months of 2005, as well as unfavorable long-term care experience in the third quarter of 2005. The Medicare supplement loss ratio is expected to be 71.1% in the fourth quarter of the year consistent with the historical seasonality of this product. For the full year 2005, the Medicare supplement loss ratio is now expected to be approximately 74.0% compared to 71.9% for 2004. The overall loss ratio in this segment is expected to be approximately 78% in 2005.
Other Expenses and Net Income
     Selling, general and administrative expenses decreased to $97.6 million in the first nine months of 2005, compared to $101.1 million for the same period in 2004, a decrease of 3.5%. Included in selling, general and administrative expenses in the first nine months of 2004, was a $3.3 million pre-tax charge related to the settlement of two California lawsuits against the company and its subsidiaries. These lawsuits related primarily to challenges to premium increases for California holders of major medical policies issued by United Benefit Life and

Provident American Life. Excluding this charge, other operating expenses decreased $4.0 million attributable to the following:
•	a decrease in consulting expenses of approximately $1.0 million related to bringing our Cleveland data processing and programming back in-house from a third party vendor in the first half of 2004;

•	a decrease in fees charged by third party administrators for claims processing and other administrative services due to a decline in medical business in force;

•	a decrease in legal fees;

•	a decrease in salaries and benefits due to a reduced workforce;
which was partially offset by an increase in regulatory fees due to routine regulatory exams by the domiciliary states of both of our major insurance companies.
The $4.0 million decrease in other operating expenses was partially offset by an increase in commissions of $1.3 million due to an increase in the overall commission rate attributable to higher first year premium and reduced reinsurance allowances of $2.4 million due to a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses were 30.7% in the first nine months of 2005 compared to 31.3% in the first nine months of 2004, including the California litigation settlements.
     The net (deferral) amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $0.3 million for the first nine months of 2005, compared to net amortization of $4.6 million for the first nine months of 2004. In the Senior segment, the DAC asset increased by $5.5 million in the first nine months of 2005 compared to $3.3 million for the same period in 2004. The increase was primarily due to a higher level of costs capitalized due to an increase in Medicare supplement business. The decline in the DAC asset in the Medical segment was $3.4 million in the first nine months of 2005 compared to $6.3 million in the first nine months of 2004. Higher lapse rates on new and existing medical business caused a higher-than-expected increase in the level of DAC amortization in 2004.
     Interest expense and financing costs were $0.5 million in the first nine months of 2005, which was comparable to the first nine months of 2004.
     Income before federal income taxes was $17.2 million for the first nine months of 2005, compared to $17.8 million for the same period in 2004. The first nine months of 2004 included a $3.3 million pre-tax charge related to the settlement of the California lawsuits.
     A federal income tax expense of $4.2 million was recorded for the first nine months of 2005, which included a $1.8 million ($0.05 per share) federal income tax benefit related to the reduction of federal income tax reserves associated with the elimination of our untaxed policyholder surplus account exposure and recently closed tax years. In the first nine months of 2004, a federal income tax expense of $1.3 million was recorded, which included a $5.0 million reduction in the deferred tax valuation allowance. As a result of our continued profitability, a projection of continued taxable income in future periods, and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, the deferred tax valuation allowance was reduced by $5.0 million, or $0.14 per share, in the first nine months of 2004. The effective tax rate, including the $1.8 million reduction of federal income tax reserves, was 24.6% of the income before federal income taxes for the first nine months of 2005. The effective tax rate for the first nine months of 2004, including the $5.0 million reduction to the deferred tax valuation allowance, was 7.3% of the income before federal income taxes.
     Net income was $13.0 million, or $0.37 per diluted share, for the first nine months of 2005, compared to $16.5 million, or $0.47 per diluted share, for the first nine months of 2004.
Liquidity and Capital Resources
     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended September 30, 2005 was $38.0 million compared to $3.2 million at September 30, 2004. Cash provided by operating activities increased compared to the first nine months of 2004 primarily the result of the following:
•	the prior year period included a significant reduction in our major medical claim reserves due to our declining block of major medical business in force and the decline in our claim inventory; and

•	an increase of operating cash flows of approximately $22.8 million due to the liquidation of the trading investment portfolios in September of 2005. The proceeds from the liquidation of the trading investment portfolios will be re-invested in the fourth quarter of 2005.
The increases previously mentioned were partially offset by the payment of the California litigation settlements in the first quarter of 2005.
     Assets decreased to $765.4 million at September 30, 2005 from $766.0 million at December 31, 2004, a decrease of 0.1%. Assets of $470.0 million, or 61.4% of the total assets, were in investments at September 30, 2005. Fixed maturities, our primary investments, were $431.5 million, or 91.8% of total investments, at September 30, 2005 compared to $474.6 million, or 95.9% of total investments, at December 31, 2004. Other investments consist of equity securities, an investment in a limited partnership and policy loans and mortgage loans. During the second quarter of 2005, we invested approximately $20.0 million in a collateralized securities fund which invests in asset-backed and mortgage-backed securities. This fund invests a minimum of 80% of its total assets in investment-grade securities. The shares in the fund are classified as equity securities available-for-sale at September 30, 2005.
     Approximately 94.6% of our fixed maturities available-for-sale were of investment grade quality at September 30, 2005. In addition to the fixed maturities, we also had $46.8 million in cash and cash equivalents of which $5.5 million was restricted at September 30, 2005.

     The total reinsurance receivable was $134.2 million at September 30, 2005. Of this amount, $132.0 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.
     The total policy liabilities and benefits accrued were 89.7% of the total liabilities at September 30, 2005 compared to 87.3% at December 31, 2004.
     At September 30, 2005, our credit facility, as amended, consisted of a $2.3 million term loan A and a $6.0 million term loan B with National City Bank. The term loan A has quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $6.0 million term loan B has quarterly principal payments of $687,500 through March 2006, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 in March 2008.
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.25%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 4.00%, respectively. At September 30, 2005, the interest rate on our term loan A balance of $2.3 million was 7.125% per annum and on our $6.0 million term loan B was 7.625% per annum.
     Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At September 30, 2005, we were in compliance with these covenants.
     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

Contractual Obligations. The following schedule summarizes current and future contractual obligations as of September 30, 2005:

	Payments Due by Year
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
	(dollars in thousands)
Long-term debt	$8,250	$3,500	$4,750	$—	$—

Long-term debt interest (1)	837	512	325	—	—

Operating leases	23,371	2,770	4,683	3,911	12,007

Unfunded/callable investment commitments (2)	12,535	12,535	—	—	—

Deposit and investment contracts (3)	238,644	21,230	38,595	32,387	146,432

Other policy claims and benefits payable	100,771	70,481	18,727	6,485	5,078

Total contractual obligations	$384,408	$111,028	$67,080	$42,783	$163,517

(1)	The interest associated with our variable-rate term loans is based upon interest rates in effect at September 30, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Represents estimated timing for fulfilling unfunded and callable capital commitments for investments in two limited partnerships and a commercial mortgage trust. Outstanding commitments are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(3)	Estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.
In December 2003, we committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. These capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. During the first nine months of 2005, the partnership made capital calls on our limited partnership commitment of $0.6 million and made returns of capital totaling $1.1 million from the proceeds received from partial debt repayments. The partnership reserves the right to recall capital returned as a result of loan repayments for the remainder of the commitment period. At September 30, 2005, we had outstanding unfunded and callable capital commitments totaling $1.3 million related to this limited partnership.
In September 2005, we committed to invest $10.0 million in a limited partnership, NYLIM Real Estate Mezzanine Fund II, L.P. Like the first fund, investments by this partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. The capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. The partnership has not made any capital calls on our $10.0 million commitment. Therefore, at September 30, 2005, we had outstanding unfunded and callable capital commitments totaling $10.0 million related to this limited partnership.
In September 2005, we committed to invest $2.0 million, or 10.5% of the total trust, to a commercial mortgage loan trust. The trust, when fully funded, will be comprised of 14 small balance commercial mortgage loans in nine states. At September 30, 2005, we had outstanding unfunded commitments totaling $1.3 million related to this commercial mortgage loan trust.
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
     Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. In 2005, Continental General could pay a dividend to Ceres Group, the parent company, of up to $10.3 million without prior approval of the state regulator. In 2005, Central Reserve is prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus. However, on February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of $12.0 million to Ceres Group. On May 4, 2005, Central Reserve paid Ceres Group a dividend of $10.0 million, which was used for the stock repurchase program.
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
     Investment Impairment Risk is the risk that all amounts due (both principal and interest) on our fixed maturity investments will not be collected according to the investment’s contractual terms. We attempt to minimize this risk by adhering to a conservative investment strategy. With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers within the investment parameters established by us.

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
     We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments in fixed maturities and equity securities are designated at purchase as held-to-maturity, available-for-sale or trading. Available-for-sale investments are carried at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. Trading securities are stated at fair value and are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses related to trading securities are included in our Consolidated Statements of Operations as part of net realized gains (losses). If management believes a decline in the value of a particular available-for-sale investment is temporary, the decline is reported as an unrealized capital loss in stockholders’ equity, and if the decline is “other-than-temporary,” the carrying value of the investment is written down and a realized capital loss is reported in the Consolidated Statements of Operations. As of September 30, 2005, we had gross unrealized losses on individual available-for-sale investments of $4.0 million compared to $1.6 million at December 31, 2004. There were 21 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $1.2 million at September 30, 2005, compared to 13 securities with unrealized losses totaling $0.9 million at December 31, 2004. None of our investments are delinquent or in payment default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with that of our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at September 30, 2005.
     Credit Risk is the risk that parties, including reinsurers that have obligations to us, will not pay or perform. We attempt to minimize this risk by maintaining sound reinsurance and credit collection policies.
     Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $11.8 million after-tax at September 30, 2005. This amount represents approximately 5.8% of our stockholders’ equity at that date.
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
•	our ability to accurately predict loss ratios and improvement in our business;

•	business conditions and competition in the healthcare industry;

•	our ability to successfully implement our business plans, including our growth strategy;

•	unforeseen losses with respect to loss and settlement expense reserves for unreported and reported claims or adverse changes in persistency or profitability of insurance contracts that would accelerate the amortization of our deferred acquisition costs;

•	our ability to institute necessary increases in premium rates; our ability to develop, market, distribute and administer competitive products and services in a timely, cost-effective manner;

•	rising healthcare costs, especially prescription drug costs and rising utilization rates;

•	changes or developments in healthcare reform and other regulatory issues, including Medicare reform and the Health Insurance Portability and Accountability Act of 1996 and increased privacy and security regulation, and changes in laws and regulations in key states in which we operate, could increase our costs, cause us to discontinue marketing products in certain states or cause us to change our business or operations significantly;

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	the risk of material adverse outcomes in litigation and related matters;

•	our ability to meet risk-based or statutory capital requirements and the outcome of our efforts to meet these capital requirements;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement, as amended, which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	failure (including material weaknesses) of our information and administration systems;

•	our financial and claims paying ratings, including any potential downgrades;

•	our ability to maintain our current PPO network arrangements;

•	dependence on senior management and key personnel;

•	the performance of others on whom we rely for insurance and reinsurance, particularly Hannover Life Reassurance Company of America upon whom we have relied for substantially all of our reinsurance;

•	the risk of selling investments to meet liquidity requirements;

•	our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth;

•	the risk that issuers of securities owned by Ceres will default or that other parties will not pay or perform;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	the failure to successfully manage our operations and integrate future acquisitions, if any, including the failure to achieve cost savings;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The information called for by this item is provided under the caption “Market Risk and Management Policies” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in internal control. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration, our relationship with the associations that market our products, and alleged violations of state and federal statutes.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following is a summary of stock repurchases, pursuant to our previously-announced stock repurchase program, for the third quarter of 2005. See Note I. Treasury Stock, to our Condensed Consolidated Financial Statements for further information.

	Issuer Purchases of Equity Securities
			(c) Total
			Number of
			Shares
			Purchased as	(d) Approximate
			Part of	Dollar Value of
	(a) Total		Publicly	Shares that may
	Number of	(b) Average	Announced	yet be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Repurchased	Per Share	Program	or Program (1)
July 1 – July 31	¾	¾	¾	$8,286,000
August 1 – August 31	107,342	$6.01	107,342	$7,642,000
September 1 – September 30	1,255,777	$5.88	1,255,777	$255,000

Total	1,363,119	$5.89	1,363,119

(1)	On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions. During the third quarter of 2005, we repurchased 363,119 shares in open market transactions at an average price per share of $5.81 and 1,000,000 shares in a private transaction at a price per share of $5.92. We completed the authorized $10 million stock repurchase program in October 2005.

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

CERES GROUP, INC.
Date: November 9, 2005	By:	/s/ David I. Vickers
David I. Vickers
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)