Form 10-K
period 2005-12-31
CERES GROUP INC
filed 2006-03-16
CIK 215403

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 0-8483

CERES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1017531 (I.R.S. Employer Identification No.)

17800 Royalton Road, Cleveland, Ohio (Address of principal executive offices)	44136 (Zip Code)

(440) 572-2400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐  NO ☒

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $100,326,773 computed based on the closing price of $6.08 per share of the common stock on June 30, 2005.

The number of shares of common stock, par value $0.001 per share, outstanding as of March 1, 2006 was 33,238,717.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 16, 2006 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Ceres,” “Registrant,” “we,” “us,” and “our” mean Ceres Group, Inc. and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2005.

CERES GROUP, INC.
INDEX TO
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS

Overview

Ceres, through its insurance subsidiaries, provides a wide array of health and life insurance products through two primary business segments. The Medical segment includes major medical health insurance for individuals, families, associations, and small to mid-size businesses. The Senior segment includes senior health, life and annuity products for Americans age 55 and over. To help control medical costs, we also provide medical cost management services to our insureds. Our nationwide distribution channels include independent and career agents and our electronic distribution platforms.

Ceres (known as Central Reserve Life Corporation prior to December 1998) operated prior to 1998 primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. Central Reserve markets and sells major medical health insurance to individuals, families, associations and small to mid-size employer groups and senior products to Americans age 55 and over.

In 1998, we acquired Provident American Life and Health Insurance Company. Provident American Life discontinued new medical sales activities in 2001 and currently has approximately 200 active major medical policyholders (HealthEdge product) and 300 life policyholders. In June 2005, Provident American Life began marketing and selling a new portfolio of senior products.

In 1999, we acquired Continental General Insurance Company which markets and sells both major medical and senior health and life products.

Also, in 1999, we acquired, through foreclosure, United Benefit Life Insurance Company. Since early 2002, United Benefit Life has no active policyholders.

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

Our strategy is to:

•	grow our historically profitable and predictable Senior segment;

•	focus on the profitability of our Medical segment; and

•	promote electronic distribution for increased efficiency and agent productivity.

Our Medical segment’s pre-tax earnings were $4.1 million in 2005 compared to $5.2 million in 2004 (including a $3.1 million pre-tax charge for litigation settlements). Our Senior segment continued to produce profits for 2005, totaling $17.9 million in pre-tax profits for the year ended 2005 compared to $18.5 million in 2004.

We believe our focus on consistent and selective growth will lead to more predictable earnings, enhanced profitability, and higher financial agency ratings of our insurance subsidiaries. We also believe that our strategies in the Medical and Senior segments have proven effective in balancing our results. Our Senior segment continues to be poised for growth in 2006 and beyond. At the same time, we continue to target market in our Medical segment to maintain stable earnings results.

Our Core Businesses

Senior health, life and annuity products.  We continue to concentrate our efforts on the Senior segment because we believe this market has the potential for greater revenue growth and higher profit margins than our Medical segment. Our strategy is to expand this segment by emphasizing competitive markets, working with select distributors, exploring new marketing relationships, and increasing our agent base. The products in this segment are designed specifically for Americans age 55 and over which was estimated at over 65 million in 2004 and is one of the country’s fastest growing age segments that is projected to increase to 103 million people by 2025. In addition, the senior population controls more than 75% of the nation’s financial wealth. Our senior products supplement other programs, such as Medicare, and also include specialty supplemental coverages and life insurance. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, more than doubled between 1966 and 2004, growing to 42 million from 19 million. To address this demand, we will continue to concentrate on our primary product, Medicare supplement, and increase our market reach through new plan offerings.

Catastrophic and comprehensive major medical insurance.  Historically, major medical insurance has been our core business, accounting for a greater percentage of our revenue than our Senior segment. Our Medical segment includes insurance for individuals (under age 65), families, associations, and small to mid-size businesses. With increasingly stringent federal and state restrictions on small group insurance, we emphasize the sale of individual and association products, which offer greater flexibility in both underwriting and plan design compared to small group products. The associations we market to are groups that are formed for the purpose of providing certain goods, services, and information to individuals who pay dues to be members in the association. Individual and association products, which are individually underwritten for each applicant, offer greater regulatory latitude in adjusting future premium rates, establishing premium rates based on individual risk factors and rejecting applicants with risk factors that exceed our pricing parameters. Beginning in 2006, premium levels are expected to levelize or grow slightly as we continue to concentrate on targeted states, strengthening relationships with selected distributors, emphasizing our most profitable products, adjusting premium rates as necessary to keep pace with medical inflation, and by focusing on increasing profit margins through our medical management and expense management programs.

We market and administer preferred provider organization (PPO) plans and administer our existing traditional indemnity medical plans. We believe that PPO coverage provides greater freedom of choice of doctors and opportunity to seek care from doctors and facilities within networks which deliver healthcare at favorable rates compared to HMOs and traditional indemnity plans. PPO members generally are charged periodic prepaid premiums, co-payments, and deductibles. Traditional indemnity insurance typically allows policyholders substantial freedom of choice in selecting healthcare providers without the financial incentives or cost-control measures typical of managed care plans. We also market health savings accounts (HSA) — qualified products to individuals, families and small businesses. We believe these plans provide insureds with greater flexibility to control their healthcare dollars.

Business Strategy

Principal elements of our business strategy include:

Increasing senior market focus.  Because of favorable demographics and higher profit potential in the Senior segment, we intend to continue to focus our sales efforts on this part of our business. We believe the senior market will continue to produce more predictable earnings, particularly since these products are not as sensitive to medical inflation as major medical products. We will be concentrating more on our agent recruiting and a significant amount of our product development efforts on the senior market. We also intend to transition our major medical insureds into our senior products as they age. For the year ended December 31, 2005 our Senior segment comprised 48% of our total net premium revenues compared to 43% for 2004. One of our continuing objectives is to balance our segments’ revenue equally over the next several years. Our Senior segment products are administered at our Kansas facility, which we believe has superior and efficient technology and administration.

Focusing on profitability in the major medical market.  While historically the Medical segment has been the largest percentage of our revenue, we, like all health insurance companies, face challenges in this marketplace due to higher expenses resulting from escalating healthcare and prescription drug costs. However, we believe that the programs that we have in place have lessened the inflationary impact. These programs include:

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

Our selective marketing approach has enabled us to serve the demand for health insurance products while remaining profitable. In mid-2005, we introduced our new Advantage Series of major medical products designed to offer customers a choice of benefit levels and prices. The Advantage Series is built on a new rate manual that we believe allows for pricing consistency for all our individual/association products and distribution channels.

The major medical market requires careful monitoring. We regularly watch our claims inventories and analyze our loss ratios to ensure profitability. As we move forward, we will continue to focus our efforts on strengthening relationships with our best distributors, monitoring our new business activity, and emphasizing our most profitable products. We believe that this approach will allow us to remain competitive in this market.

In 2006, we expect Medical Segment premium revenues to increase by approximately 5%, the first annual increase in premiums since 2001.

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

Consumers enjoy the advantages of faster policy issue, and personal local service through an agent partner at no additional cost. Our trained call center staff is available for agent support, as well as to answer consumer questions.

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

Major medical.  Our major medical products include catastrophic, comprehensive, and basic coverage options from PPO benefit plans to traditional indemnity health insurance plans. Currently, we market primarily PPO plans. We believe our PPO products provide for healthcare delivery at lower premium costs than traditional indemnity plans. We also offer HSA-qualified plans.

Our traditional indemnity health insurance products provide coverage for services from any qualified medical provider. Like our PPO products, most of our indemnity health insurance products offer access to providers at our negotiated network savings. Although our indemnity insureds are not required to use our network providers, we have established programs that reduce claims costs and out-of-pocket expenses for our insureds who do use network providers.

We also have a program that reduces claims costs for prescription drugs on our medical products that include prescription drug coverage. We developed a system with varying levels of co-payment amounts to encourage insureds to use generic drugs and a money-saving mail-order program for maintenance prescription drugs. In addition, our care coordination program has been added to most of our major medical products to provide service enhancements for our insureds.

Our new products are designed with higher profit margins. These products provide higher deductibles and co-payments and are designed to shift to consumers a greater portion of the risk for discretionary medical and brand name pharmaceutical benefits. This benefit structure reduces premium payments for consumers and is designed to lower the level of future premium rate adjustments. We are also emphasizing HSA-qualified plans, which enable insureds to lower their insurance costs and have more control over their healthcare dollars.

Short-term major medical.  This product provides major medical coverage for a limited amount of time for people who, for example, are between jobs or are recent graduates.

Small group products.  Our Professional Multi-Option (PMO) product is a comprehensive major medical plan offered to our small business customers. We also offer our Partnership Plan, a major medical product in which we share the medical cost risk with the employer, to small to mid-size businesses with 2-100 employees. This alternate funding mechanism allows the employer to limit expense and risk by self-insuring part of the coverage. This product can produce a year-end refund or carryover feature for low claims experience that is attractive to businesses with healthy employees. The savings generated with this plan can be used to provide other employee benefits. We also market an HSA-qualified product to small employer groups. Sales of HSA-qualified plans comprised 73% of new sales to small employer groups in 2005.

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

Medical cost management.  We focus on reducing medical costs for our insureds by actively managing medical inflation and utilization rate costs. National health expenditures have grown from $1,067 per capita in 1980 to $6,280 per capita in 2004 and are projected to increase to $9,148 per capita in 2010, according to statistics compiled by CMS. Several factors have contributed to the dramatic increase in healthcare expenditures, including increased costs and utilization of high-technology diagnostic testing and treatments, the rising cost of malpractice insurance, higher operating costs for hospitals and physicians, changes in federal and state healthcare regulations, increased utilization and cost of pharmaceuticals, and the aging of the population.

We have numerous programs designed to lower medical costs for our insureds. Some of these programs include:

•	shifting to the consumer a greater portion of risk with higher deductible plans and lower premiums;

•	focusing our business with national and regional PPOs with superior pricing and management of costs;

•	use of a “Centers of Excellence” network providing our insureds access to transplant and other necessary high-risk procedures at approximately 114 renowned medical institutions that have the staff, experience and volume of patients to produce higher recovery rates while offering discounted costs;

•	multiple benefit level pharmacy coverage to promote use of lower cost drugs when possible;

•	screening techniques to identify and move high-cost and high-risk insureds as early as possible into case management programs to enhance treatment programs and lower the long-term total medical expenses;

•	a program to detect fraud and abuse by medical providers, policyholders or agents;

•	medical protocol use to avoid claims for unnecessary procedures;

•	claims cost negotiation for long-term care expenses;

•	product design geared to encourage use of PPOs; and

•	enhanced communication to insureds on the features and benefits of these programs, emphasizing how they can reduce their total healthcare costs.

The purpose of these programs is to provide quality care and improve treatment outcomes while reducing total costs for both the company and our insureds. We also offer insureds opportunities to make changes in their benefits to lower their premium payments. Our benefit design department works with our insureds to structure benefit packages to meet their budgets.

Our care coordination program provides our insureds with 24-hour access to medical information, case management early intervention programs and non-network negotiation processes to lower medical expenses, as well as additional services to help them maximize insurance benefits.

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

We base our six distribution channels on organization of the agents and specific markets or products:

1.	Senior Brokerage. These agents target Americans age 55 and over with a comprehensive product line. These agents may represent multiple insurance carriers.

2.	Senior Marketing Organizations. This channel is comprised of independent marketing organizations that market our senior products. These agents may represent multiple insurance carriers.

3.	Senior Career. This channel was developed in mid-2005 to focus exclusively on marketing senior products of our Provident American Life and Continental General subsidiaries. These agents give us a “right of first” refusal on our senior products. At December 31, 2005, we had appointed 23 regional sales managers and approximately 256 agents. Our goal is to have a total of 50 regional sales managers and 1,000 agents by year-end 2006.

4.	Medical Marketing Organizations. This channel is comprised of well-established marketing organizations that primarily market health insurance and supplemental health insurance. Some of this business is sold through electronic platforms. These agents may represent multiple insurance carriers.

5.	Medical Brokerage. Our brokerage agents concentrate on sales to individuals, families, associations, and small business owners. The product portfolio includes catastrophic medical coverage, individual medical plans, small group medical plans, HSA-qualified plans, basic medical coverage, short-term major medical, life insurance and annuities. These agents may represent multiple insurance carriers.

6.	Electronic Distribution. QQLink is our fully transactional online platform for Continental General’s major medical products. QQLink, founded in late 2000, combines a traditional agent distribution system with direct online sales of insurance. Consumers are able to review and receive premium quotes and apply for insurance online. QQLink is 99% owned by Ceres with the remaining 1% owned by three of our agents.

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

Customer Base

We had approximately 239,000 group certificates and individual policies in force as of December 31, 2005, representing approximately 309,000 insureds. Each group certificate represents an insured and any spouse, children and other dependents. The following table reflects the breakdown by product of the group certificates and individual policies for the years ended December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Indemnity	PPO	Indemnity	PPO

Major Medical	5,377	54,703	7,919	58,805
Senior and Supplemental Products	129,661	—	126,404	—

Total Health	135,038	54,703	134,323	58,805
Life and Annuity Products	49,658	—	51,358	—

	184,696	54,703	185,681	58,805

Because of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and state regulatory restrictions, we place greater emphasis on the sale of individual and association major medical products. For 2005, 67% of our major medical certificates were individual and association products and 33% were small group products, which were consistent with levels experienced in 2004.

The geographic distribution of direct and assumed premiums, before reinsurance ceded, on a statutory basis of all of our subsidiaries in 2005 and 2004 is presented in the table below. The presentation on a statutory basis differs from U.S. generally accepted accounting principles (GAAP) in that our fee income and annuity considerations are considered premiums for statutory purposes.

December 31, 2005			December 31, 2004
(dollars in thousands)			(dollars in thousands)
		Percent			Percent
State	Amount	of Total	State	Amount	of Total

Ohio	$79,425	15.0%	Ohio	$76,699	14.1%
Florida	40,734	7.7	Florida	42,750	7.9
Pennsylvania	38,347	7.2	Pennsylvania	40,433	7.4
Texas	34,912	6.6	Texas	32,397	6.0
Indiana	33,220	6.3	Indiana	31,071	5.7
Illinois	24,097	4.5	Georgia	21,598	4.0
Virginia	20,087	3.8	Kansas	21,338	3.9
Kansas	20,082	3.8	Nebraska	20,747	3.8
Nebraska	20,040	3.8	Illinois	20,724	3.8
Michigan	19,956	3.8	Virginia	19,700	3.6
Other	199,553	37.5	Other	216,538	39.8

Total	$530,453	100.0%	Total	$543,995	100.0%

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

Our profitability depends on our ability to adequately increase rates for both new business and at renewal. We have implemented procedures that permit us to apply to regulatory authorities for corrective rate actions on a timely basis with respect to both new business rates and the current market rates. This allows us to analyze whether these rates sufficiently cover benefits, expenses and commissions. For renewal business, we analyze our loss ratios and compare them to our target loss ratios. When this analysis is complete, we implement any necessary corrective action, including rate increases.

Claims

All claims for policy benefits are currently either processed by our claims department or outsourced to third party administrators. We currently outsource to third party vendors:

•	claims processing and other administrative services for the Chambers and Provident American Life’s HealthEdge business (until September 30, 2006);

•	claims processing for the run-off business of Provident American Life and United Benefit Life;

•	prescription drug claims; and

•	claims processing for our dental business.

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

At December 31, 2005, approximately $447.5 million or 91.5% of our invested assets were fixed maturity securities. At December 31, 2005, 95.2% of our fixed maturity securities available-for-sale were of investment grade quality with 83.5% in securities rated A or better (typically National Association of Insurance Commissioners (NAIC) I) and 11.7% in securities rated BBB (typically NAIC II). We do not invest in derivatives, such as futures, forwards, swaps, option contracts or other financial instruments with similar characteristics.

At December 31, 2005, the fair value of our investments in mortgage-backed securities totaled $166.1 million, or 34.0% of total invested assets. We minimize the credit risk of our mortgage-backed securities by holding primarily issues of U.S. Government agencies or high-quality non-agency issuers rated AA or better. Among the agency mortgage-backed securities, which comprises 19.5% of total invested assets, the securities are comprised of pass-through securities and planned amortization class collateralized mortgage obligations. The pass-through securities primarily are invested in current market coupons that should exhibit only moderate prepayments in a declining interest rate environment, while the planned amortization class collateralized mortgage obligations provide strong average life protection over a wide range of interest rates. The non-agency mortgage-backed securities, which represent 14.4% of total invested assets, consist of commercial and jumbo residential mortgage securities. The commercial mortgage-backed securities provide very strong prepayment protection through lockout and yield maintenance provisions, while the residential mortgage-backed securities are concentrated in non-accelerating securities that have several years of principal lockout provisions.

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2005, were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)

Fixed maturities available-for-sale
U.S. Treasury securities	$16,638	$82	$(309)	$16,411
Non-government agencies and authorities	47,569	271	(563)	47,277
State and political subdivisions	3,973	1	(107)	3,867
Corporate bonds	195,116	4,538	(1,845)	197,809
Mortgage- and asset-backed securities	183,340	1,478	(2,645)	182,173

Total fixed maturities available-for-sale	446,636	6,370	(5,469)	447,537
Equity securities available-for-sale	28,204	124	(862)	27,466

Total available-for-sale	$474,840	$6,494	$(6,331)	$475,003

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

The majority of Central Reserve’s and Provident American Life’s reserves and liabilities for claims are for the health insurance business. The majority of Continental General’s reserves and liabilities for claims are for the life and annuity and long-term care business due to the long duration nature of these productions. For our individual and group accident and health business, we establish an active life reserve plus a liability for due and unpaid claims, claims in course of settlement and incurred but not yet reported claims, as well as a reserve for the present value of amounts not yet due on claims. These reserves and liabilities are also impacted by many factors, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and damage awards for pain and suffering. Therefore, the reserves and liabilities established are necessarily based on estimates and prior years’ experience.

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

We may from time to time need to increase or decrease our claims reserves significantly above or below our initial estimates and any adjustments would be reflected in our earnings. An inadequate estimate in reserves could have a material adverse impact on our business, financial condition and results of operations. For more information, please see “Critical Accounting Policies” section under Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

A significant portion of our risks are reinsured with a single reinsurance company, Hannover Life Reassurance Company of America, a health and life reinsurance company. In 2005, Hannover accounted for 94.1% of the total premiums ceded by our subsidiaries. Hannover has entered into reinsurance agreements with several of our subsidiaries, including Central Reserve, Provident American Life, United Benefit Life and Continental General. Our reinsurance agreements with Hannover are not cancelable or terminable by Hannover. In recent years, we have reduced our reliance on reinsurance. Our arrangements are generally for closed blocks of business, which means that Hannover is not reinsuring any new sales or business of any of our subsidiaries under these reinsurance agreements.

In July 2001, we implemented a program to terminate or replace the United Benefit Life and Provident American Life medical policies. Some policyholders in some states were offered a replacement product, HealthEdge, underwritten by Provident American Life. Through June 30, 2002, Hannover reinsured the HealthEdge product on the same basis as the reinsurance under the prior reinsurance agreements. Beginning July 1, 2002, Provident American Life retained 100% of the business and risk on the remaining HealthEdge policies in force. At the end of 2001, substantially all other health policies of United Benefit Life and Provident American Life were terminated.

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

The total premiums ceded by our subsidiaries in 2005 to unaffiliated reinsurers amounted to $68.4 million, of which Hannover represented approximately 94.1%. Our gross reinsurance receivables from unaffiliated reinsurers amounted to $131.2 million as of December 31, 2005, of which approximately 99.2% was attributable to Hannover, and of which approximately $127.2 million represented reserves held by our reinsurers under our various reinsurance treaties in place. Cash settlements are made quarterly with Hannover and timely paid.

Hannover is a subsidiary of Hannover Rueckversicherungs, a German corporation, which had assets of $47.9 billion and total stockholders’ equity of $3.5 billion at December 31, 2004. Moody’s has assigned Hannover Rueckversicherungs a financial strength rating of Baa1 (adequate). Hannover and Hannover Rueckversicherungs each have an A (excellent) rating from A.M. Best Company, Inc. In addition, Hannover Rueckversicherungs has a financial strength rating of AA- (very strong) from Standard & Poor’s. Hannover’s failure to pay our claims in full or on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

For ordinary and group life claims, Continental General’s maximum retention is $125,000 and, at December 31, 2005, Central Reserve’s maximum retention was $50,000 with no retention maintained over age 70. As of 2006, Central Reserve did not cede its group life claims due to a substantial reduction in its exposure. For accident and health claims, maximum retention on individual claims is $500,000. For a complete discussion of our material reinsurance agreements, including recent reinsurance agreements, see Note K. Reinsurance Arrangements to our audited consolidated financial statements.

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

Competition

The insurance business is highly competitive. In our major medical business, we compete with large national, regional and specialty health insurers, including Golden Rule Resources Ltd., Assurant, World Insurance/American Republic, various Blue Cross/Blue Shield companies, and United Healthcare Corporation. In our senior business, we compete with other national, regional and specialty insurers, including Universal American Financial Corp., Banker’s Life and Casualty, United Teachers Associates Insurance Company, Torchmark, Pacificare, United Healthcare, Mutual of Omaha, Conseco, Inc., Blue Cross organizations, and Medicare HMOs. Many of our competitors have substantially greater financial resources, broader product lines, or greater experience than we do. In addition to claims paying ratings, we compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents, and the quality and level of services provided to agents and insureds.

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

Ratings

Our ratings assigned by A.M. Best Company, Inc. and other nationally recognized rating agencies are important in evaluating our competitive position. A.M. Best ratings are based on an analysis of the financial condition of the companies rated. A.M. Best ratings are primarily based upon factors of concern to policyholders and insurance agents. Central Reserve’s current rating is a B+ (very good). Continental General’s current rating is a B+ (very good). Provident American Life’s and United Benefit Life’s ratings are NR-3 (rating procedure inapplicable). This rating is defined by A.M. Best to mean that normal rating procedures do not apply due to unique or unusual business features. Provident American Life and United Benefit Life fall into this category because, due to reinsurance, they both retain only a small portion of their gross premiums.

In October 2005, Fitch affirmed Central Reserve’s and Continental General’s financial strength ratings of BBB (good credit quality).

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

Insurance Regulation.  We are subject to regulation and supervision by state insurance regulatory agencies. This regulation is primarily intended to protect insureds rather than investors. These regulatory bodies have broad administrative powers relating to standards of solvency, which must be met on a continuing basis, granting and revoking of licenses, licensing of agents, approval of policy forms, approval of rate increases, maintenance of adequate reserves, claims payment practices, form and content of financial statements, types of investments permitted, issuance and sale of stock, payment of dividends, and other matters pertaining to insurance. We are required to file detailed annual statements with the state insurance regulatory bodies and are subject to periodic examination. The most recent completed regulatory examination for Central Reserve, Provident American Life and United Benefit Life was performed by the State of Ohio as of December 31, 2004. For Continental General, the most recent examination was performed by the State of Nebraska as of December 31, 2004. State insurance departments also periodically conduct market conduct examinations of our insurance subsidiaries.

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

We calculated the risk-based capital for our insurance subsidiaries as of December 31, 2005, using the applicable RBC formula. Based on these calculations, the risk-based capital levels for each of our subsidiaries exceeded the levels required by regulatory authorities.

Dividends paid by our insurance subsidiaries to Ceres are limited by state insurance regulations. The insurance regulator in the insurer’s state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of up to $12.0 million to Ceres Group, its parent company. A dividend of $10.0 million was subsequently paid on May 4, 2005 and was used for the stock repurchase program. On December 30, 2005, Continental General paid Ceres a dividend of $7.0 million. In 2006, Continental General could pay a dividend to Ceres of up to $6.2 million without prior approval of its state regulator. However, in 2006, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

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

Healthcare Regulation and Reform.  Government regulation and reform of the healthcare industry also affects the manner in which we conduct our business. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insureds’ financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing. The Department of Labor regulations affected the timeframes for making a decision on claims submitted by those insured by an employer sponsored plan. In addition, recent legislation is being proposed regarding associations and the way we market our products (the Enzi bill).

HIPAA requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups and limits exclusions on pre-existing conditions. HIPAA has also mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. We have developed, and continue to enhance, electronic data interface (EDI) systems and relationships, relating to our claim adjudication operations. These electronic processes increase the efficiencies in the service provided to our customers.

HIPAA’s Security standards became effective April 20, 2005 and further mandated that specific requirements be met relating to maintaining the confidentiality and integrity of electronic health information and protecting it from anticipated hazards or uses and disclosures that are not permitted.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or DIMA, made many significant changes to the Medicare fee-for-service and Medicare+Choice programs, as well as other changes to the commercial health insurance marketplace. Most significantly, DIMA created a prescription drug benefit for Medicare beneficiaries, established a new Medicare Advantage program to replace the Medicare+Choice program, and enacted health savings accounts (HSAs) for non-Medicare eligible individuals and groups. We will continue to assess the impact, if any, of DIMA and any other new or proposed Medicare legislation.

In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. We expect that this trend of increased legislation will continue. These laws or regulations may limit our operations and hinder our ability to effectively manage utilization and costs. We are unable to predict what state reforms will be enacted or how they would affect our business.

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

Legislative Developments.  Numerous proposals to reform the current health care system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in health care policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the Federal government assuming a more direct role in regulating insurance companies.

We are unable to evaluate new legislation that may be proposed and when or whether any such legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations; while others, if adopted, could potentially benefit our business.

Employees

We had approximately 607 employees at December 31, 2005. We consider our employee relations to be good. All our agents are independent contractors and not employees.

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

Ceres Group, Inc.
Attention: Investor Relations
17800 Royalton Road
Cleveland, Ohio 44136
(440) 572-2400

ITEM 1A.	RISK FACTORS

The following factors could impact our business, financial condition and results of operations:

Failure to accurately predict health care costs when pricing our products and establishing our liabilities for future policy benefits and claim liabilities could have a significant impact on our business and results of operations.

If actual claims experience is less favorable than our underlying assumptions used in setting the prices for our products and establishing our liabilities, the required change in our claims reserves could have a material adverse effect on our business, financial condition and results of operations. Reserves represent our estimates, require a degree of judgment, and are sensitive to changes in medical claims payment patterns and changes in medical cost trends. To mitigate this risk, we employ actuaries and consultants who have developed, refined and used the same set of reserve models over the past several years.

In addition, the premium charged for our products may be insufficient to cover the costs associated with the distribution of such products, including benefits, claims and losses, settlement expenses, acquisition expenses, and other corporate expenses. We utilize a variety of actuarial and qualitative methods to set our pricing levels. Any negative fluctuation in our estimates of the effect of continued medical inflation and high benefit utilization could have a material adverse impact on our results of operations.

In connection with the sale of our insurance policies, we defer and amortize a portion of the policy acquisition costs over the related premium paying periods of the life of the policy. Deferred acquisition costs are affected by unanticipated termination of policies because, upon termination, we expense fully the unamortized deferred acquisition costs associated with the terminated policies. Therefore, the unanticipated termination of a significant number of policies or the determination that deferred acquisition costs are unrecoverable could have a material adverse effect on our financial condition and results of operations.

Increased policy termination by our policyholders, or lapsation, will also result in reduced premium collection and a greater percentage of higher-risk insureds. Increased claims in future periods and unfavorable loss ratios are usually associated with blocks of business that have greater percentages of higher-risk insureds and, therefore, lapsation could adversely impact our future earnings.

We may lose business to competitors offering products similar to ours at lower prices.

We operate in highly competitive markets (senior and major medical) where we compete with large national, regional and specialty health and life insurers, many of whom have substantially greater financial resources, broader product lines and greater experience than we do. We compete, and will continue to compete with these companies, for customers and agents. We compete not only for individual and group customers, but also for agents and marketing relationships. Increased competition may exert strong pressures upon our profitability and impair our ability to successfully grow.

Our profitability depends in large part on our ability to accurately predict and effectively manage rising health care costs, and accurately predict loss ratios, persistency, and the performance of and improvements in our business, as well as implement necessary increases in premium rates.

Health care costs, increased use of medical services, the aging population, advances in medical technology, increased use of pharmaceutical products and services, and government imposed limitations on Medicare reimbursements are some of the factors which could adversely affect our ability to accurately predict and manage rising health care costs and accurately predict the performance of our business, which could result in a material adverse effect on our business, financial condition and results of operations.

In addition, we face pressure to contain premium prices. Our insureds may select our more restricted benefit packages to lower their premium costs. Alternatively, our customers may move to a competitor to obtain more favorable premiums. Our ability to raise premiums is subject to regulatory constraints. Limitations on our ability to increase or maintain our premium rates could adversely affect our business, financial condition and results of operations.

Changes in government regulation may affect our profitability, increase our costs of compliance or cause us to discontinue marketing certain products or marketing in certain states.

We conduct business in a highly regulated industry. Changes in government regulation may affect our profitability by increasing our costs of compliance or by causing us to discontinue marketing certain products or marketing our products in certain states. We are subject to extensive federal and state regulation and compliance with these regulations could increase our insurance companies’ operating costs. Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. In some circumstances, failure to comply with certain insurance regulations could subject an insurance company to regulatory actions by such insurance company’s state of domicile, including revocation of our license. Our failure to comply with new or existing regulations could subject us to significant fines and penalties. As government regulation changes, the costs of compliance may cause us to change our operations significantly, which may adversely affect our business and results of operations. Also, changes in the level of regulation of the insurance industry (whether federal or state) or changes in laws or regulations (or interpretations of these laws) could have a material adverse effect on our business.

We are subject to a variety of legal actions relating to our business operations, including claims related to the denial of benefits, which may result in financial losses or harm our reputation.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant resources. We are regularly involved in litigation. This litigation typically involves our activities as an insurer and often includes claims for punitive damages. In recent years, many insurance companies, including us, have been named as defendants in class action lawsuits relating to market conduct or sales activities. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from our current litigation would not materially affect our results of operations. However, we cannot predict with certainty, given the inherent unpredictability of litigation, the outcome of any actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our financial condition and results of operations.

Changes in the relationship with the associations that make available our health insurance products to their members and/or changes in laws and regulations governing “association group” insurance could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our major medical insurance products is issued to members of various independent membership associations that act as the master policyholder for these products. The associations provide their members access to a number of benefits and products, including health insurance underwritten by us. Subject to applicable state law, individuals generally may not obtain insurance under an association’s master policy unless they are also members of the association. The agreements with these associations are terminable by us or the association upon not less than 90 days’ advance notice to the other party.

Our agents act as representatives for these associations by enrolling new association members. For such services, some agents may receive compensation from the association. In addition to the health insurance premium derived from the sale of health insurance, we receive fee income from the associations, including fees associated with enrollment services, fees for association marketing and administrative services.

While we believe that we are providing association group coverage in full compliance with applicable law, changes in our relationship with the associations and/or changes in laws and regulations governing “association group” insurance, particularly changes that would subject the issuance of policies to prior premium rate approval and/or require the issuance of policies on a “guaranteed issue” basis, could have a material adverse effect on our business, financial condition and results of operations.

Our profitability may be adversely affected if we are unable to maintain our current preferred provider organization (PPO) arrangements and to enter into other appropriate arrangements.

Our profitability is dependent upon our ability to reach favorable arrangements with PPO networks that contract with hospitals, physicians and other health benefits providers. The failure to maintain network arrangements or to secure new cost-effective PPO network contracts may result in a loss of policyholders or higher medical costs that could adversely affect our business.

Our success depends on our ability to develop, market, distribute and administer profitable and competitive products and services in a timely, cost-effective manner.

Our success depends, in part, on our ability to develop, market, distribute and administer profitable and competitive products and services that meet consumers’ changing health insurance needs and changes in government requirements. In recent years, the health insurance industry has experienced substantial changes, primarily caused by healthcare legislation. Our future success will depend, in part, on our ability to effectively enhance our current products, claims processing capabilities, and develop new products on a timely and cost-effective basis.

A failure of our information systems to provide timely and accurate information could adversely affect our business and results of operations.

Information processing is critical to our business, and a failure of our information systems to provide timely and accurate information could adversely affect our business and results of operations. The failure to maintain effective and efficient information systems or disruptions to our information systems could cause disruptions in our business operations, including the failure to comply with prompt pay laws, loss of existing insureds, difficulty in attracting new customers, disputes with insureds, providers and agents, regulatory issues, increases in administrative expense and other adverse consequences.

Failure by our reinsurers to timely and fully meet their obligations under our reinsurance agreements could have an adverse effect on our profitability and financial conditions.

We reinsure a portion of the health and life insurance policies we write. However, reinsurance does not discharge us from our primary liability to our insureds. Failure by reinsurers to pay in full and in a timely manner the claims made against them in accordance with the terms of our reinsurance agreements could expose our insurance subsidiaries to liabilities in excess of their reserves and surplus and could subject them to insolvency proceedings. In 2005, Hannover accounted for approximately 94% of total premiums ceded by our insurance subsidiaries. The inability of Hannover and other reinsurers to satisfy their obligations could have a material adverse effect on our business, financial condition and results of operations.

Our insurance subsidiaries are subject to risk-based or statutory capital requirements. Our failure to meet these standards could subject us to regulatory actions.

Our insurance subsidiaries are subject to risk-based capital (RBC) standards imposed by their states of domicile. These laws, based on the RBC Model Act adopted by the NAIC, require our regulated insurance subsidiaries to report their results of risk-based capital calculations to the departments of insurance and the NAIC. Failure to meet the minimum RBC requirements or statutory capital requirements could subject our insurance subsidiaries to further examination or corrective action, including state supervision or liquidation, which could have a material adverse effect on our business, financial condition and results of operations.

A decline in our financial agency ratings could adversely affect our operations.

Our principal insurance subsidiaries are currently rated by A.M. Best Company and Fitch. Decreases in operating performance and other financial measures may result in a downgrade in the ratings of our insurance subsidiaries. A downgrade in these current ratings could have a material adverse effect on our business, financial condition and results of operations.

Our investment portfolio involves risks, including risks inherent with ownership of bonds and risks associated with rising interest rates.

Our investment portfolio primarily consists of fixed maturity securities. There exists a risk that all amounts due (both principal and interest) on our fixed maturity investments will not be collected according to the security’s contractual terms. We attempt to minimize this risk by adhering to a conservative investment strategy. With the exception of short-term investments and securities on deposit with various state regulators, investment responsibilities have been delegated to external investment managers within the investment parameters established by us.

Our external investment managers prepare a monthly investment surveillance list to analyze our fixed maturity portfolio for potential other-than-temporary impairment. All of our fixed maturity investments are reported at fair market value at December 31, 2005. The amortized cost and estimated fair value of fixed maturities on our investment surveillance list at December 31, 2005 were $2.5 million and $2.4 million, respectively

In addition, interest rates could change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $12.6 million after-tax at December 31, 2005. This amount represents approximately 6.2% of our stockholders’ equity at such date.

Applicable laws restrict the acquisition of more than 10% of our outstanding voting securities.

Ceres is a regulated holding company by the jurisdictions in which our insurance company subsidiaries are domiciled. These laws require prior approval by the state insurance regulators of changes in control of an insurer. Generally these laws require notice to the insurer and prior written approval by the state insurance regulator of the jurisdiction in which the insurance company is domiciled. Under these laws, anyone acquiring more than 10% of our outstanding voting securities would be presumed to have acquired control of Ceres, unless such presumption is rebutted.

Our Company faces additional risks, such as:

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	our dependence on senior management and key personnel;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement, as amended, which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.

The risks listed above should not be construed as exhaustive.

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

In particular, forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or similar words. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including those risks outlined above in “Risk Factors.” We undertake no obligation to publicly release the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

  Owned Properties (office space)

Location	Segment	Square Footage

Omaha, Nebraska	Major medical	61,400 square feet
Mission, Kansas	Senior	45,000 square feet

  Leased Properties (office space)

Location	Segment	Square Footage

Strongsville, Ohio	Corporate headquarters and Major medical	121,625 square feet
Dallas, Texas	Sales office (1)	4,365 square feet

(1)	The lease on the Dallas sales office expired on January 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration, our relationship with the associations that market our products, and alleged violations of state and federal statutes.

We are involved in various legal and regulatory actions occurring in the normal course of business that could result in significant liabilities and costs. Based on current information, including consultation with outside counsel, we believe that any ultimate liability that may arise from any of these actions would not materially affect our audited consolidated financial position or results of operations. However, we cannot predict with certainty the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.  Our common stock trades on the NASDAQ National Market under the symbol CERG. The following table shows the high and low closing prices of our common stock for the quarters listed. These prices were taken from the NASDAQ Monthly Statistical Reports. On March 1, 2006, our common stock closed at $5.46 per share.

	High	Low

2005
First Quarter	$5.50	$4.69
Second Quarter	6.25	5.27
Third Quarter	6.50	5.47
Fourth Quarter	5.81	4.75
2004
First Quarter	$7.32	$5.64
Second Quarter	7.37	5.80
Third Quarter	6.10	5.24
Fourth Quarter	5.89	4.50

(b) Holders.  As of March 1, 2006, we had an estimated 2,418 record holders.

(c) Dividends.  We have not paid any cash dividends on our common stock since the end of 1996, and we do not anticipate paying any dividends in the foreseeable future. Our credit agreement, as amended, contains financial and other covenants that, among other matters, limit the payment of cash dividends on our common stock. For more information on our credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Dividends paid by our insurance subsidiaries to us are limited by state insurance regulations. The insurance regulator in the insurer’s state of domicile may disapprove any dividend which, together with other dividends paid by an insurance company in the prior 12 months, exceeds the regulatory maximum as computed for the insurance company based on its statutory surplus and net income. On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of up to $12.0 million to Ceres, its parent company. A dividend of $10.0 million was subsequently paid on May 4, 2005 and was used for the stock repurchase program. On December 30, 2005, Continental General paid Ceres a dividend of $7.0 million. In 2006, Continental General could pay a dividend to Ceres of up to $6.2 million without prior approval of its state regulator. However, in 2006, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

(d) Issuer Purchases of Equity Securities.  The following is a summary of stock repurchases, pursuant to our previously-announced stock repurchase program, for the fourth quarter of 2005. See Note N. Treasury Stock, to our audited consolidated financial statements for further information.

Issuer Purchases of Equity Securities
(c) Total
Number of
Shares
			Purchased	(d) Approximate
			as Part of	Dollar Value of
	(a) Total		Publicly	Shares that may
	Number of	(b) Average	Announced	yet be Purchased
	Shares	Price Paid	Plan or	Under the Plan
Period	Repurchased	Per Share	Program	or Program (1)

October 1 – October 31	45,938	$5.97	45,938	$—
November 1 – November 30	—	$—	—	$—
December 1 – December 31	—	$—	—	$—

Total	45,938	$5.97	45,938

(1)	On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions. During the fourth quarter of 2005, we completed the authorized $10 million stock repurchase program and repurchased 45,938 shares in open market transactions at an average price per share of $5.97.

ITEM 6.	SELECTED FINANCIAL DATA

The selected audited consolidated financial data presented below as of and for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. However, financial data for 2001 was reclassified to reflect the sale of Pyramid Life Insurance Company on March 31, 2003. For further information, see Note D. Discontinued Operations to our audited consolidated financial statements. The financial information for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 includes the operations of all our subsidiaries for the entire year except for Pyramid Life. Pyramid Life, which is presented separately as discontinued operations, was acquired on July 26, 2000 and sold on March 31, 2003. The data for 2005, 2004 and 2003 should be read in conjunction with the more detailed information contained in the audited consolidated financial statements and accompanying notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included elsewhere in this filing.

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)

Premiums (net of reinsurance)	$427,852	$430,222	$478,326	$540,136	$555,522
Net investment income	26,908	25,415	25,090	24,258	25,287
Net realized gains	702	1,224	1,891	2,262	2,265
Fee and other income	17,076	19,463	28,875	33,548	41,113

Total revenues	$472,538	$476,324	$534,182	$600,204	$624,187

Income (loss) from continuing operations	$15,047	$19,117	$19,365	$2,117	$(5,529)

Discontinued operations(1)
Income from operations of Pyramid Life (less tax expense of $3,223, $3,877 and $4,513, respectively)	—	—	5,732	7,109	7,861
Loss on sale of Pyramid Life (less tax benefit of $79 and $683, respectively)	—	—	(2,149)	(11,627)	—

Income (loss) from discontinued operations	—	—	3,583	(4,518)	7,861

Net income (loss)	15,047	19,117	22,948	(2,401)	2,332
Gain on repurchase of the convertible voting preferred stock, net of dividends	—	—	—	—	2,827

Net income (loss) attributable to common stockholders	$15,047	$19,117	$22,948	$(2,401)	$5,159

Basic net income (loss) per share:
Continuing operations	$0.44	$0.55	$0.56	$0.06	$(0.15)
Discontinued operations(1)	—	—	0.11	(0.13)	0.44

Net income (loss)	$0.44	$0.55	$0.67	$(0.07)	$0.29

Diluted net income (loss) per share(2):
Continuing operations	$0.44	$0.55	$0.56	$0.06	$(0.15)
Discontinued operations(1)	—	—	0.11	(0.13)	0.44

Net income (loss)	$0.44	$0.55	$0.67	$(0.07)	$0.29

	December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)

Investments	$488,906	$494,951	$484,280	$397,103	$385,915
Reinsurance receivable	131,227	130,345	143,397	170,075	217,360
Assets of Pyramid Life(1)	—	—	—	157,774	151,168
Total assets	771,003	765,993	773,914	887,481	947,666

Total policy liabilities and benefits accrued	508,023	489,829	504,493	512,003	566,608
Debt	7,313	10,750	13,000	25,003	31,000
Liabilities of Pyramid Life(1)	—	—	—	102,457	93,757
Retained earnings	78,542	63,495	44,378	21,430	23,831
Stockholders’ equity(3)	203,373	204,818	185,139	167,524	156,575

Equity per share:
After accumulated other comprehensive income(4)	6.12	5.93	5.38	4.89	4.62
Before accumulated other comprehensive income(4)	6.12	5.72	5.17	4.51	4.61

(1)	Effective March 31, 2003, Continental General sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash. See Note D. Discontinued Operations to our audited consolidated financial statements for further information.

(2)	The exercise of options and warrants is not assumed when a loss from operations is reported and the result would be antidilutive.

(3)	In 2001, we received net proceeds of $46.5 million from a public offering of 16.1 million shares of our common stock, at $3.20 per share.

(4)	“Accumulated other comprehensive income” relates primarily to the net unrealized gain (loss) on available-for-sale securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life & Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells both major medical health insurance to individuals, families, associations, and small employer groups and senior products to Americans age 55 and over. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations and Americans age 55 and over. Provident American Life discontinued new medical sales activities and currently has approximately 200 active major medical certificate holders and 300 life policyholders. In June 2005, Provident American Life began marketing and selling a new portfolio of senior products. United Benefit Life has no active policyholders.

Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash, before transaction costs of $2.2 million. For more information on the Pyramid Life sale, see Note D. Discontinued Operations to our audited consolidated financial statements.

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

Major Medical, Medicare Supplement & Other Health.  The liability for other policy claims and benefits payable (except for long-term care disabled life reserves which represented approximately 40% of the total liabilities for other policy claims and benefits payable at December 31, 2005) consists of actual claims reported but not paid and estimates of claims incurred but not reported (IBNR). Liability estimates are developed using actuarial principles and assumptions that consider, among other things, historical claims payment patterns, claims inventory levels, network reimbursement changes, historical utilization trends, current levels of authorized inpatient days, other medical cost inflation factors, in-force levels, benefit design changes, seasonality, demographic mix change and expected costs to settle unpaid claims.

We employ actuaries and consultants that have developed, refined and used the same set of reserve models over the past several years. These reserve models make use of both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Within these models, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the claim payment dates. This information is analyzed to create “completion factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims.

For the more recent incurred months, the percentage of claims paid to claims incurred in those months is generally low. As a result, the completion factor methodology is less reliable for such months. For that reason, incurred claims for recent months are not projected solely from historical completion and payment patterns. Instead, they are projected by estimating the claim expense for those months based upon recent claim expense levels and claim trend levels, or “trend factors.” As these months mature over time, the two estimates (completion factor and trend) are blended with completion factors being used exclusively for older months.

A substantial portion of liability estimates relates to the most recent four incurred months. Changes in the completion and trend factors can have a significant effect on the liability estimates. A hypothetical 2% increase in claim trend coupled with a 1% decrease in completion factors for the prior twelve months could cause an 8% increase in our liability for other policy claims and benefits payable.

Long-Term Care Disabled Life Reserves.  With respect to long-term care disabled life reserves, the tabular method is used for all open claims where the eligibility for benefits has been established. The ability to accurately perform a disabled life reserve calculation is dependent upon the appropriateness of the continuance tables used. The long-term care continuance tables are based on a third party actuarial firm’s long-term care guidelines. The continuance factors are adjusted based on emerging actual-to-expected claim cost data by benefit type and cause of impairment. A hypothetical 1% annual increase in the assumed termination rate in the continuance tables would result in an approximately 2% increase in the case reserve, or $700,000 at December 31, 2005.

The claim liability model develops estimates of 1) claims in the course of settlement, 2) case reserves, and 3) IBNR. The calculation methodologies for the three specific reserves are as follows:

•	Claims in the Course of Settlement

For each open claim, a claim in the course of settlement amount is calculated, representing the amount of payments expected to be owed on existing claims for services received prior to the valuation date but for which benefits have not yet been paid. This amount is calculated by multiplying the number of days between the valuation date and the last service date for which benefits have been paid by the daily benefit of the policy, where the daily benefit is adjusted by the expected salvage factor. This salvage factor represents the average portion of the full daily benefit expected to be paid.

•	Case Reserves

For each open claim, a case reserve is calculated, representing the present value of future benefits expected to be incurred for services subsequent to the valuation date. Each open claim is valued based on the duration and payments since the claim has been opened, the age and sex of the claimant, and the specific benefits of the policy (daily benefit, benefit period, presence of inflation protection, etc.). Continuance tables varying by age, sex and claim type are used to calculate the expected future length of claim given the individual policy’s benefit history and maximum benefit amount. This expected future length of claim along with the salvage-adjusted daily benefit determines the total expected future payments. These payments are discounted at the GAAP valuation rate (6.125% at December 31, 2005 and 2004) to determine the case reserve.

•	IBNR

An IBNR reserve is calculated to represent the liability for claims incurred but not yet reported as of the valuation date. This would include a case reserve portion for ongoing claims as well as nonrecurring claims for both known and unknown cases. Historical information is used to establish the amount of IBNR that develops after various points in time. This information is used to calculate an average IBNR per policy in-force. Adjustments are made to account for changes in durational mix and trend. These factors are then applied to the current in-force.

Adequacy of Liability for Other Policy Claims and Benefits Payable.  Claims liabilities are recorded at amounts we estimate to be appropriate. Adjustments of prior year estimates may result from higher-than-expected medical costs or, as we have experienced during the last two years, a reduction in projected medical costs in the period an adjustment was made. Our reserve models in the aggregate have developed favorably in recent years, suggesting that the accrued liabilities calculated from the models were more than adequate to cover our ultimate liability for unpaid claims.

The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables:

	December 31,
	2005	2004	2003
	(dollars in thousands)

Gross balance at beginning of year	$102,703	$129,237	$147,938
Less: Reserves ceded	22,076	25,878	28,622

Adjusted net beginning balance	80,627	103,359	119,316

Paid claims and claims adjustments expenses, net of reinsurance, for
Current year	255,780	254,385	269,874
Prior years	60,272	71,023	91,655

Total paid	316,052	325,408	361,529

Incurred claims and claims adjustment expenses, net of reinsurance, for
Current year	315,965	322,272	358,567
Prior years	(439)	(19,596)	(12,995)

Total incurred	315,526	302,676	345,572

Net reserve balance at end of year	80,101	80,627	103,359
Plus: Reserves ceded at end of year	25,643	22,076	25,878

Gross balance at end of year	$105,744	$102,703	$129,237

The above table indicates a net redundancy in reserves (“Incurred claims and claims adjustment expenses, net of reinsurance for prior years” divided by “Adjusted net beginning balance”) of 0.5% in 2004, 19.0% in 2003, and 10.9% in 2002.

The following is a breakdown of the estimated redundancy (deficiency) by segment:

	December 31,
	2005	2004	2003
	(dollars in thousands)

Medical	$3,066	$14,199	$10,114
Senior and Other	(2,627)	5,397	2,881

Total	$439	$19,596	$12,995

Claim reserve estimates are continually monitored and reviewed, and, as estimates are adjusted, differences are reflected in current operations. We develop best estimate reserves for all lines of business and do not develop ranges of possible outcomes. Based on historical deviations from our best estimate, we have generally been within 5% to 15% of the recorded reserve estimates.

As discussed above, liability estimates are developed using actuarial principles and assumptions that consider a variety of issues. Changes in the completion and trend factors can have a significant effect on these liability estimates. For example, in the Medical Segment, a $10.1 million redundancy in the 2002 reserves emerged in 2003 due to the moderation of the higher than expected claim trend (including severity and frequency) experienced in 2002 related to December 31, 2001 reserves. This ultimate claim trend with the benefit of hindsight and payment of the underlying claims was significantly lower than the historical claim trends that were used to establish the reserves. The $14.2 million redundancy in the 2003 reserves (which emerged in 2004) reflects the successful cancellation of unprofitable business in 2002 and the subsequent improvement in actual claims experience, as well as the improving claim trend. The $3.1 million redundancy in the 2004 reserves (which emerged in 2005) reflects the lower level of severity on fourth quarter 2004 incurreds.

In the Senior segment, we adjusted the continuance tables in 2002 to reflect the higher level of cognitive claims in our long-term care block. The redundancy, which emerged in 2003 and 2004, reflected the improvement in actual claim experience and the reduction in expected length of stay. The $2.6 million deficiency, which emerged in 2005, reflects an extension in the length of stay on our long-term care block coupled with an increase of policies on claim with inflation rider benefit protection.

Future Policy Benefits, Losses and Claims.  Liabilities for future policy reserves for accident and health and traditional life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using our experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.125%. Original assumptions will continue to be used in subsequent accounting periods to determine changes in the liability for future policy benefits (often referred to as the “lock-in” concept) unless a premium deficiency exists. We review actual experience with respect to investment yields, mortality, morbidity, and lapses to help insure that existing liabilities, together with the present value of future premiums, will be sufficient to cover the present value of future benefits and maintenance costs and to recover unamortized acquisition costs.

Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 5.5%. At December 31, 2005, credited rates for universal life contracts ranged from 4.0% to 5.5%. Guaranteed base minimum rates for deferred annuities ranged from 3.0% to 5.5% depending on the duration of the contract. At December 31, 2005, credited rates for deferred annuities ranged from 3.0% to 6.0%.

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

We evaluate the recoverability of our deferred acquisition costs on an annual basis. The recoverability of our deferred acquisition costs is sensitive to judgments and assumptions made in projecting future cash flows on our various blocks of business. The most significant assumptions are claim cost trends, magnitude of rate increases, lapsation and persistency, and mortality.

Management believes the amount of deferred acquisition costs as of December 31, 2005 is recoverable.

Other Accounting Policies and Insurance Business Factors

Our results of operations are affected by the following accounting and insurance business factors:

Goodwill and Other Intangible Assets.  Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2005, goodwill was $10.7 million and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2005, our other intangible assets consisted of $3.4 million in licenses, or 0.4% of our total assets.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets issued by the Financial Accounting Standards Board (FASB), which provides that goodwill and intangibles with indefinite useful lives should not be amortized but instead be tested for impairment annually at the reporting unit level. In accordance with SFAS No. 142, we completed a transitional goodwill impairment test, which indicated that an impairment loss against our goodwill and other intangible assets was not required. Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill or licenses was required in 2005 or 2004. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.

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

Premium revenue recognition.  Life insurance premiums are recognized as revenue when they become due. Health premiums are recognized as revenue over the terms of the policies. Revenue from interest sensitive contracts, principally universal life and annuity products, consist of mortality charges for the cost of insurance, contract administration charges, and surrender charges assessed against policyholder account balances during the period. Amounts received from interest sensitive contacts are not reflected in premium revenue; rather, such amounts are accounted for as deposits with the related liabilities included in future policy benefits, losses and claims.

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

Policies renew or lapse for a variety of reasons, due both to internal and external causes. We believe that our efforts to address any concerns or questions of our insureds in an expedient fashion help to ensure ongoing policy renewal. We work closely with our licensed agents, who play an integral role in obtaining policy renewals and communicating with our insureds. In 2005, we continued to experience high lapse rates on our renewal major medical business.

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

2006. Other policies are up for renewal in mid-2006. We may not be successful in obtaining coverage on terms favorable to us or at all.

Results of Operations

We have three reportable segments:

•	Medical — includes catastrophic and comprehensive major medical plans;

•	Senior and Other — includes Medicare supplement, long-term care, dental, life insurance and annuities; and

•	Corporate and Other — includes primarily interest income, interest expense, and corporate expenses of the holding company.

The financial information for the years ended December 31, 2005, 2004 and 2003, includes the operations of all our subsidiaries for the entire period with the exception of Pyramid Life.

Discontinued Operations.  On March 31, 2003, we sold our indirect subsidiary, Pyramid Life Insurance Company, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash before transaction costs of $2.2 million. Consistent with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Pyramid Life was classified as held for sale as of December 31, 2002, and was measured at its fair value less costs to sell. A total loss from the sale of $13.8 million was recorded in 2002 and 2003 ($11.6 million in 2002 and $2.2 million in 2003.) The financial information for the year ended December 31, 2003 excludes the operations of Pyramid Life and the $2.2 million loss from the sale, net of taxes except where specifically noted. The results of operations and cash flows of Pyramid Life have been reported separately as discontinued operations of a subsidiary in our audited consolidated financial statements for 2003. See Note D. Discontinued Operations to our audited consolidated financial statements for further information.

Overview and Outlook for 2006.  Net income for 2005 was $15.0 million or $0.44 per diluted share, compared to net income for 2004 of $19.1 million or $0.55 per diluted share.

Pre-tax income for our Medical segment was $4.1 million for 2005, compared to $5.2 million for 2004, including a $3.1 million pre-tax charge for the California litigation settlements. Premiums in the Medical segment decreased approximately 10.5% in 2005 due to the decline in major medical certificates in force as well as high lapse rates. Premiums increased 1.6% from the third quarter to the fourth quarter of 2005. In 2006, we expect premiums to increase by approximately 5.0%, the first annual increase in premiums since 2001. The loss ratio in the Medical segment was 73.4% in 2005, compared to 71.3% for 2004. The loss ratio was impacted by an increased severity of large claims and unfavorable experience on our partially self-funded small group (Partnership) plan. In 2006, we expect the loss ratio to remain consistent with 2005.

Pre-tax income from our Senior and Other segment was $17.9 million for 2005 compared to $18.5 million in 2004. Premiums in the Senior and Other segment increased 12.9% in 2005 due primarily to Medicare supplement new business production as well as rate increases that were filed in 2004 and implemented in 2005. In addition, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We expect premiums in this segment to increase approximately 15% in 2006 due to the 2006 rate increases on our Medicare supplement blocks and new sales. The loss ratio in the Senior and Other segment was 78.7% in 2005, compared to 75.6% for 2004. The Medicare supplement loss ratio was 73.8% in 2005 compared to 71.9% in 2004. The 2005 segment results were impacted by a higher than expected loss ratio for our Medicare supplement business and unfavorable long-term care experience. In 2006, we expect the Senior and Other loss ratio to decrease to approximately 76.0% and the Medicare supplement loss ratio to decrease to approximately 72.0% due to the approval and implementation of an average 15% rate increase on this block of business (assuming a claim trend of 10%).

2005 Compared to 2004

			Increase
			(Decrease) from
			Previous Year
	2005	2004	Dollars	%
	(dollars in thousands,
	except per share amounts)

Premiums, net
Medical	$221,030	$247,002	$(25,972)	(10.5)%
Senior and other	206,822	183,220	23,602	12.9

Total premiums, net	427,852	430,222	(2,370)	(0.6)
Net investment income	26,908	25,415	1,493	5.9
Net realized gains	702	1,224	(522)	(42.6)
Fee and other income	17,076	19,463	(2,387)	(12.3)

	472,538	476,324	(3,786)	(0.8)

Benefits, claims, losses and settlement expenses
Medical	162,248	176,143	(13,895)	(7.9)
Senior and other	162,735	138,490	24,245	17.5

Total benefits, claims, losses and settlement expenses	324,983	314,633	10,350	3.3
Selling, general and administrative expenses	131,624	134,563	(2,939)	(2.2)
Net (deferral) amortization and change in acquisition costs and value of business acquired	(5,174)	4,571	(9,745)	(213.2)
Interest expense and financing costs	706	684	22	3.2

	452,139	454,451	(2,312)	(0.5)

Income before federal income taxes	20,399	21,873	(1,474)	(6.7)
Federal income tax expense	5,352	2,756	2,596	94.2

Net income	$15,047	$19,117	$(4,070)	(21.3)

Net income per share
Basic	$0.44	$0.55	$(0.11)	(20.0)
Diluted	0.44	0.55	(0.11)	(20.0)

Medical loss ratio	73.4%	71.3%	—	—
Senior loss ratio	78.7%	75.6%	—	—
Overall loss ratio	76.0%	73.1%	—	—
Selling, general and administrative expense ratio	30.8%	31.3%	—	—

Net Premiums (net of reinsurance ceded)

For the year ended December 31, 2005, total net premiums decreased 0.6% to $427.9 million, compared to $430.2 million for 2004.

Medical

Medical premiums for 2005 were $221.0 million, compared to $247.0 million for 2004, a decrease of 10.5%. The decrease in medical premiums was primarily the result of a 10.0% decrease in major medical certificates in force from 66,724 at December 31, 2004 to 60,080 at December 31, 2005 due to continued high lapsation rates on both first year and renewal business.

Medical premiums increased 1.6% from the third quarter to the fourth quarter of 2005 primarily due to new business production. In mid-2005, we introduced our new Advantage Series of major medical products designed to offer customers a choice of benefit levels and prices. We now expect medical premiums to increase by approximately 5% on an annualized basis in 2006, the first annual increase in premiums since 2001.

Senior and Other

Senior and other premiums increased $23.6 million, or 12.9%, to $206.8 million for the year ended December 31, 2005, compared to $183.2 million for 2004. The increase in senior and other premiums was primarily the result of a $23.4 million increase in Medicare supplement premium due to new business production as well as rate increases that were filed in 2004 and implemented in the first quarter of 2005. We expect premiums in this segment to increase approximately 15% in 2006.

In June 2005, we introduced new Medicare supplement products through our Provident American Life subsidiary and began selling new senior life insurance plans. We also developed a career distribution channel to focus on marketing senior products of our Provident American Life and Continental General subsidiaries. These agents give us a right of first refusal on all senior products. At December 31, 2005, we had appointed 23 regional sales managers and approximately 256 agents to focus specifically on marketing our senior product portfolio.

In addition, we have begun marketing Medicare Part D prescription drug plans through our relationship with Coventry Health Care, Inc. and its affiliates. At January 31, 2006, we had approximately 10,000 insureds enrolled in these plans. We will participate in 25% of the risk on all Part D policies sold by our agents. Part D policies are effective January 1, 2006 and after.

Other Revenues

Net investment income was $26.9 million for 2005, compared to $25.4 million for 2004, an increase of 5.9%. The increase was attributable to an increase in the overall book yield of our investment portfolio caused by the increased interest rate environment and the shift out of our convertible bond trading portfolios in 2005. The book yield of our available-for-sale investment portfolio at December 31, 2005 was 5.50% compared to a book yield of 5.34% at December 31, 2004.

Net realized gains decreased to $0.7 million for 2005, compared to $1.2 million for 2004. The $0.5 million decrease was primarily attributable to $0.7 million in realized losses on our trading portfolios in 2005 compared to $0.8 million in realized gains in 2004 partially offset by a $1.0 million increase in realized gains on our available-for-sale portfolios. The trading portfolios were liquidated in 2005.

Fee and other income decreased to $17.1 million for 2005, compared to $19.5 million for 2004, a decrease of 12.3%. This decrease was attributable to the decline in major medical policies and the associated policy fee income.

Benefits, Claims, Losses and Settlement Expenses

Total benefits, claims, losses and settlement expenses increased to $325.0 million for 2005, compared to $314.6 million for 2004, an increase of 3.3%.

Medical

Medical benefits, claims, losses and settlement expenses were $162.2 million for 2005, compared to $176.1 million for 2004, a decrease of 7.9%. The decrease was primarily the result of a smaller volume of business in force partially offset by an increase in claims severity. In addition, the medical loss ratio was 73.4% for 2005, compared to 71.3% for 2004. The loss ratio was impacted in 2005 by increased severity of large claims on certain renewal blocks of business in our Central Reserve subsidiary and unfavorable experience on our partially self-funded small group (Partnership) plan. We expect the 2006 loss ratio in the Medical segment to remain consistent with 2005.

Senior and Other

Senior and other benefits, claims, losses and settlement expenses were $162.7 million for 2005, compared to $138.5 million for 2004, an increase of 17.5%. The senior and other loss ratio was 78.7% for 2005, compared to 75.6% for 2004. This increase was primarily due to an increase in the Medicare supplement loss ratio from 71.9% in 2004 to 73.8% in 2005, unfavorable long-term care experience in the third quarter of 2005 and an increase in long-term care benefit reserves in the fourth quarter of 2005 related to revisions to our long-term care model. Our long-term care model was adjusted to reflect the higher 2005 rate levels and persistency. The Medicare supplement loss ratio is expected to decrease to approximately 72.0% in 2006 compared to 73.8% in 2005 due to the approval and implementation of an average 15% rate increase on this block of business. The overall loss ratio in this segment is expected to be approximately 76% in 2006.

Other Expenses and Net Income

Selling, general and administrative expenses decreased to $131.6 million in 2005, compared to $134.6 million in 2004, a decrease of 2.2%. Included in selling, general and administrative expenses for 2004, is a $3.1 million pre-tax charge ($2.0 million after-tax or $0.06 per share) relating to the settlement of two California lawsuits against the Company and its subsidiaries. These lawsuits related primarily to challenges to premium increases for California holders of major medical policies issued by United Benefit Life and Provident American Life. For more information, see Note L. Contingencies and Commitments to our audited consolidated financial statements. Excluding this charge, selling, general and administrative expenses were $131.6 million in 2005 compared to $131.5 million in 2004, an increase of $0.1 million. The increase was primarily due to a $2.0 million increase in commissions attributable to a higher overall commissions rate due to an increase in first year premium, reduced reinsurance allowances of $3.2 million due to expected lapsation of closed blocks of reinsured business, and an increase in regulatory fees due to routine regulatory exams in 2005 at both of our major insurance companies. The increases were partially offset by the following:

•	a decrease in salaries and benefits of approximately $1.0 million due to a reduced workforce;

•	a decrease in consulting expenses of approximately $1.0 million related to bringing our Cleveland data processing and programming back in-house from a third party vendor in the first half of 2004;

•	a decrease in legal fees;

•	a decrease in actuarial consulting fees due to the appointment of a chief actuary in 2005; and

•	a decrease in fees charged by third party administrators for claims processing and other administrative services due to a decline in medical business in force.

As a percentage of premium, selling, general and administrative expenses were 30.8% in 2005 compared to 31.3% in 2004, including the California litigation settlements.

The net (deferral) amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $5.2 million for 2005, compared to net amortization of $4.6 million for 2004. In the Senior segment, the DAC asset increased by $9.0 million in 2005 compared to $5.4 million in 2004. The increase was primarily due to a higher level of costs capitalized due to an increase in Medicare supplement business and a decrease in DAC amortization on our long-term care business due to higher 2005 rate levels and persistency. In addition, the amortization of VOBA decreased $1.4 million for 2005 compared to 2004 related to a slowdown in amortization on our universal life block of business due to improving mortality and an increase in expected future gross profits. The decline in the DAC asset in the Medical segment was $3.1 million in 2005 compared to $7.7 million in 2004. Higher lapse rates on new and existing medical business caused a higher-than-expected increase in the level of DAC amortization in 2004. In addition, new sales in the Medical segment increased 35% over 2004 levels.

Interest expense and financing costs were $0.7 million in 2005, which was comparable to 2004. The higher effective interest rate in 2005 was offset by the reduction in debt outstanding.

Income before federal income taxes was $20.4 million for 2005, compared to $21.9 million for the same period in 2004, including a $3.1 million pre-tax charge related to the settlement of the California lawsuits.

A federal income tax expense of $5.4 million was recorded for 2005, which included a $1.8 million ($0.05 per share) federal income tax benefit related to the reduction of federal income tax reserves associated with the elimination of our untaxed policyholder surplus account exposure and recently closed tax years. In 2004, a federal income tax expense of $2.8 million was recorded, which included a $5.0 million reduction in the deferred tax valuation allowance. As a result of our continued profitability, a projection of continued taxable income in future periods, and the corresponding utilization of the net operating loss (NOL) carryforwards against 2004 taxable income, the deferred tax valuation allowance was reduced by $5.0 million, or $0.14 per share, in 2004. The effective tax rate, including the $1.8 million reduction of federal income tax reserves, was 26.2% of the income before federal income taxes for 2005. The effective tax rate for 2004, including the $5.0 million reduction to the deferred tax valuation allowance, was 12.6% of the income before federal income taxes. See Note I. Federal Income Taxes for a detailed reconciliation of our effective tax rate. We expect our effective tax rate will be 35% in 2006.

Net income was $15.0 million, or $0.44 per diluted share, for 2005, compared to $19.1 million, or $0.55 per diluted share, for 2004.

2004 Compared to 2003

			Increase
			(Decrease) from
			Previous Year
	2004	2003	Dollars	%
	(dollars in thousands,
	except per share amounts)

Premiums, net
Medical	$247,002	$305,441	$(58,439)	(19.1)%
Senior and other	183,220	172,885	10,335	6.0

Total premiums, net	430,222	478,326	(48,104)	(10.1)
Net investment income	25,415	25,090	325	1.3
Net realized gains	1,224	1,891	(667)	(35.3)
Fee and other income	19,463	28,875	(9,412)	(32.6)

	476,324	534,182	(57,858)	(10.8)

Benefits, claims, losses and settlement expenses
Medical	176,143	226,249	(50,106)	(22.1)
Senior and other	138,490	127,491	10,999	8.6

Total benefits, claims, losses and settlement expenses	314,633	353,740	(39,107)	(11.1)
Selling, general and administrative expenses	134,563	146,857	(12,294)	(8.4)
Net amortization and change in acquisition costs and value of business acquired	4,571	5,953	(1,382)	(23.2)
Interest expense and financing costs	684	1,620	(936)	(57.8)

	454,451	508,170	(53,719)	(10.6)

Income from continuing operations before federal income taxes	21,873	26,012	(4,139)	(15.9)
Federal income tax expense	2,756	6,647	(3,891)	(58.5)

Income from continuing operations	19,117	19,365	(248)	(1.3)

Discontinued operations:	—
Income from operations of Pyramid Life, net of tax	—	5,732	(5,732)	(100.0)
Loss on sale of Pyramid Life, net of tax	—	(2,149)	2,149	100.0

Income from discontinued operations	—	3,583	(3,583)	(100.0)

Net income	$19,117	$22,948	$(3,831)	(16.7)

Net income per share
Basic	$0.55	$0.67	$(0.12)	(17.9)
Diluted	0.55	0.67	(0.12)	(17.9)

Medical loss ratio	71.3%	74.1%	—	—
Senior loss ratio	75.6%	73.7%	—	—
Overall loss ratio	73.1%	74.0%	—	—
Selling, general and administrative expense ratio	31.3%	30.7%	—	—

Net Premiums (net of reinsurance ceded)

For the year ended December 31, 2004, total net premiums decreased 10.1% to $430.2 million, compared to $478.3 million for 2003.

Medical

Medical premiums for 2004 were $247.0 million, compared to $305.4 million for 2003, a decrease of 19.1%. The decrease in medical premiums was primarily the result of a 20.7% decrease in major medical certificates in force from 84,167 at December 31, 2003 to 66,724 at December 31, 2004 due to higher lapsation rates. We believed that necessary rate increases implemented in excess of claim trends on certain blocks caused higher lapsation rates in 2003 and 2004. In addition, in 2004, we experienced higher than anticipated lapse rates on new business.

However, new business production increased in 2004, compared to the same period in 2003, partially offsetting the higher than anticipated lapse rates. We had planned to continue to focus sales in a select number of geographic locations which had historically produced favorable underwriting results. From the third quarter to the fourth quarter of 2004, the decline in major medical premium moderated to approximately 1.8% (or approximately 7% on an annualized basis), as the increased level of new business production approached the level of renewal business which was lapsing. The decline in major medical premium was expected to moderate to approximately 5% on an annualized basis in 2005.

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

Other Revenues

Net investment income was $25.4 million for 2004, compared to $25.1 million for 2003, an increase of 1.3%. This increase was the result of an increase in average invested assets due to the investment of most of the proceeds from the sale of Pyramid Life on March 31, 2003 and the assumption of a related block of life business with approximately $12.1 million in invested assets. The book yield of our available-for-sale investment portfolio at December 31, 2004 was 5.34% compared to a book yield of 5.39% at December 31, 2003.

Net realized gains decreased to $1.2 million for 2004, compared to $1.9 million for 2003. The decrease was primarily attributable to gains generated on the sale of mortgage-backed securities and corporate bonds in 2003, which were partially offset by $0.8 million in realized gains on our trading portfolios in 2004.

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

Other Expenses and Net Income

Selling, general and administrative expenses decreased to $134.6 million in 2004, compared to $146.9 million in 2003, a decrease of 8.4%. Included in selling, general and administrative expenses for 2004, is a $3.1 million pre-tax charge ($2.0 million after-tax or $0.06 per share) relating to the settlement of two California lawsuits against the Company and its subsidiaries. These lawsuits related primarily to challenges to premium increases for California holders of major medical policies issued by United Benefit Life and Provident American Life. For more information, see Note L. Contingencies and Commitments to our audited consolidated financial statements. Excluding this charge, other operating expenses decreased $14.3 million and commissions decreased $4.4 million as a direct result of the decline in medical premiums offset by reduced reinsurance allowances of $3.3 million resulting from a lower volume of ceded premium. As a percentage of premium, selling, general and administrative expenses, including the California litigation settlements, were 31.3% in 2004, compared to 30.7% in 2003. The increase in the selling, general and administrative expense ratio was primarily due to the $3.1 million pre-tax charge from the California litigation settlements and an increase in consulting expenses and salaries of approximately $1.0 million due to bringing our Cleveland data processing and programming back in-house from a third party vendor.

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

Income from continuing operations before federal income taxes, including the $3.1 million pre-tax charge from the California litigation settlements, was $21.9 million for 2004, compared to $26.0 million for 2003.

A federal income tax expense of $2.8 million was recorded for 2004, which included a $5.0 million reduction to the deferred tax valuation allowance. As a result of our continued profitability, a projection of continued taxable income in future periods, and the corresponding utilization of a portion of the net operating loss (NOL) carryforwards against 2004 taxable income, the deferred tax valuation allowance was reduced by $5.0 million, or $0.14 per share, to $0 in 2004. At December 31, 2004, we had a deferred tax asset of approximately $4.8 million established related to the remaining NOLs. The effective tax rate, including the $5.0 million reduction to the deferred tax valuation allowance, was 12.6% of the income from continuing operations before federal income taxes. In 2003, a federal income tax expense of $6.6 million was recorded, which included a $2.7 million reduction to the deferred tax valuation allowance, or $0.08 per share, as a result of the improved profitability of certain subsidiaries in the Medical segment. The effective tax rate for 2003, including the $2.7 million reduction to the deferred tax valuation allowance, was 25.6% of the income from continuing operations before federal income taxes. See Note I. Federal Income Taxes for a detailed reconciliation of our effective tax rate.

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

Liquidity and Capital Resources

Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, and operating expenses such as salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities in 2005 was $40.5 million compared to net cash used in operating activities of $15.4 million in 2004. The increase was primarily the result of the following:

•	2004 included a significant reduction in our major medical claim reserves due to our declining block of major medical business in force and the decline in our claim inventory; and

•	an increase in 2005 operating cash flows of approximately $22.8 million due to the liquidation of the trading investment portfolios in September 2005. The trading portfolios were purchased in the fourth quarter of 2004 which resulted in a decrease in 2004 operating cash flows of approximately $22.7 million.

The increases previously mentioned were partially offset by the payment of the California litigation settlements in the first quarter of 2005.

Assets increased 0.7% to $771.0 million at December 31, 2005 from $766.0 million at December 31, 2004. Assets of $488.9 million, or 63.4% of the total assets, were in investments at December 31, 2005. Fixed maturities, our primary investment, were $447.5 million, or 91.5% of total investments, at December 31, 2005. Other investments consist of equity securities, an investment in a limited partnership, policy loans, and mortgage loans. During the second quarter of 2005, we invested approximately $20.0 million in a collateralized securities fund which invests in asset-backed and mortgage-backed securities. This fund invests a minimum of 80% of its total assets in investment-grade securities. The shares in the fund are classified as equity securities available-for-sale at December 31, 2005.

Approximately 95.2% of our fixed maturities available-for-sale were of investment grade quality at December 31, 2005. In addition to the fixed maturities, we also had $26.8 million in cash and cash equivalents of which $6.1 million was restricted at December 31, 2005.

The total reinsurance receivable was $131.2 million at December 31, 2005. Of this amount, $127.2 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.

The total policy liabilities and benefits accrued were 89.5% of the total liabilities at December 31, 2005 compared to 87.3% at December 31, 2004.

Credit Agreement.  At December 31, 2004, our credit facility consisted of a $4.0 million term loan A with National City Bank and a $9.0 million term loan B with CIT Group. The term loan A had quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The term loan B had quarterly principal payments of $312,500 through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

Effective May 2, 2005, we entered into an amendment to the credit facility in order to permit the stock repurchase program and to allow National City to assume the term loan B. The amendment:

•	Acknowledged that CIT Group had assigned to National City all of its rights, and National City had assumed all of the obligations of CIT Group, under the credit agreement and the term loan B;

•	Changed the term loan B maturity date to March 1, 2008 from June 1, 2008;

•	Revised the amortization of term loan B so that term loan B has quarterly payments of $687,500 (previously $375,000) from June 2005 through March 2006, $375,000 from June 2006 through December 2006, $562,500 from March 2007 through December 2007, and $1,250,000 in March 2008;

•	Modified the “Minimum Consolidated Fixed Charge Coverage Ratio” to 1.50 to 1.00 from 1.15 to 1.00; and

•	Permitted the $10 million stock repurchase program (announced on May 4, 2005).

At December 31, 2005, the interest rate on our term loan A balance of $2.0 million was 7.69% per annum and on our $5.3 million term loan B was 8.19% per annum. Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.0%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 3.75%, respectively.

Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of the regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At December 31, 2005, we were in compliance with these covenants.

Off-Balance Sheet Arrangements.  We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

Contractual Obligations.  The following schedule summarizes current and future contractual obligations as of December 31, 2005:

	Payments Due by Year
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(dollars in thousands)

Long-term debt	$7,313	$3,313	$4,000	$—	$—
Long-term debt interest(1)	735	482	253	—	—
Operating leases	22,824	2,713	4,634	3,958	11,519
Unfunded/callable investment commitments(2)	11,986	11,986	—	—	—
Deposit and investment contracts(3)	237,928	22,100	37,361	33,977	144,490
Other policy claims and benefits payable(4)	105,744	74,095	18,242	6,742	6,665

Total contractual obligations	$386,530	$114,689	$64,490	$44,677	$162,674

(1)	The interest associated with our variable-rate term loans is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Represents estimated timing for fulfilling unfunded and callable capital commitments for investments in a limited partnership and two commercial mortgage loan trusts. Outstanding commitments are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(3)	Estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.

(4)	Includes claims and benefits payable on our major medical, Medicare supplement, long-term care and other health care products.

In 2003, we committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this partnership consisted primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with a concentration in office assets located in major metropolitan areas. These capital commitments could be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. During 2005, the partnership made capital calls on our limited partnership commitment of $1.6 million and made returns of capital totaling $1.3 million from the proceeds received from partial debt repayments. At December 31, 2005, we had outstanding unfunded capital commitments totaling $0.4 million related to this limited partnership. The commitment period on this limited partnership expired on December 31, 2005. Accordingly, we are under no obligation to fund the remaining unfunded commitment.

In 2005, we committed to invest $10.0 million in a limited partnership, NYLIM Real Estate Mezzanine Fund II, L.P. Like the first fund, investments by this partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. The capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. The partnership has not made any capital calls on our $10.0 million commitment. Therefore, at December 31, 2005, we had outstanding unfunded and callable capital commitments totaling $10.0 million related to this limited partnership.

In addition, we committed to invest $5.0 million in the aggregate, in two commercial mortgage loan trusts in 2005. At December 31, 2005, we had outstanding unfunded commitments totaling $2.0 million related to these commercial mortgage loan trusts.

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

Dividends from our regulated insurance subsidiaries are subject to, and limited by, state insurance regulations. On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of up to $12.0 million to Ceres Group, the parent company. On May 4, 2005, Central Reserve paid Ceres a dividend of $10.0 million, which was used for the stock repurchase program. On December 30, 2005, Continental General paid Ceres a dividend of $7.0 million. In 2006, Continental General could pay a dividend to Ceres of up to $6.2 million without prior approval of its state regulator. However, in 2006, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

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

Net Operating Loss Carryforward

At December 31, 2005, we had a tax net operating loss, or NOL, carryforward of approximately $1.6 million for federal income tax purposes, which expires through 2021.

We determine whether a valuation allowance for our deferred tax asset is necessary based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. At December 31, 2005, we had a deferred tax asset of approximately $0.6 million established relating to the remaining NOL carryforwards of $1.6 million. We have determined that no valuation allowance is required due to our continued profitability and the projection of a continued pattern of taxable income sufficient to utilize these NOLs. During 2004, we evaluated and reduced our valuation allowance for deferred taxes by $5.0 million, or $0.14 per share, as a result of our continued profitability and the projection of a continued pattern of taxable income in future periods sufficient to utilize these net operating losses.

Financial Information about Industry Segments from Continuing Operations

The following table presents the revenues, expenses, and profit (loss) from continuing operations before federal income taxes, for the last three years attributable to our industry segments. Investment income is allocated by segment based on the level of policy liabilities and benefits accrued and allocated capital. We assume that the longer duration, higher yielding investments support the life, annuity and long-term care blocks of business. The remaining investments, which tend to be shorter in duration, support the major medical and Medicare supplement blocks of business. We do not separately allocate assets or income tax expenses (benefits) by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Medical
Revenues
Net premiums	$221,030	$247,002	$305,441
Net investment income	3,571	4,268	5,598
Net realized gains	193	88	550
Other income	14,862	16,851	21,680

	239,656	268,209	333,269

Expenses
Benefits and claims	162,248	176,143	226,249
Other operating expenses	73,333	86,888	98,186

	235,581	263,031	324,435

Segment profit before federal income taxes	$4,075	$5,178	$8,834

Senior and Other
Revenues
Net premiums	$206,822	$183,220	$172,885
Net investment income	23,215	21,143	19,487
Net realized gains	56	688	905
Other income	2,214	2,612	7,188

	232,307	207,663	200,465

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Expenses
Benefits and claims	162,735	138,490	127,491
Other operating expenses	51,721	50,689	53,058

	214,456	189,179	180,549

Segment profit before federal income taxes	$17,851	$18,484	$19,916

Corporate and Other
Revenues
Net investment income	$122	$4	$5
Net realized gains	453	448	436
Other income	—	—	7

	575	452	448

Expenses
Interest expense and financing costs	706	684	1,620
Other operating expenses	1,396	1,557	1,566

	2,102	2,241	3,186

Segment loss before federal income taxes	$(1,527)	$(1,789)	$(2,738)

Income from continuing operations before federal income taxes	$20,399	$21,873	$26,012

The following table presents net premiums by major product line for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2004

Medical
Individual	$154,718	$177,859	$227,699
Group	66,312	69,143	77,742

Total medical premiums, net	$221,030	$247,002	$305,441

Senior and Other
Medicare supplement	$158,190	$134,753	$124,700
Long-term care	23,583	22,520	22,505
Life and annuity	16,118	15,842	14,131
Dental	5,071	6,168	7,299
Other	3,860	3,937	4,250

Total senior and other premiums, net	$206,822	$183,220	$172,885

Total premiums, net	$427,852	$430,222	$478,326

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 1A. — “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERES GROUP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ceres Group, Inc.

We have audited the accompanying consolidated balance sheets of Ceres Group, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework‘ issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Columbus, Ohio
March 16, 2006

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Ceres Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting contained in Item 9A, “Controls and Procedures” of Ceres Group, Inc.’s (the “Company”) 2005 Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ceres Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Ceres Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ceres Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Columbus, Ohio
March 16, 2006

CERES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(dollars in thousands)

	2005	2004

ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$447,537	$456,075
Fixed maturities trading, at fair value	—	18,531
Equity securities available-for-sale, at fair value	27,466	7,658
Equity securities trading, at fair value	—	4,938
Limited partnership	4,640	4,166
Policy and mortgage loans	9,263	3,583

Total investments — Note B	488,906	494,951
Cash and cash equivalents (of which $6,070 and $6,967 is restricted, respectively) — Note B	26,764	22,635
Accrued investment income	5,340	5,389
Premiums receivable	4,388	4,096
Reinsurance receivable — Note K	131,227	130,345
Property and equipment, net — Note C	4,708	5,277
Deferred acquisition costs — Note F	73,955	67,074
Value of business acquired — Note G	11,126	10,952
Goodwill — Note H	10,657	10,657
Licenses — Note H	3,440	3,440
Other assets	10,492	11,177

Total assets	$771,003	$765,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$16,402	$12,899
Deposit and investment contracts	237,928	236,127
Accident and health	112,242	103,161

Total future policy benefits, losses and claims	366,572	352,187
Unearned premiums	35,707	34,939
Other policy claims and benefits payable — Note J	105,744	102,703

Total policy liabilities and benefits accrued	508,023	489,829
Deferred reinsurance gain — Note K	5,451	6,562
Other policyholders’ funds	14,970	19,016
Debt — Note M	7,313	10,750
Deferred federal income taxes payable — Note I	3,524	7,071
Other liabilities	28,349	27,947

Total liabilities	567,630	561,175

Contingencies and commitments — Notes E and L

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued — Note P	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued — Note P	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,929,181 and 34,522,979 shares issued, respectively; 33,225,478 and 34,522,979 shares outstanding, respectively	35	35
Additional paid-in capital	134,735	134,090
Retained earnings	78,542	63,495
Accumulated other comprehensive income	80	7,198
Treasury stock, at cost, 1,703,703 and 0 shares, respectively — Note N	(10,019)	—

Total stockholders’ equity	203,373	204,818

Total liabilities and stockholders’ equity	$771,003	$765,993

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except per share amounts)

	2005	2004	2003

REVENUES
Premiums, net — Note K
Medical	$221,030	$247,002	$305,441
Senior and other	206,822	183,220	172,885

Total premiums, net	427,852	430,222	478,326
Net investment income — Note B	26,908	25,415	25,090
Net realized gains	702	1,224	1,891
Fee and other income	17,076	19,463	28,875

	472,538	476,324	534,182

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses — Note K
Medical	162,248	176,143	226,249
Senior and other	162,735	138,490	127,491

Total benefits, claims, losses and settlement expenses	324,983	314,633	353,740
Selling, general and administrative expenses — Note K	131,624	134,563	146,857
Net (deferral) amortization and change in acquisition costs and value of business acquired — Notes F and G	(5,174)	4,571	5,953
Interest expense and financing costs	706	684	1,620

	452,139	454,451	508,170

Income from continuing operations before federal income taxes	20,399	21,873	26,012
Federal income tax expense — Note I	5,352	2,756	6,647

Income from continuing operations	15,047	19,117	19,365

Discontinued operations — Note D
Income from operations of Pyramid Life (less tax expense of $3,223)	—	—	5,732
Loss on sale of Pyramid Life (less tax benefit of $79)	—	—	(2,149)

Income from discontinued operations	—	—	3,583

Net income	$15,047	$19,117	$22,948

Basic net income per share — Note S:
Continuing operations	$0.44	$0.55	$0.56
Discontinued operations	—	—	0.11

Net income	$0.44	$0.55	$0.67

Diluted net income per share — Note S:
Continuing operations	$0.44	$0.55	$0.56
Discontinued operations	—	—	0.11

Net income	$0.44	$0.55	$0.67

Weighted average shares outstanding — Note S:
Basic	34,114,114	34,466,865	34,311,152
Diluted	34,303,223	34,903,944	34,347,180

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except share amounts)

	2005	2004	2003

Common Stock
Balance at beginning of year	$35	$34	$34
Issuance of common stock:
Employee/agent benefit and stock purchase plans	—	1	—

Balance at end of year	$35	$35	$34

Additional Paid-in Capital
Balance at beginning of year	$134,090	$133,549	$133,052
Issuance of stock:
Employee/agent benefit and stock purchase plans	569	541	497
Warrants and options exercised	76	—	—

Balance at end of year	$134,735	$134,090	$133,549

Retained Earnings
Balance at beginning of year	$63,495	$44,378	$21,430
Net income	15,047	19,117	22,948

Balance at end of year	$78,542	$63,495	$44,378

Accumulated Other Comprehensive Income
Balance at beginning of year	$7,198	$7,178	$13,008
Unrealized gain (loss) on securities, net of tax expense (benefit) of $(3,833), $9 and $(1,124), respectively	(7,118)	20	(2,086)
Realized gains due to the sale of Pyramid Life, net of tax expense of $2,016	—	—	(3,744)

Balance at end of year	$80	$7,198	$7,178

Treasury Stock
Balance at beginning of year	$—	$—	$—
Treasury stock purchased, at cost	(10,019)	—	—

Balance at end of year	$(10,019)	$—	$—

Total Stockholders’ Equity	$203,373	$204,818	$185,139

Number of Shares of Common Stock
Balance at beginning of year	34,522,979	34,391,398	34,232,610
Issuance of stock:
Employee/agent benefit and stock purchase plans	101,036	69,650	158,788
Warrants and options exercised	305,166	61,931	—

Balance at end of year	34,929,181	34,522,979	34,391,398

Number of Shares of Treasury Stock
Balance at beginning of year	—	—	—
Treasury stock purchased	1,703,703	—	—

Balance at end of year	1,703,703	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

	2005	2004	2003
			(Revised*)

Operating activities
Net income	$15,047	$19,117	$22,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net income from discontinued operations	—	—	(3,583)
Depreciation and amortization	2,779	3,584	3,582
Net realized gains	(702)	(1,224)	(1,891)
Net change in fixed maturities trading	18,366	(17,929)	—
Net change in equity securities trading	4,447	(4,739)	—
Equity in limited partnership earnings	(493)	—	—
Deferred federal income taxes	284	(2,512)	(995)
Impairment of intangible asset, licenses	—	—	146
Changes in assets and liabilities:
Accrued investment income	49	269	(422)
Reinsurance and premiums receivable	(1,174)	13,399	27,045
Deferred acquisition costs	(5,941)	2,358	4,009
Value of business acquired	767	2,213	1,944
Federal income taxes payable/recoverable	2,650	(4,636)	3,114
Other assets	(1,965)	(18)	125
Future policy benefits, claims and funds payable	5,860	(21,265)	(17,590)
Unearned premium	768	946	(2,687)
Deferred reinsurance gain	(1,111)	(2,894)	(1,581)
Other liabilities	863	(2,086)	(3,185)

Net cash provided by (used in) operating activities of continuing operations	40,494	(15,417)	30,979
Net cash provided by operating activities of discontinued operations	—	—	1,396

Net cash provided by (used in) operating activities	40,494	(15,417)	32,375

Investing activities
Net purchases of furniture and equipment	(457)	(937)	(671)
Purchase of fixed maturities available-for-sale	(87,115)	(87,091)	(240,470)
Purchase of equity securities available-for-sale	(20,990)	(7,214)	—
Investment in limited partnership	(341)	(4,308)	—
Cash distributions from limited partnership	360	142	—
(Increase) decrease in mortgage and policy loans, net	(5,680)	602	(290)
Proceeds from sales of fixed maturities available-for-sale	36,358	34,397	51,392
Proceeds from calls and maturities of fixed maturities available-for-sale	46,791	73,925	100,603
Proceeds from sale of discontinued operations, net of cash disposed	—	—	52,279

Net cash (used in) provided by investing activities of continuing operations	(31,074)	9,516	(37,157)
Net cash provided by investing activities of discontinued operations	—	—	3,607

Net cash (used in) provided by investing activities	(31,074)	9,516	(33,550)

Financing activities
Increase in annuity account balances	25,368	24,390	17,018
Decrease in annuity account balances	(17,848)	(20,540)	(19,062)
Increase in debt borrowings	—	—	13,000
Principal payments on debt	(3,437)	(2,250)	(25,003)
Proceeds from issuance of common stock	645	542	497
Purchases of treasury stock	(10,019)	—	—

Net cash (used in) provided by financing activities of continuing operations	(5,291)	2,142	(13,550)
Net cash provided by financing activities of discontinued operations	—	—	2,590

Net cash (used in) provided by financing activities	(5,291)	2,142	(10,960)

Net increase (decrease) in cash	4,129	(3,759)	(12,135)
Cash and cash equivalents at beginning of year — continuing operations	22,635	26,394	32,118
Cash and cash equivalents at beginning of year — discontinued operations	—	—	6,411

Cash and cash equivalents at end of year	$26,764	$22,635	$26,394

Supplemental disclosures of cash flow information
Cash paid during the year for interest	$651	$592	$931
Cash paid during the year for federal income taxes	2,418	9,904	5,162

*	For further information, see Note D. Discontinued Operations to our audited consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

A.	Summary of Business and Significant Accounting Policies

Summary of Business

Ceres Group, Inc. (formerly known as Central Reserve Life Corporation) operated in 1998 and prior periods primarily through its wholly-owned subsidiary, Central Reserve Life Insurance Company. As of December 31, 2005, 2004 and 2003, the Company’s consolidated statements also include the continuing operations of Provident American Life & Health Insurance Company acquired on December 31, 1998, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, acquired on February 17, 1999, United Benefit Life Insurance Company under a reinsurance arrangement effective August 1, 1998 and acquired on July 21, 1999 (through foreclosure), and the discontinued operations of Pyramid Life Insurance Company acquired on July 26, 2000. Effective March 31, 2003, Ceres sold its subsidiary, Pyramid Life Insurance Company, to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash before transaction costs of $2.2 million. See Note D. Discontinued Operations for further information.

We provide, through our insurance subsidiaries, a wide array of health and life insurance products. While our insurance subsidiaries are licensed in 49 states, the District of Columbia, and the U.S. Virgin Islands, approximately 62.5% of our total premium volume is generated from ten states: Ohio, Florida, Pennsylvania, Texas, Indiana, Illinois, Virginia, Kansas, Nebraska, and Michigan.

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

The accompanying audited consolidated financial statements have been prepared in accordance with U.S generally accepted accounting principles, which differ from accounting practices prescribed or permitted by the various state departments of insurance in which the insurance subsidiaries are domiciled. See Note Q. Statutory Financial Information for further information.

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

December 31, 2005, 2004 and 2003

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

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill is no longer ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over periods of 25 years or less. See Note H. Goodwill and Other Intangible Assets for a summary of our goodwill and other intangible assets.

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

Investments

Investments in fixed maturities and equity securities are designated at purchase as held-to-maturity, available-for-sale or trading. Fixed maturities include bonds and mortgage-backed securities. Equity securities include non-redeemable preferred stock and a collateralized securities fund which invests in asset-backed and mortgage-backed securities. Held-to-maturity investments are securities, which management has the positive intent and ability to hold until maturity, and are reported at amortized cost. Available-for-sale investments are stated at fair value, with unrealized holding gains and losses reported in accumulated other comprehensive income (loss), net of deferred federal income taxes. Trading securities are stated at fair value and are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses related to trading securities are included in our Consolidated Statements of Operations as part of net realized gains.

The investment in the limited partnership is carried on the equity method of accounting. Investments in policy notes and mortgage loans are reported at cost, which approximates fair value. There is no allowance for losses based on the current status of mortgage loans.

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

December 31, 2005, 2004 and 2003

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

Other-Than-Temporary Declines in Fair Value

We regularly review our investment portfolio for factors that may indicate that a decline in fair value of an investment is other-than-temporary. Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include:

•	the nature of the investment and cause of the impairment;

•	our ability and intent to retain the investment for a period of time to allow for a recovery in value;

•	the duration and extent to which the fair value has been less than cost; and

•	the financial condition and prospects of the issuer.

Deferred Acquisition Costs (DAC)

Certain excess policy acquisition costs associated with issuing an insurance policy, including commissions and underwriting, all of which vary with and are primarily related to the production of new business, have been deferred and reported as deferred acquisition costs. Deferred acquisition costs associated with traditional life and accident and health contracts are charged to expense over the premium-paying period or as premiums are earned over the life of the contract. Deferred acquisition costs associated with interest-sensitive life and annuity products are charged to expense over the estimated duration of the policies in relation to the present value of the estimated gross profits from surrender charges and investments, mortality, and expense margins. The assumptions used to amortize acquisition costs with regard to interest, mortality, morbidity, and persistency are consistent with those used to estimate the liability for future policy benefits. For interest-sensitive and annuity products, these assumptions are reviewed on a regular basis and are revised if actual experience differs significantly from original expectations. Deferred acquisition costs are subject to periodic recoverability and loss recognition testing. These tests ensure that the present value of future contract-related cash flows will support the capitalized deferred acquisition cost asset. These cash flows consist primarily of premium income, less benefits and expenses. The present value of these cash flows, less the benefit reserve, is then compared with the unamortized deferred acquisition cost balance. In the event the estimated present value of net cash flows is less, this deficiency would be charged to expense as a component of amortization and the asset balance is reduced by a like amount. Different assumptions with regard to deferred acquisition costs could produce materially different amounts of amortization.

Value of Business Acquired (VOBA)

A portion of the purchase price paid for Continental General Corporation was allocated to the value of business acquired for all long duration insurance contracts, including guaranteed renewable Medicare supplement and long-term care, based on the actuarially-determined present value of the expected pre-tax future profits from the business assuming a discount rate of 15.0%. In addition to the initial value of business acquired assigned to Continental General’s health business, certain of the Medicare supplement plans contained higher commission rates in the first six policy years as compared to the ultimate renewal commission rate. The initial deferral of these higher commission costs subsequent to the purchase date resulted in net additions to the original value of business acquired

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

from 1999 to 2001. The net amortization of these costs began in 2002 and will continue over the remaining life of the Medicare supplement policies. Interest is accrued on the balance annually at a rate consistent with the rate credited on the acquired policies on the acquisition date, which ranges from 4.0% to 8.75%. Recoverability of the value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pre-tax future profits to the unamortized asset balance. If the current estimate is less than the existing asset balance, the difference would be charged to expense, and if the current estimate is higher than the existing asset balance, the difference will emerge into profits as earned.

For accident and health and ordinary life business, the value of business acquired is amortized over the estimated life of the in force business using assumptions consistent with those in computing reserves. Interest of 6.5% is credited to the unamortized balance for Continental General Corporation. For interest sensitive products such as universal life and deferred annuities, the value of business acquired is amortized over the expected profit stream of the in force business. The expected profit stream is based upon actuarial assumptions as to mortality, lapses, and expenses. Earned interest was assumed to be 6.0% for Continental General Corporation, which was the market rate at the time of acquisition. If estimated gross profits, gross margins or premiums differ from expectations, the amortization of VOBA is adjusted on a retrospective or prospective basis, as appropriate. Changes in assumptions can have a significant impact on the amount of VOBA reported for all products and their related amortization patterns.

Shadow DAC/VOBA

As certain fixed maturities available-for-sale related to our interest-sensitive life insurance products are carried at fair value, an adjustment is made to deferred acquisition costs and the value of business acquired equal to the change in amortization that would have occurred if such securities had been sold at their stated fair value and the proceeds reinvested at current yields. The change in this adjustment is included with the change in fair value of fixed maturity securities available-for-sale, net of tax, that is credited or charged directly to stockholders’ equity and is a component of other comprehensive income. At December 31, 2005, the remaining adjustment to deferred acquisition costs and value of business acquired was minimal. At December 31, 2004, deferred acquisition costs were decreased by $1.0 million and the value of business acquired was also decreased by $1.0 million related to this adjustment.

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

Future Policy Benefits, Losses and Claims

Liabilities for future policy reserves for accident and health and traditional life business are based on the net level premium basis and estimates of future claims, investment yield, lapses using our experience and actuarial judgment with an allowance for possible future adverse deviations from expected experience. Interest rates used range from 4.5% to 6.125%. We review actual experience with respect to investment yields, mortality, morbidity, and lapses to help insure that existing liabilities, together with the present value of future premiums, will be sufficient to cover the present value of future benefits and maintenance costs and to recover unamortized acquisition costs.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Liabilities for interest sensitive products such as deferred annuities and universal life are based on the retrospective deposit method. This is the policyholder fund balance before adjusting for any surrender charges. Guaranteed minimum rates for universal life contracts are 4.0% to 5.5%. At December 31, 2005, credited rates ranged from 4.0% to 5.5%. Guaranteed base minimum rates for deferred annuities range from 3.0% to 5.5% depending on the duration of the contract. At December 31, 2005, credited rates for deferred annuities ranged from 3.0% to 6.0%.

Other Policy Claims and Benefits Payable

Liabilities for unpaid life and accident and health claims (except long-term care disabled life reserves) consist of actual claims reported but not paid and estimates of claims incurred but not reported (IBNR). Liability estimates are developed using actuarial principles and assumptions that consider, among other things, historical claim payment patterns, claim inventory levels, network reimbursement changes, historical utilization trends, current levels of authorized inpatient days, other medical cost inflation factors, in-force levels, benefit design changes, seasonality, demographic mix change and expected costs to settle unpaid claims.

Liabilities for long-term care disabled life reserves consist of estimates of claims in the course of settlement, case reserves, and IBNR. Claims in the course of settlement represent the amount of payments expected to be owed on existing claims for services received prior to the valuation date but for which benefits have not been paid. Case reserves are calculated for each open case and represent the present value of future benefits expected to be incurred for services subsequent to the valuation date. At December 31, 2005, a discount rate of 6.125% was used to determine the case reserves. Finally, an IBNR reserve is calculated to represent the liability for claims incurred but not reported as of the valuation date.

Although considerable variability is inherent in the computation of claim liabilities, management believes that the liabilities for unpaid life and accident and health claims are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known with such adjustments included in current operations.

Other Policyholders’ Funds

Other policyholders’ funds consist of supplementary contracts without life contingencies, premiums and annuity considerations received in advance and remittance and items not allocated.

Insurance Related Assessments

Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. At December 31, 2005 and 2004, the liability for guaranty-fund and other insurance-related assessments was $0.8 million and $1.0 million, respectively, and was included in other liabilities in our Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income in 2005, 2004 and 2003 includes a change in unrealized gains or losses on available-for-sale securities, in addition to reported net income as prescribed by SFAS No. 130, Reporting Comprehensive Income. See Note R. Comprehensive Income for further information.

Premium Revenue

Life premiums are recognized as revenue when they become due. Accident and health premiums are recognized as revenue over the terms of the policies. Revenues from interest sensitive contracts, principally

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

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

December 31, 2005, 2004 and 2003

The following table illustrates the effect on net income and net income per share if we had applied the fair-value-based method and recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based compensation.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands,
	except per share amounts)

Net income, as reported	$15,047	$19,117	$22,948
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(71)	(39)	811	(1)

Pro forma net income	$14,976	$19,078	$23,759

Earnings per share
Basic-as reported	$0.44	$0.55	$0.67
Basic-pro forma	$0.44	$0.55	$0.69
Diluted-as reported	$0.44	$0.55	$0.67
Diluted-pro forma	$0.44	$0.55	$0.69

(1)	For the year ended December 31, 2003, there was a positive pro forma impact on net income and basic and diluted earnings per share due to the forfeiture of options resulting from employee terminations.

New Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The following is a summary of SFAS 155: (1) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (2) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (3) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; (5) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the impact of the adoption of SFAS 155 on our consolidated results of operations, cash flows and financial position.

In November 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP 115-1). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of the impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. We do not

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

expect the adoption of this staff position to have a significant impact on our consolidated results of operations, cash flows or financial position.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, issued by the FASB. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Retrospective application of SOP 05-1 to previously issued financial statements is not permitted. Initial application of SOP 05-1 should be as of the beginning of an entity’s fiscal year. We are currently evaluating the impact of SOP 05-1 on our consolidated results of operations, cash flows and financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with earlier adoption permitted. We will apply the provisions of SFAS 154 when applicable in future reporting periods.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payment transactions, including grants of employee stock options, be recognized in the Consolidated Statement of Operations based on their fair values. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. Upon adoption, pro forma disclosures are no longer an alternative. The provisions of SFAS 123R, as amended by the Securities and Exchange Commission, are effective on January 1, 2006 for calendar year companies. We plan to adopt SFAS 123R using the modified prospective transition method effective January 1, 2006. Under the modified prospective transition method, fair value accounting and recognition provisions of SFAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards shall be recognized in periods subsequent to the adoption based on the grant date fair value determined for recognition or pro forma disclosure purposes under SFAS 123. We do not expect the adoption of SFAS 123R to have a significant impact on our consolidated results of operations, cash flows or financial position.

In July 2003, the AICPA issued SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 addresses a number of topics, the most significant of which is the accounting for contracts with guaranteed minimum death benefits. SOP 03-1 requires companies to evaluate the significance of guaranteed minimum death benefits to determine whether the contract should be accounted for as an investment or insurance contract. If the contract is determined to be an insurance contract, companies are required to establish a reserve to recognize a portion of the assessment (revenue) that compensates the insurance company for benefits to be provided in future periods. SOP 03-1 also provides guidance on separate account presentation, interest in separate accounts, gains and losses on the transfer of

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

assets from the general account to a separate account, liability valuation, return based on a contractually referenced pool of assets or index, annuitization options and sales inducements to contract holders. The effective date of SOP 03-1 was for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. We adopted SOP 03-1 on January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on our consolidated results of operations, cash flows or financial position.

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if common stock equivalents were exercised and shared in the earnings of the Company. Only those potential common shares, which are dilutive, are included in the computation of diluted net income per share. See Note S. Computation of Net Income Per Common Share for further information.

Reclassification

Certain amounts presented in the prior years’ financial statements have been reclassified to conform to the current year’s method of presentation.

B.	Cash and Investments

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2005 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)

Fixed maturities available-for-sale
U.S. Treasury securities	$16,638	$82	$(309)	$16,411
Non-government agencies and authorities	47,569	271	(563)	47,277
State and political subdivisions	3,973	1	(107)	3,867
Corporate bonds	195,116	4,538	(1,845)	197,809
Mortgage- and asset-backed securities	183,340	1,478	(2,645)	182,173

Total fixed maturities available-for-sale	446,636	6,370	(5,469)	447,537
Equity securities available-for-sale	28,204	124	(862)	27,466

Total available-for-sale	$474,840	$6,494	$(6,331)	$475,003

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2004 were as follows:

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
	(dollars in thousands)

Fixed maturities available-for-sale
U.S. Treasury securities	$17,849	$138	$(196)	$17,791
Non-government agencies and authorities	47,615	615	(125)	48,105
State and political subdivisions	4,999	25	(93)	4,931
Corporate bonds	187,721	9,134	(682)	196,173
Mortgage- and asset-backed securities	185,339	4,232	(496)	189,075

Total fixed maturities available-for-sale	443,523	14,144	(1,592)	456,075
Equity securities available-for-sale	7,214	444	—	7,658

Total available-for-sale	$450,737	$14,588	$(1,592)	$463,733

No investment of the Company exceeded 10% of total stockholders’ equity at December 31, 2005. Except for bonds and notes of the U.S. Government or of a non-government agency or authority, no investment of the Company exceeded 10% of total stockholders’ equity at December 31, 2004.

The amortized cost and estimated fair value of available-for-sale securities as of December 31, 2005 by contractual maturity were as follows:

	Amortized	Estimated
	Cost	Fair Value
	(dollars in thousands)

Fixed maturities available-for-sale
Due in one year or less	$14,574	$14,629
Due after one year through five years	74,146	74,351
Due after five years through ten years	110,358	110,852
Due after ten years	64,218	65,532
Mortgage- and asset-backed securities	183,340	182,173

Total fixed maturities available-for-sale	446,636	447,537
Equity securities available-for-sale	28,204	27,466

Total available-for-sale	$474,840	$475,003

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Proceeds, gross realized gains and gross realized losses from the sales (excluding calls, maturities and pay downs) of fixed maturities available-for-sale during each year were as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Proceeds	$36,358	$34,397	$51,392
Gross realized gains	1,139	337	2,031
Gross realized losses	383	448	768

The following is a summary of net investment income by category of investment:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Fixed maturities	$23,602	$25,062	$24,695
Dividends on equity securities	2,429	255	—
Limited partnership	493	93	—
Mortgage loans	72	—	—
Policy loans	231	277	286
Cash equivalents	846	334	481
Other	19	20	259

Investment income	27,692	26,041	25,721
Investment expenses	(784)	(626)	(631)

Net investment income	$26,908	$25,415	$25,090

At December 31, 2005 and 2004, our insurance subsidiaries had certificates of deposit, money market funds and fixed maturity securities with a carrying value of $25.4 million and $25.8 million, respectively, on deposit with various state insurance departments to satisfy regulatory requirements.

At December 31, 2005 and 2004, $5.6 million and $6.5 million, respectively, of cash was held for fully insured employer shared risk plans, which is restricted to use. We are entitled to investment income from these funds.

In 2003, we committed to invest $5.0 million in a limited partnership, NYLIM-GCR Fund I-2002, L.P. Investments by this partnership consisted primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with a concentration in office assets located in major metropolitan areas. These capital commitments could be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. During 2005, the partnership made capital calls on our limited partnership commitment of $1.6 million and made returns of capital totaling $1.3 million from the proceeds received from partial debt repayments. At December 31, 2005, we had outstanding unfunded capital commitments totaling $0.4 million related to this limited partnership. The commitment period on this limited partnership expired on December 31, 2005. Accordingly, we are under no obligation to fund the remaining unfunded commitment.

In 2005, we committed to invest $10.0 million in a limited partnership, NYLIM Real Estate Mezzanine Fund II, L.P. Like the first fund, investments by this partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. The capital commitments can be called by the partnership at any time

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. The partnership has not made any capital calls on our $10.0 million commitment. Therefore, at December 31, 2005, we had outstanding unfunded and callable capital commitments totaling $10.0 million related to this limited partnership.

In addition, we committed to invest $5.0 million in the aggregate, in two commercial mortgage loan trusts in 2005. These investments are classified as mortgage loans as they represent investments where return is based solely on the mortgage loans and there are no other assets of the trusts. At December 31, 2005, we had outstanding unfunded commitments totaling $2.0 million related to these commercial mortgage loan trusts.

At December 31, 2005, we held no unrated bonds and approximately 4.8% of fixed maturity investments classified as available-for-sale were in less-than-investment grade securities. Approximately 4.2% of the fixed maturities available-for-sale were invested in BB rated subordinated non-agency residential and commercial mortgage-backed securities. These securities include jumbo residential mortgages and commercial mortgages with strong prepayment protection. We perform periodic evaluations of the relative credit standings of the issuers of the bonds held in our portfolio. We consider these evaluations in our overall investment strategy.

The following is a summary of available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2005:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)

Fixed maturities available-for-sale
U.S. Treasury securities	$7,346	$(106)	$5,298	$(203)	$12,644	$(309)
Non-government agencies and authorities	24,775	(333)	7,324	(230)	32,099	(563)
State and political subdivisions	3,867	(107)	—	—	3,867	(107)
Corporate bonds	58,509	(1,063)	14,794	(782)	73,303	(1,845)
Mortgage- and asset-backed securities	96,754	(1,813)	26,744	(832)	123,498	(2,645)

Total fixed maturities available-for-sale	$191,251	$(3,422)	$54,160	$(2,047)	$245,411	$(5,469)
Equity securities available-for-sale	20,128	(862)	—	—	20,128	(862)

Total available-for-sale	$211,379	$(4,284)	$54,160	$(2,047)	$265,539	$(6,331)

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

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

We evaluate our investment policies consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are carried at fair value with unrealized gains and losses reported in our Consolidated Statements of Operations as part of net realized gains. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income, net of deferred federal income taxes. Investments in fixed and equity securities are designated at purchase as held-to-maturity, available-for-sale, or trading. The investment in the limited partnership is accounted for under the equity method of accounting and accordingly, the partnership earnings are included in net investment income. Investments in policy notes and mortgage loans are reported at cost which approximates fair value.

If management believes a decline in the value of a particular investment is temporary, the decline is reported as an unrealized capital loss, net of deferred federal income taxes, in Stockholders’ Equity. If the decline is expected to be other-than-temporary, the carrying value of the investment is written down and a realized capital loss is reported in our Consolidated Statements of Operations. In June 2003, we wrote down our holdings in American Airlines and Coastal Corp. to their then fair market value, recording a total realized pre-tax loss of $0.3 million. None of the investments above are delinquent or in default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on evaluation by both internal management along with external investment managers, including our ability to sell or hold the investments and the length of time and magnitude of the unrealized loss, management has determined that at December 31, 2005, none of the above investment values represent an other-than-temporary impairment.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

C.	Property and Equipment

Property and equipment are stated at cost and are summarized by category as follows:

	December 31,
	2005	2004
	(dollars in thousands)

Home office buildings	$4,164	$4,161
Land	978	978
Furniture and fixtures	2,400	2,262
Information technology equipment	1,269	1,059
Other property and equipment	3,931	3,825

	12,742	12,285
Accumulated depreciation	(8,034)	(7,008)

Total	$4,708	$5,277

Other property and equipment consists principally of software, leasehold improvements, and office equipment. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $1.2 million, and $1.5 million, respectively.

D.	Discontinued Operations

On March 31, 2003, Continental General sold the stock of its subsidiary, Pyramid Life, which was primarily included in our Senior and Other segment, to the Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp., for approximately $57.5 million in cash, before transaction costs of $2.2 million. Net proceeds from the sale were used to strengthen Continental General’s statutory capital and repay $10.0 million of our bank debt. The total loss from the sale (net of taxes and expenses incurred) was $13.8 million. Additionally, we continued to process Pyramid Life’s business through an administrative services agreement, which terminated on December 31, 2003. At December 31, 2002, we adjusted the carrying value of Pyramid Life’s assets held for sale to fair market value to reflect the purchase price of $57.5 million (before transaction costs of $2.2 million), which resulted in a charge of $11.6 million in 2002. In addition, Pyramid Life’s book value increased in the first quarter of 2003 due to net income and unrealized investment gains. Pursuant to the stock purchase agreement, the final purchase price was adjusted based on the statutory book value at March 31, 2003, and an additional loss of $2.2 million was recorded in 2003 to reflect the final purchase price. As a result of the sale, Pyramid Life’s operations were classified as discontinued operations for 2003.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Summarized financial data for Pyramid Life’s operations are as follows:

Statements of Operations

Year
Ended
December 31,
2003
(dollars in
thousands)

Revenues
Premiums, net	$27,964
Net investment income	1,568
Net realized gains	5,965

35,497

Benefits, Losses and Expenses
Benefits, claims, losses and settlement expenses	20,285
Selling, general and administrative expenses	8,702
Net deferral and change in acquisition costs and value of business acquired	(2,445)

26,542

Income from operations before federal income taxes	8,955
Federal income tax expense	3,223

Income from operations	5,732

Loss on sale of Pyramid Life	(2,228)
Federal income tax benefit	(79)

Loss on sale of Pyramid Life, net	(2,149)

Income from discontinued operations	$3,583

We have revised the 2003 Consolidated Statement of Cash Flows to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations, which in prior years were reported on a combined basis as a single amount.

E.	Leases

On May 25, 2001, we entered into an agreement with Royalton Investors, LLC and Big T Investments, LLC, unaffiliated third parties, to sell our Cleveland headquarters. The transaction was effective July 31, 2001. The building was sold to Royalton Investors, LLC and Big T Investments, LLC for $16.0 million and concurrently we leased it back for a term of 15 years with four optional five-year extensions. A deferred gain of $7.2 million was recorded at the time of the sale. On October 19, 2004, Royalton Investors, LLC and Big T Investments, LLC sold the building and assigned its interest as lessor under the lease agreement dated July 31, 2001, to Strongsville Corporate Center Acquisitions, LLC, an unaffiliated third party. At December 31, 2005 and 2004, the unamortized deferred gain related to the sale of the building was $5.3 million and $5.8 million, respectively, and was included with other liabilities in our Consolidated Balance Sheets. The amortization of the deferred gain was included in net realized

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

gains in our Consolidated Statements of Operations and was $0.5 million for the year ended December 31, 2005 and $0.4 million for each of the years ended December 31, 2004 and 2003.

Rent expense for our Cleveland headquarters was approximately $1.8 million for each of the years ended December 31, 2005, 2004 and 2003. Future rent payments for the Cleveland headquarters and all other operating leases are as follows:

	Cleveland
	Headquarters	All Other	Total
	(dollars in thousands)

2006	$1,893	$820	$2,713
2007	1,960	501	2,461
2008	1,958	215	2,173
2009	1,956	29	1,985
2010	1,953	20	1,973
Thereafter	11,519	—	11,519

Total future minimum rent payments	$21,239	$1,585	$22,824

F.	Deferred Acquisition Costs

Unamortized deferred policy acquisition costs are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Balance at beginning of year	$67,074	$69,609	$74,891
Current year’s costs deferred	18,867	14,971	14,373

	85,941	84,580	89,264
Amortization for the year	(12,926)	(17,327)	(18,383)
Adjustment for the change in net unrealized gains and losses on available-for-sale securities	940	(179)	(1,272)

Balance at end of year	$73,955	$67,074	$69,609

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

G.	Value of Business Acquired

The value of business acquired is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Balance at beginning of year	$10,952	$13,034	$16,084
Amortization	(47)	(1,006)	(862)
Adjustments to expense reserve	(720)	(1,207)	(1,082)
Adjustment for the change in net unrealized gains and losses on available-for-sale securities	941	131	(1,106)

Balance at end of year	$11,126	$10,952	$13,034

The increased expense reserve is primarily a result of the higher commission rates paid in the initial policy years of the Medicare supplement business acquired. Under the current assumptions, amortization for the next five years is expected to be as follows (dollars in thousands):

Amortization

2006	$2,214
2007	1,952
2008	1,663
2009	1,306
2010	1,128

H.	Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of tangible and identifiable intangible net assets acquired. At December 31, 2005, goodwill was $10.7 million, all of which related to the Senior and Other segment which, is identified as the reporting unit, and represented approximately 1.4% of our total assets. Additionally, other intangible assets represent purchased assets that also lack physical substance, but can be distinguished from goodwill because of other legal rights or because the assets are capable of being sold or exchanged either on its own or in combination with a related contract asset or liability. At December 31, 2005, our other intangible assets consisted of $3.4 million in licenses, which represented 0.4% of our total assets.

Goodwill and intangibles with indefinite useful lives are tested for impairment on an annual basis as of September 30 and more often if indications of impairment exist. The estimated fair value of goodwill of a reporting unit is determined by applying the appropriate discount rates to estimated future cash flows for the reporting unit. The estimated fair value of licenses was determined by independent appraisals. The results of our analysis indicated that no reduction of goodwill or licenses was required in 2005 or 2004. A slight reduction of $0.1 million was made to the carrying value of licenses in 2003 due to the cancellation of business in certain unprofitable states.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

I.	Federal Income Taxes

We file a consolidated federal income tax return with our subsidiaries. In 2005, Continental General will be included in the consolidated filing for the first time since its acquisition on February 17, 1999.

Federal income tax expense (benefit) from continuing operations was composed of the following:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Current	$5,068	$5,268	$7,642
Deferred	284	(2,512)	(995)

Total	$5,352	$2,756	$6,647

Income tax expense (benefit) is recorded in various places in our consolidated financial statements. A summary of the amounts and places are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Statements of Operations
Continuing operations	$5,352	$2,756	$6,647
Discontinued operations	—	—	3,144

Total income tax expense included in the consolidated statements of operations	5,352	2,756	9,791

Statements of Stockholders’ Equity
Expense (benefit) related to the change in unrealized gain or loss on securities	(3,833)	9	(1,124)
Expense on realized gains due to the sale of Pyramid Life	—	—	2,016

Total income tax expense included in the consolidated statements of stockholders’ equity	(3,833)	9	892

Total income tax expense included in the consolidated financial statements	$1,519	$2,765	$10,683

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35%. Those effects are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Expected tax expense at 35%	$7,140	$7,656	$9,112
Tax exempt interest	—	—	(30)
Reduction in valuation allowance	—	(4,950)	(2,691)
Reduction in contingency reserve	(1,830)	—	—
Meals and entertainment	18	41	140
Non deductible expenses	24	8	91
Other	—	1	25

	$5,352	$2,756	$6,647

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
	(dollars in thousands)

Deferred tax liabilities
Value of business acquired	$4,347	$4,530
Deferred acquisition costs	2,659	5,175
Unrealized gain adjustment	43	4,156
Deferred and uncollected premium	1,004	967
Other	3,167	3,871

	11,220	18,699

Deferred tax assets
Reinsurance transactions	1,908	2,633
Deferred gain on Cleveland headquarters	1,852	2,013
Reserves	2,375	1,396
Net operating loss carryfoward	556	4,755
Advance premium	72	15
Other	933	816

	7,696	11,628

Net deferred tax liabilities	$3,524	$7,071

At December 31, 2005 and 2004, we had a federal income tax receivable, which is included in other assets on our Consolidated Balance Sheets, of $1.0 million and $3.7 million, respectively.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

At December 31, 2005, we had a tax net operating loss carryforward, or NOL, of approximately $1.6 million for federal income tax purposes, which expires through 2021.

In 2004, we determined a valuation allowance based on an analysis of amounts recoverable in the statutory carryback period and available tax planning strategies. During 2004, we evaluated our valuation allowance for deferred taxes and determined that no valuation allowance was required on the remaining NOL carryforwards of $13.6 million due to our continued profitability and the projection of a continued pattern of taxable income in future periods sufficient to utilize these NOLs. Accordingly, our net change in the deferred tax valuation allowance during 2004 was $5.0 million. In 2003, the deferred tax valuation allowance was reduced by $2.7 million as a result of the utilization of NOL carryforwards of certain subsidiaries of the Medical segment.

Prior to 1984, the Life Insurance Company Income Tax Act of 1959, as amended by the Deficit Reduction Act of 1984 (DRA), permitted the deferral from taxation of a portion of statutory income under certain circumstances. In these situations, the deferred income was accumulated in the Policyholders’ Surplus Account (PSA). On January 1, 1984 the balance of the PSA was fixed and only subject to taxation in the event amounts in the PSA were distributed to shareholders, or if the balance of the account exceeded certain limitations prescribed by the IRS. On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. Included among the various provisions of the Act was a two-year suspension of the taxation on distributions of amounts from a company’s PSA and reordering rules for current distributions. At December 31, 2004, the accumulated untaxed PSA balance at Central Reserve was $2.9 million.

At December 31, 2004, management was evaluating any actions that would enable us to provide current distributions, thus reducing or eliminating the PSA balance. At the close of the suspension period, the previous ordering rules will be reinstated. We previously established a general tax contingency reserve for the untaxed PSA balance exposure because distribution prior to the end of the suspension period was not certain.

On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend to Ceres Group. Accordingly, we made a $2.9 million tax free distribution from the PSA and reduced the corresponding tax contingency reserve by $1.0 million in 2005.

During the third quarter of 2005, the IRS concluded the 2003 audit for all companies except Continental General. Accordingly, we reduced our tax reserves due to elimination of tax contingencies associated with the closed tax years and recognized a federal income tax benefit of $0.8 million in 2005.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

J.	Liability for Other Policy Claims and Benefits Payable

The following table reflects the activity in the liability for other policy claims and benefits payable, including the claims adjustment expenses, net of reinsurance recoverables, as follows:

	December 31,
	2005	2004	2003
	(dollars in thousands)

Gross balance at beginning of year	$102,703	$129,237	$147,938
Less: Reserves ceded	22,076	25,878	28,622

Adjusted net beginning balance	80,627	103,359	119,316

Paid claims and claims adjustments expenses, net of reinsurance, for
Current year	255,780	254,385	269,874
Prior years	60,272	71,023	91,655

Total paid	316,052	325,408	361,529

Incurred claims and claims adjustment expenses, net of reinsurance, for
Current year	315,965	322,272	358,567
Prior years	(439)	(19,596)	(12,995)

Total incurred	315,526	302,676	345,572

Net reserve balance at end of year	80,101	80,627	103,359
Plus: Reserves ceded at end of year	25,643	22,076	25,878

Gross balance at end of year	$105,744	$102,703	$129,237

The above table indicates a net redundancy in reserves (“Incurred claims and claims adjustment expenses, net of reinsurance for prior years” divided by “Adjusted net beginning balance”) of 0.5% in 2004, 19.0% in 2003 and 10.9% in 2002.

The foregoing indicates that a $0.4 million redundancy in the 2004 reserves emerged in 2005 primarily due to a lower level of severity on fourth quarter 2004 major medical incurreds partially offset by a deficiency in long-term care reserves. In 2004, a $19.6 million redundancy in the 2003 reserves emerged primarily as a result of favorable development of prior year major medical and long-term care claim reserves. In 2003, a $13.0 million redundancy in the 2002 reserves emerged as a result of the moderation of the higher than expected medical claim trend experienced in 2002 related to 2001 reserves and improvement in long-term care actual claim experience.

K.	Reinsurance Arrangements

  Central Reserve Life Insurance Company

In December 2000, Central Reserve entered into a reinsurance transaction with Lincoln National Reassurance Company, or Lincoln, for a ceding allowance of $4,000,000. The policies reinsured, on a combined coinsurance and modified coinsurance basis, were 80% of all group term life insurance and 35% of all individual deferred annuities in force on and after December 31, 2000. The ceding allowance was accounted for as a deferred reinsurance gain in the accompanying audited consolidated financial statements and was amortized into income based upon the

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

emerging profit stream of the in force business. This reinsurance agreement was terminated effective June 30, 2005 by mutual consent of the parties.

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

Continental General Insurance Company

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

December 31, 2005, 2004 and 2003

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

Other

In the ordinary course of business, the Company maintains other reinsurance arrangements with other insurers. These arrangements are designed to limit the maximum amount of exposure that the Company retains on a given policy. At December 31, 2005, for ordinary and group life claims, Continental General’s maximum retention is $125,000 and Central Reserve’s maximum retention is $50,000 with no retention maintained over age 70. For accident and health claims, maximum retention on individual claims is $500,000.

The following table summarizes the net impact of reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, and selling, general and administrative expenses:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Premiums, net
Direct	$495,298	$508,445	$570,542
Assumed	960	988	851
Ceded	(68,406)	(79,211)	(93,067)

Total premiums, net	$427,852	$430,222	$478,326

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses, and settlement expenses	$384,084	$368,383	$416,506
Reinsurance recoveries	(59,101)	(53,750)	(62,766)

Total benefits, claims, losses and settlement expenses	$324,983	$314,633	$353,740

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Selling, general, and administrative expenses
Commissions	$70,119	$68,073	$72,502
Salaries and benefits	30,749	31,755	34,443
Taxes, licenses, and fees	14,073	13,152	17,198
California litigation settlements	—	3,050	—
Other operating expenses	30,041	35,113	42,638
Reinsurance allowances	(13,358)	(16,580)	(19,924)

Total selling, general and administrative expenses	$131,624	$134,563	$146,857

Our insurance companies remain obligated for amounts ceded in the event that the reinsurers do not meet their obligations. Initial ceding allowances received from reinsurers are accounted for as deferred reinsurance gain and are amortized into income over the estimated remaining life of the underlying policies reinsured, except for interest sensitive products that are amortized over the expected profit stream of the in force business. The above table does not include the amortization of initial ceding allowances received from reinsurers. Amortization of deferred reinsurance gain for the years ended December 31, 2005, 2004 and 2003 was $1.0 million, $1.5 million, and $1.7 million, respectively.

L.	Contingencies and Commitments

The nature of our business subjects us to a variety of legal actions (including class actions) and claims relating to such things as denial of healthcare benefits, premium rate increases, termination of coverage, claims administration, our relationship with the associations that market our products, and alleged violations of state and federal statutes.

A California lawsuit was filed against United Benefit Life, Central Reserve, Ceres, the American Association for Consumer Benefits (AACB), and Does 1 through 100 inclusive in the Superior Court for San Luis Obispo County, California (Case No.: CV 020275, filed April 2002) by Annelie and Joseph Purdy, on behalf of themselves and all others similarly situated, seeking class action certification on behalf of individuals in California who purchased group health insurance from United Benefit Life through the AACB. Plaintiffs alleged causes of action for breach of contract, bad faith, violations of California’s Unfair Competition Law and fraud in the inception. Plaintiffs sought unspecified damages, including the return of premium rate increases during the relevant period of time. Plaintiffs’ motion for statewide class certification was granted in November 2003 and the case was scheduled to go to trial in January 2005. The plaintiffs also filed an action against Provident American Life containing somewhat similar allegations. On September 15, 2004, we announced that we had agreed to settle these lawsuits. The settlements contemplated payments to class members and others, as well as certain attorneys’ fees and costs. In 2004, we recorded (in selling, general and administrative expenses) a pre-tax charge of $3.1 million ($2.0 million after-tax). All of the settlements were paid in 2005 and did not materially exceed that amount. These California litigation settlements did not involve any admission of wrongdoing by the Company or any subsidiary.

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

December 31, 2005, 2004 and 2003

the outcome of any of these actions against us or the potential costs involved. Our evaluation of the likely impact of any of these actions could change in the future and an unfavorable outcome in any case could have a material adverse effect on our consolidated financial position, results of operations or cash flows of a future period.

M.	Debt

	December 31,
	2005	2004
	(dollars in thousands)

Bank credit facility	$7,313	$10,750

At December 31, 2004, our credit facility consisted of a $4.0 million term loan A with National City Bank and a $9.0 million term loan B with CIT Group. The term loan A had quarterly principal payments of $250,000 through December 2005, $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The $9.0 million term loan B with CIT Group had quarterly principal payments of $312,500 through December 2004, $375,000 through December 2006, $562,500 through December 2007, and $1,250,000 through June 2008.

Effective May 2, 2005, we entered into an amendment to the credit facility in order to permit the stock repurchase program and to allow National City to assume the term loan B. The amendment:

•	Acknowledged that CIT Group had assigned to National City all of its rights, and National City had assumed all of the obligations of CIT Group, under the credit agreement and the term loan B;

•	Changed the term loan B maturity date to March 1, 2008 from June 1, 2008;

•	Revised the amortization of term loan B so that term loan B has quarterly payments of $687,500 (previously $375,000) from June 2005 through March 2006, $375,000 from June 2006 through December 2006, $562,500 from March 2007 through December 2007, and $1,250,000 in March 2008;

•	Modified the “Minimum Consolidated Fixed Charge Coverage Ratio” to 1.50 to 1.00 from 1.15 to 1.00; and

•	Permitted the $10 million stock repurchase program (announced on May 4, 2005).

At December 31, 2005, the interest rate on our term loan A balance of $2.0 million was 7.69% per annum and on our $5.3 million term loan B was 8.19% per annum. Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.0%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 3.75%, respectively.

Our obligations under the credit agreement, as amended, are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General, and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.

The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At December 31, 2005, we were in compliance with these covenants.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

N.	Treasury Stock

On May 4, 2005, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock in the open market or in private transactions utilizing a $10 million extraordinary dividend from our Central Reserve subsidiary.

In 2005, we repurchased 703,703 shares of our common stock, or approximately $4.1 million, in open market transactions at an average price per share of $5.82.

On September 8, 2005, we purchased, in a private transaction, 1,000,000 shares of our common stock for $5.9 million from International Managed Care funds (IMC). Two of our directors, Robert A. Spass and Bradley E. Cooper, are affiliated with the IMC funds. The purchase price of $5.92 per share represented a discount of 3% to the average closing price of Ceres’ stock for the five trading days ended August 31, 2005 and a discount of 5% from the closing price of the common stock on August 31, 2005. There were no commissions paid on this transaction. We completed the authorized $10 million stock repurchase program in October 2005.

O.	Stock Plans

Stock Option Plans

In 1999, 372 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees each received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. We terminated this plan in December 2000. At December 31, 2005, there were options outstanding under the plan to purchase 285,000 shares.

In 1998, pursuant to the 1998 Key Employee Share Incentive Plan, we granted common stock options to certain key employees. In 1999 through 2004, we granted additional common stock options to certain employees under the 1998 Key Employee Share Incentive Plan. In general, such grants vest over three years and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. On May 19, 2004, our shareholders adopted an amendment to the plan, to increase the total number of shares of our common stock reserved for issuance under the plan by an additional 1,000,000 shares to a total of 3,000,000 shares of our common stock. The adopted amendments to the plan also allowed for the grant of stock and restricted stock awards in addition to stock options and stock appreciation rights to officers, non-employee directors, consultants and advisors. At December 31, 2005, there were options outstanding under the plan to purchase 1,204,267 shares.

In 1998 and 1999, pursuant to various individual employment agreements, we granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years and expire ten years from the date of grant. At December 31, 2005, there were options outstanding pursuant to these grants to purchase 315,000 shares.

In 1999, pursuant to the 1999 Special Agents’ Stock Option Plan, we granted 78,706 common stock options to certain regional sales directors and managing general agents. Each grant vested immediately and expires ten years from the date of grant. We terminated this plan at the end of 2000. At December 31, 2005, there were options outstanding under the plan to purchase 78,706 shares.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

A summary of our stock option activity is presented below:

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,987,748	$6.22	1,810,267	$6.29	2,663,334	$7.02
Options granted, with exercise prices:
Greater than fair value at grant date	—	—	180,000	6.27	100,000	1.95
Equal to fair value at grant date	—	—	116,457	6.11	107,500	3.13
Less than fair value at grant date	—	—	—	—	5,000	4.10
Exercised	(20,000)	3.80	—	—	—	—
Forfeited	(84,775)	6.38	(118,976)	7.29	(1,065,567)	7.37

Outstanding at end of year	1,882,973	6.24	1,987,748	6.22	1,810,267	6.29

Exercisable at end of year	1,645,473	6.33	1,506,498	6.76	1,440,267	6.89

Shares available for future grants	1,650,887		1,607,962

Exercise prices for options outstanding at December 31, 2005 ranged from $1.95 to $9.50. A summary of the options by range of exercise price is as follows:

	Options Outstanding		Options Exercisable
Range of	Number Outstanding	Weighted Average	Number Exercisable	Weighted Average
Exercise Price	December 31, 2005	Exercise Price	December 31, 2005	Exercise Price

$1.95 to $3.99	280,000	$2.94	230,000	$2.87
$4.00 to $4.99	45,000	4.45	45,000	4.45
$5.00 to $5.99	185,163	5.79	185,163	5.79
$6.00 to $6.99	821,500	6.34	634,000	6.38
$7.00 to $7.99	120,310	7.21	120,310	7.21
$8.00 to $9.50	431,000	8.30	431,000	8.30

	1,882,973	6.24	1,645,473	6.33

Warrants

In 2005 and 2004, we issued 285,166 and 61,931 shares of our common stock, respectively, to various investors upon the cashless exercise of certain warrants that were issued in July 1998. These warrants, which expired in 2005, were fully exercisable for 3,335,575 and 287,960 shares of our common stock in 2005 and 2004, respectively. On December 23, 2003, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $5.27 per share to a current marketing agency of the Company which exchanged its QQLink stock for cash and the warrant. All of these warrants, which expire in 2008, were outstanding at December 31, 2005.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Stock Purchase Plan

Our 2000 Employee Stock Purchase Plan was adopted by our stockholders on June 27, 2000. Under the plan, employees may purchase shares of our common stock at a 15% discount from fair value. All of our full time employees, including officers, are eligible to participate in the employee stock purchase plan, subject to limited exceptions. Eligible employees participate voluntarily, and may withdraw from an offering at any time before the stock is purchased. Participation terminates automatically upon termination of employment other than for death, disability or retirement. Six-month offerings are made available beginning May 1 and November 1 of each year. The purchase price per share in an offering will not be less than 85% of the lesser of the stock’s fair value at the beginning of the offering period or on the applicable exercise date and may be paid through payroll deductions. In 2005 and 2004, 13,343 and 9,027 shares, respectively, had been issued under the employee plan.

Agent Stock Purchase Plan

We also have a 2000 Agent Stock Purchase Plan similar to the employee plan under which certain of our agents may purchase shares of our common stock at the same discount from fair value. The agent stock purchase plan does not qualify as an employee stock purchase plan within the meaning of Section 423 of the Code. In 2005 and 2004, 20,850 and 22,265 shares, respectively, had been issued under the agent plan. There are 1,000,000 shares of common stock reserved for issuance in the aggregate under both plans. Both of the plans will terminate when all of the shares reserved for issuance under the plans have been purchased unless sooner terminated by our Board.

Stock Awards

Pursuant to the 1998 Key Employee Share Incentive Plan, as amended on May 19, 2004, 55,000 shares of restricted stock awards were granted to executive officers in 2004. The awards vest 25% over four years. We recognized stock compensation expense related to these awards of $0.1 million in each of the years ended December 31, 2005 and 2004. In addition, 41,850 and 27,996 shares of our common stock were granted to non-employee directors of our Board in 2005 and 2004, respectively. We recognized stock compensation expense related to these awards of $0.2 million in 2005, which was comparable to the stock compensation expense recognized in 2004.

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

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Significant underlying assumptions made are summarized as follows:

	Year Ended December 31,
	2005	2004	2003

Risk-free rate of return	4.36%	3.61%	3.22%
Dividend yield	0%	0%	0%
Volatility factor	0.412	0.439	0.465
Expected life of award	5 years	5 years	5 years

Based on the methodology and assumptions delineated above, the weighted average fair value of options was $1.51, $1.50, and $1.51 per share for 2005, 2004 and 2003, respectively. There was no significant pro forma impact on net income and net income per share of stock-based compensation under the fair value method for the years ended December 31, 2005 and 2004. The pro forma impact for the year ended December 31, 2003 would be to increase net income by $0.8 million or $0.02 per share due to the forfeiture of options resulting from employee terminations.

P.	Preferred Shares

We have authorized 1,900,000 Non-Voting Preferred Shares, $.001 par value. We have never issued any Non-Voting Preferred Shares. However, our Board is authorized at any time to provide for the issuance of such shares in one or more series, and to determine the designations, preferences, limitations and other rights of the shares issued, including but not limited to the dividend rate, liquidation preference, redemption rights and price, sinking fund requirements, conversion rights and restrictions on the issuance of such shares. However, our credit agreement prohibits the payment of dividends on preferred stock. Holders of non-voting preferred shares shall have no voting rights except as required by law.

We also have authorized 100,000 Convertible Voting Preferred Shares, $.001 par value, of which none were outstanding at December 31, 2005.

Q.	Statutory Financial Information

State insurance laws and regulations prescribe accounting practices for determining statutory net income and equity for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices.

Statutory accounting practices prescribed or permitted by regulatory authorities for our insurance subsidiaries differ from generally accepted accounting principles. Shareholders’ equity and net income, as determined in accordance with statutory accounting practices (as filed with respective state insurance departments), for our consolidated insurance subsidiaries are summarized as follows:

	Statutory Net Gain (Loss)			Statutory Capital and Surplus
	Year ended December 31,			December 31,
	2005	2004	2003	2005	2004
	(dollars in thousands)

Consolidated insurance subsidiaries(1)	$8,540	$10,556	$45,823	$93,984	$107,286

(1)	The consolidated statutory net gain for the year ended December 31, 2003 includes $31.0 million from the sale of Pyramid Life and $0.7 million in statutory earnings from Pyramid Life through March 31, 2003. On March 31, 2003, we sold Pyramid Life to Pennsylvania Life Insurance Company, a subsidiary of Universal American Financial Corp. See Note D. Discontinued Operations for further information.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Generally, the capital and surplus of our insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries’ capital and surplus, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. However, payments of the amounts as dividends may be subject to approval by regulatory authorities. On February 24, 2005, Central Reserve received approval from the Ohio Department of Insurance to pay an extraordinary dividend of up to $12.0 million to Ceres Group, the parent company. On May 4, 2005, Central Reserve paid Ceres a dividend of $10.0 million, which was used for the stock repurchase program. On December 30, 2005, Continental General paid Ceres a dividend of $7.0 million. In 2006, Continental General could pay a dividend to Ceres of up to $6.2 million without prior approval of its state regulator. However, in 2006, Central Reserve would be prohibited from paying any dividends without prior approval of its state regulator due to its statutory level of unassigned surplus.

The NAIC also has risk-based capital (RBC) requirements for life and health insurers to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators to monitor trends in statutory capital and surplus for the purpose of initiating regulatory action. We calculated the risk-based capital for its insurance subsidiaries as of December 31, 2005 using the applicable RBC formula. Based on these calculations, the RBC levels of each of our insurance subsidiaries at December 31, 2005 exceeded the levels required by regulatory authorities.

R.	Comprehensive Income

Comprehensive income is as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Net income	$15,047	$19,117	$22,948
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities, net of tax (benefit) expense of $(4,166), $18 and $220, respectively	(7,738)	35	410
Reclassification adjustments for net losses (gains) included in net income, net of tax (expense) benefit of $(325), $8 and $(512), respectively	(603)	16	(950)
Unrealized gain (loss) adjustment to deferred acquisition costs and value of business acquired, net of tax expense (benefit) of $658, $(17) and $(832)	1,223	(31)	(1,546)
Realized gains due to the sale of Pyramid Life, net of tax expense of $2,016	—	—	(3,744)

Comprehensive income	$7,929	$19,137	$17,118

S.	Computation of Net Income Per Common Share

Basic and diluted net income per share is calculated in accordance with SFAS No. 128, Earnings per Share.  Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding during the period including the effect of the assumed exercise of dilutive stock options and warrants under the treasury stock method.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Basic and diluted weighted average shares of common stock are as follows:

	Year Ended December 31,
	2005	2004	2003

Weighted average shares:
Basic	34,114,114	34,466,865	34,311,152
Incremental shares from assumed exercise of stock options and warrants	189,109	437,079	36,028

Diluted	34,303,223	34,903,944	34,347,180

T.	Employee Benefit Plan

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

In addition, we may contribute a Profit Sharing Contribution to the Plan, as determined by our Board. All eligible, active employees who have worked over 1,000 hours during the plan year and who are employed on the last day of the plan year share in this contribution. Participants who leave employment during the plan year due to retirement, death or disability will also share in the contribution. There were no Profit Sharing Contributions made for the 2005, 2004 and 2003 plan years, respectively.

A participant’s interest in the Company Match Contribution, Stock Match Contribution and Profit Sharing Contribution allocated to the participant’s account becomes vested over a five-year graded vesting schedule with 100% vesting over five years. Our total matching contributions were approximately $520,000 for 2005, $506,000 for 2004, and $504,000 for 2003.

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

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

The following table presents the revenues, expenses and profit (loss) from continuing operations before federal income taxes, for the last three years attributable to our industry segments. Investment income is allocated by segment based on the level of policy liabilities and benefits accrued and allocated capital. We assume that the longer duration, higher yielding investments support the life, annuity and long-term care blocks of business. The remaining investments, which tend to be shorter in duration, support the major medical and Medicare supplement blocks of business. We do not separately allocate assets or income tax expenses (benefits) by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Medical
Revenues
Net premiums	$221,030	$247,002	$305,441
Net investment income	3,571	4,268	5,598
Net realized gains	193	88	550
Other income	14,862	16,851	21,680

	239,656	268,209	333,269

Expenses
Benefits and claims	162,248	176,143	226,249
Other operating expenses	73,333	86,888	98,186

	235,581	263,031	324,435

Segment profit before federal income taxes	$4,075	$5,178	$8,834

Senior and Other
Revenues
Net premiums	$206,822	$183,220	$172,885
Net investment income	23,215	21,143	19,487
Net realized gains	56	688	905
Other income	2,214	2,612	7,188

	232,307	207,663	200,465

Expenses
Benefits and claims	162,735	138,490	127,491
Other operating expenses	51,721	50,689	53,058

	214,456	189,179	180,549

Segment profit before federal income taxes	$17,851	$18,484	$19,916

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)

Corporate and Other
Revenues
Net investment income	$122	$4	$5
Net realized gains	453	448	436
Other income	—	—	7

	575	452	448

Expenses
Interest expense and financing costs	706	684	1,620
Other operating expenses	1,396	1,557	1,566

	2,102	2,241	3,186

Segment loss before federal income taxes	$(1,527)	$(1,789)	$(2,738)

Income from continuing operations before federal income taxes	$20,399	$21,873	$26,012

The following table presents net premiums by major product line for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Medical
Individual	$154,718	$177,859	$227,699
Group	66,312	69,143	77,742

Total medical premiums, net	$221,030	$247,002	$305,441

Senior and Other
Medicare supplement	$158,190	$134,753	$124,700
Long-term care	23,583	22,520	22,505
Life and annuity	16,118	15,842	14,131
Dental	5,071	6,168	7,299
Other	3,860	3,937	4,250

Total senior and other premiums, net	$206,822	$183,220	$172,885

Total premiums, net	$427,852	$430,222	$478,326

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

V.	Fair Values of Financial Instruments

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

We used the following methods and assumptions in estimating our fair value disclosures:

Investment securities — Fair value for fixed maturity and equity securities is based on quoted market prices, where available. For fixed maturity securities not actively traded, fair value is estimated using values obtained from independent pricing services.

Cash and cash equivalents, accrued investment income, premiums receivable, mortgage loans and policy notes — The carrying amounts reported in the consolidated balance sheets for these instruments approximate their fair value.

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

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

Carrying amounts and estimated fair values of financial instruments at December 31, 2005 and 2004 are summarized as follows:

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(dollars in thousands)

Assets
Investments
Fixed maturities available-for-sale	$447,537	$447,537	$456,075	$456,075
Fixed maturities trading	—	—	18,531	18,531
Equity securities available-for-sale	27,466	27,466	7,658	7,658
Equity securities trading	—	—	4,938	4,938
Policy and mortgage loans	9,263	9,263	3,583	3,583
Cash and cash equivalents	26,764	26,764	22,635	22,635
Premiums receivable	4,388	4,388	4,096	4,096
Accrued investment income	5,340	5,340	5,389	5,389

Liabilities
Annuity reserves	159,607	157,912	157,255	155,191
Other policyholders’ funds	14,970	14,970	19,016	19,016
Debt	7,313	7,313	10,750	10,750

W.	Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of fixed maturity investments, cash, cash equivalents, and reinsurance receivable.

We maintain cash and cash equivalent investments with various financial institutions, and perform periodic evaluations of the relative credit standings of those financial institutions.

Substantially all of our reinsurance recoverable is due from a single reinsurer, Hannover. At December 31, 2005, Hannover has an “A” rating from the A.M. Best Company. We perform periodic evaluations of this reinsurer’s credit standing.

CERES GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

December 31, 2005, 2004 and 2003

X.	Quarterly Results of Operations — (Unaudited)

The following is a summary of quarterly results of operations for the years ended December 31, 2005 and 2004.

	First	Second	Third	Fourth
	(dollars in thousands,
	except per share amounts)

2005
Revenues	$116,467	$117,605	$117,379	$121,087
Benefits, claims, losses and settlement expenses	77,406	78,383	80,669	88,525
Selling, general and administrative and other expenses	32,512	31,809	33,292	34,011
Net income	4,849	4,672	3,430	2,096
Net income per share:
Basic	0.14	0.14	0.10	0.06
Diluted	0.14	0.13	0.10	0.06

2004
Revenues	$120,417	$119,041	$117,527	$119,339
Benefits, claims, losses and settlement expenses	76,564	77,443	78,962	81,664
Selling, general and administrative and other expenses	33,611	32,963	34,528	33,461
Net income	6,174	4,892	5,410	2,641
Net income per share:
Basic	0.18	0.14	0.16	0.08
Diluted	0.18	0.14	0.16	0.08

Schedule II

CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Balance Sheets
December 31, 2005 and 2004
(dollars in thousands)

	2005	2004

Assets
Investment in subsidiaries(1)	$213,183	$220,703
Cash and cash equivalents	7,254	183
Due from non-regulated subsidiaries(1)	7,544	5,945
Other assets	3,244	4,427

Total assets	$231,225	$231,258

Liabilities and Stockholders’ Equity
Liabilities
Debt	$7,313	$10,750
Due to non-regulated subsidiaries(1)	14,779	9,247
Other liabilities	5,760	6,443

Total liabilities	27,852	26,440

Stockholders’ equity
Non-voting preferred stock	—	—
Convertible voting preferred stock	—	—
Common stock	35	35
Additional paid-in capital	134,735	134,090
Retained earnings	78,542	63,495
Accumulated other comprehensive income	80	7,198
Treasury stock	(10,019)	—

Total stockholders’ equity	203,373	204,818

Total liabilities and stockholders’ equity	$231,225	$231,258

(1)	Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

Schedule II (continued)

CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

	2005	2004	2003

Revenues
Dividend income — regulated subsidiaries(1)	$17,001	$—	$—
Dividend income — non-regulated subsidiaries(1)	4,125	4,100	5,200
Rental income(2)	1,845	1,804	1,751
Net realized gains	453	448	436
Net investment income	122	4	5
Fee and other income	—	—	7

	23,546	6,356	7,399
Expenses
Selling, general and administrative expenses	3,947	4,045	5,082

Income before income tax benefit and equity in undistributed income of subsidiaries	19,599	2,311	2,317
Income tax benefit	(533)	(619)	(1,008)

Income before equity in undistributed income of subsidiaries	20,132	2,930	3,325
Equity in undistributed income of subsidiaries(3)	(5,085)	16,187	19,623

Net income	$15,047	$19,117	$22,948

(1)	Represents dividend income from subsidiaries, which is eliminated in consolidation.

(2)	Eliminated in consolidation.

(3)	Includes the parent company’s equity of regulated and non-regulated subsidiaries, which is eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

Schedule II (continued)

CERES GROUP, INC. AND SUBSIDIARIES
Condensed Financial Information of Registrant
Ceres Group, Inc. (Parent Only)
Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

	2005	2004	2003

Operating activities
Net income	$15,047	$19,117	$22,948
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in undistributed income of subsidiaries(1)	5,085	(16,187)	(19,623)
Depreciation and amortization	25	—	272
Net realized gains	(453)	(448)	(436)
Decrease in other assets	1,579	3,537	1,701
Increase (decrease) in other liabilities	(257)	156	(668)
Increase in net advances to/from non-regulated subsidiaries(1)	(1,113)	(5,764)	(418)

Net cash provided by operating activities	19,913	411	3,776

Investing activities
Purchases of fixed maturities available-for-sale from regulated subsidiaries(1)	(6,192)	—	—
Proceeds from sales of fixed maturities available-for-sale	6,161	—	—
Capital contributions to non-regulated subsidiaries(1)	—	—	(928)
Special distribution from Continental General from the sale of Pyramid Life Insurance Company(1)	—	—	10,000

Net cash provided by (used) in investing activities	(31)	—	9,072

Financing activities
Increase in debt borrowings	—	—	13,000
Principal payments on debt	(3,437)	(2,250)	(25,003)
Proceeds from issuance of common stock	645	542	497
Purchase of treasury stock	(10,019)	—	—

Net cash used in financing activities	(12,811)	(1,708)	(11,506)

Net increase (decrease) in cash	7,071	(1,297)	1,342
Cash and cash equivalents at beginning of year	183	1,480	138

Cash and cash equivalents at end of year	$7,254	$183	$1,480

(1)	Eliminated in consolidation.

See accompanying report of independent registered public accounting firm.

Schedule III

CERES GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTAL INSURANCE INFORMATION
(dollars in thousands)

								Net (Deferral)
								Amortization
							Benefits,	and Change in
		Future Policy		Other Policy			Claims,	Acquisition
	Deferred	Benefits,		Claims and		Net	Losses and	Costs and Value	Other
	Acquisition	Losses and	Unearned	Benefits	Premium	Investment	Settlement	of Business	Operating
	Costs	Claims	Premiums	Payable	Revenue	Income	Expenses	Acquired	Expenses

Year ended December 31, 2005
Medical	$26,506	$4,111	$5,702	$36,588	$221,030	$3,571	$162,248	$3,150	$70,183
Senior and Other	47,449	362,461	30,005	69,156	206,822	23,215	162,735	(8,324)	60,045
Corporate and Other	—	—	—	—	—	122	—	—	2,102

Total	$73,955	$366,572	$35,707	$105,744	$427,852	$26,908	$324,983	$(5,174)	$132,330

Year ended December 31, 2004
Medical	$29,583	$4,756	$6,701	$44,041	$247,002	$4,268	$176,143	$7,841	$79,047
Senior and Other	37,491	347,431	28,238	58,662	183,220	21,143	138,490	(3,270)	53,959
Corporate and Other	—	—	—	—	—	4	—	—	2,241

Total	$67,074	$352,187	$34,939	$102,703	$430,222	$25,415	$314,633	$4,571	$135,247

Year ended December 31, 2003
Medical	$37,293	$7,605	$7,940	$68,276	$305,441	$5,598	$226,249	$4,751	$93,435
Senior and Other	32,316	333,658	26,053	60,961	172,885	19,487	127,491	1,202	51,856
Corporate and Other	—	—	—	—	—	5	—	—	3,186

Total	$69,609	$341,263	$33,993	$129,237	$478,326	$25,090	$353,740	$5,953	$148,477

See accompanying report of independent registered public accounting firm.

Schedule IV

CERES GROUP, INC. AND SUBSIDIARIES
REINSURANCE
(dollars in thousands)

					Percentage
					of
		Ceded to	Assumed		Amount
	Gross	Other	From Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net

Year ended December 31, 2005
Life insurance in force	$2,994,314	$927,287	$60,428	$2,127,455	2.8%

Premiums
Life insurance	$20,092	$5,082	$960	$15,970	6.0%
Accident and health insurance	475,206	63,324	—	411,882	N/M

	$495,298	$68,406	$960	$427,852	0.2%

Year ended December 31, 2004
Life insurance in force	$2,830,222	$1,253,979	$69,255	$1,645,498	4.2%

Premiums
Life insurance	$20,874	$6,254	$988	$15,608	6.3%
Accident and health insurance	487,571	72,957	—	414,614	N/M

	$508,445	$79,211	$988	$430,222	0.2%

Year ended December 31, 2003
Life insurance in force	$3,002,439	$1,390,950	$74,510	$1,685,999	4.4%

Premiums
Life insurance	$23,679	$6,726	$851	$17,804	4.8%
Accident and health insurance	546,863	86,341	—	460,522	N/M

	$570,542	$93,067	$851	$478,326	0.2%

N/M = not meaningful

See accompanying report of independent registered public accounting firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent auditors, KPMG LLP, have audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

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

The information required by Item 10 regarding directors and executive officers is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006. We expect to file the Proxy Statement on or after April 1, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2005, the following table presents information regarding all of the Company’s option plans or awards with respect to Equity Compensation Plans approved by our stockholders:

	Number of Shares of			Number of Shares of
	Our Common Stock to		Weighted-Average	Our Common Stock
	be Issued Upon		Exercise Price of	Remaining Available for
	Exercise of		Outstanding	Future Issuance Under
Plan Name	Outstanding Options		Options	Each Plan/Award

1998 Key Employee Share Incentive Plan	1,204,267	shares	$5.64	1,650,887	shares*

Total	1,204,267	shares		1,650,887	shares

*	The plan was amended on May 19, 2004 to increase the number of shares reserved for issuance under the plan by an additional 1,000,000 shares to a total of 3,000,000 shares and allow for the grant of stock and restricted stock awards to officers, non-employee directors, consultants and advisors. In 2005 and 2004, 41,850 and 82,996 shares, respectively, of stock and restricted stock awards were granted under this plan to officers and non-employee directors.

As of December 31, 2005, the following table presents information regarding all of the Company’s option plans or awards with respect to Equity Compensation Plans not previously approved by our stockholders:

	Number of Shares of			Number of Shares of
	Our Common Stock to		Weighted-Average	Our Common Stock
	be Issued Upon		Exercise Price of	Remaining Available for
	Exercise of		Outstanding	Future Issuance Under
Plan Name	Outstanding Options		Options	Each Plan/Award

1998 Employee Stock Option Plan	285,000	shares	$8.01	-0-	shares*
1999 Special Agents’ Stock Option Plan	78,706	shares	5.94	-0-	shares*
Employment Agreement for Val Rajic (8/10/99)	75,000	shares	6.50	-0-	shares
Employment Agreement for Charles E. Miller, Jr. (10/1/98)	100,000	shares	6.50	-0-	shares
Retainer Agreement for Billy B. Hill, Jr. (7/3/98)	125,000	shares	7.50	-0-	shares
Andrew A. Boemi	15,000	shares	8.25	-0-	shares

Total	678,706	shares		-0-	shares

*	The plan was terminated by our Board of Directors and no future grants will be made. The outstanding grants under the plan were not affected by the termination.

For additional information regarding our equity compensation plans, see Note O. Stock Plans in the accompanying audited consolidated financial statements in this Form 10-K.

Additional information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to our Proxy Statement in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Filed documents. The following documents are filed as part of this report:

1. Financial Statements.

Ceres Group, Inc. and Subsidiaries:  Audit Reports.

Consolidated Balance Sheets — December 31, 2005 and 2004.

Consolidated Statements of Operations — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004 and 2003.

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

(b) Exhibits.

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Plan of acquisition, reorganization, arrangement, liquidation, or succession.
Amended and Restated Stock Purchase Agreement, dated March 30, 1998, by and among Strategic Partners, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and Central Reserve.	0-8483	10-K	Mar. 1998	2.2
Merger Agreement and Plan of Reorganization dated December 8, 1998 between Central Reserve Life Corporation and Ceres Group, Inc.	0-8483	8-K	Dec. 1998	2.1
Stock Purchase Agreement dated as of November 4, 1998 between The Western & Southern Life Insurance Company and Ceres Group, Inc.	0-8483	8-K	Feb. 1999	2.2
Purchase Agreement, dated December 20, 2002, by and among Continental General Insurance Company, Ceres Group, Inc., Pennsylvania Life Insurance Company, and Universal American Financial Corp.	0-8483	8-K	Dec. 2002	2.4
Articles of Incorporation and By-laws
Certificate of Incorporation of Ceres Group, Inc. as filed with Secretary of Delaware on October 22, 1998.	0-8483	8-K	Dec. 1998	3.1
Certificate of Amendment of the Certificate of Incorporation of Ceres Group, Inc. dated July 25, 2000.	0-8483	8-K	Aug. 2000	3.1
Amended and Restated Bylaws of Ceres Group, Inc.	0-8483	8-K	May 2004	3.2
Instruments defining the rights of security holders, including indentures
Amended and Restated Registration Rights Agreement dated as of July 25, 2000 between Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the persons and entities set forth on the signature pages attached thereto.	0-8483	8-K	Aug. 2000	4.1
Form of Stockholders Agreement between QQLink.com, Inc., Ceres Group, Inc. and the persons and entities listed on the signature pages thereto.	0-8483	S-1	Apr. 2001	4.5

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Material Contracts
Reinsurance Agreement between Central Reserve Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1998	10.10
Reinsurance Agreement dated February 1, 1999, between Continental General Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1999	10.21
Ceres Group, Inc. 1998 Key Employee Share Incentive Plan.	0-8483	S-1	Apr. 2001	10.26
Ceres Group, Inc. 1998 Employee Stock Option Plan.	0-8483	S-1	Apr. 2001	10.27
Ceres Group, Inc. 1999 Special Agent’s Stock Option Plan.	0-8483	S-1	Apr. 2001	10.28
Ceres Group, Inc. 2000 Employee Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.1
Ceres Group, Inc. 2000 Agent Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.2
Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.	0-8483	10-Q	Aug. 2001	10.37
Transition Agreement, dated as of April 15, 2002, between Ceres Group, Inc. and Peter W. Nauert.	0-8483	10-Q	May 2002	10.38
Employment Agreement, dated as of July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.	0-8483	10-Q	Aug. 2002	10.39
Employment Agreement, effective as of December 17, 2002 between Ceres Group, Inc. and David I. Vickers.	0-8483	10-K	Mar. 2003	10.40
Employment Agreement, effective as of August 18, 2003 between Ceres Group, Inc. and Bradley A. Wolfram.	0-8483	10-Q	Nov. 2003	10.42
Credit and Security Agreement, dated as of December 23, 2003, among Ceres Group, Inc., as Borrower, the subsidiaries of the Borrower which are signatories thereto, as Subsidiary Guarantors, and National City Bank, The CIT Group/Equipment Financing, Inc., as Lenders and National City Bank, as Agent.	0-8483	8-K	Jan. 2004	10.43

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER

Form of Pledge and Security Agreement, dated as of December 23, 2003, between each of Ceres Group, Inc., Ceres Administrators, LLC, Ceres Health Care, Inc., Continental General Corporation, and Western Reserve Administrative Services, Inc., and National City Bank as Agent.	0-8483	8-K	Jan. 2004	10.44
Term Loan A Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.45
Term Loan B Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.46
Employment Agreement, effective as of July 1, 2004, between Ceres Group, Inc. and Ernest T. Giambra, Jr.	0-8483	10-Q	Aug. 2004	10.47
Employment Agreement, effective as of March 28, 2005, between Ceres Group, Inc. and Mark E. Billingsley.	0-8483	8-K	Mar. 2005	10.48
First Amendment to Credit and Security Agreement, dated as of May 2, 2005.	0-8483	8-K	May 2005	10.49
Stock Purchase Agreement by and between, Ceres Group, Inc., International Managed Care, LLC and International Managed Care (Bermuda), L.P.	0-8483	8-K	Sept. 2005	10.50
Code of Conduct and Ethics, dated March 10, 2004.	0-8483	10-K	Mar. 2004	14.1
Subsidiaries of the registrant.
Subsidiaries.	0-8483	10-K	Mar. 2003	21.1
Consents of expert and counsel
Consent of KPMG LLP.	*			23.1
CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.1
CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*			32

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES GROUP, INC.

Date: March 16, 2006	By:	/s/ Thomas J. Kilian Thomas J. Kilian, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date		Signature and Capacity

March 16, 2006	By:	/s/ Thomas J. Kilian Thomas J. Kilian, President, Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2006	By:	/s/ David I. Vickers David I. Vickers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

March 16, 2006	By:	/s/ Roland C. Baker Roland C. Baker, Director

March 16, 2006	By:	/s/ Michael A. Cavataio Michael A. Cavataio, Director

March 16, 2006	By:	/s/ Bradley E. Cooper Bradley E. Cooper, Director

March 16, 2006	By:	/s/ Susan F. Cabrera Susan F. Cabrera, Director

March 16, 2006	By:	/s/ Lynn C. Miller Lynn C. Miller, Director

March 16, 2006	By:	/s/ James J. Ritchie James J. Ritchie, Director

March 16, 2006	By:	/s/ William J. Ruh William J. Ruh, Chairman of the Board

March 16, 2006	By:	/s/ Robert A. Spass Robert A. Spass, Director

EXHIBIT INDEX

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER
Plan of acquisition, reorganization, arrangement, liquidation, or succession.
Amended and Restated Stock Purchase Agreement, dated March 30, 1998, by and among Strategic Partners, Insurance Partners, L.P., Insurance Partners Offshore (Bermuda), L.P., and Central Reserve.	0-8483	10-K	Mar. 1998	2.2
Merger Agreement and Plan of Reorganization dated December 8, 1998 between Central Reserve Life Corporation and Ceres Group, Inc.	0-8483	8-K	Dec. 1998	2.1
Stock Purchase Agreement dated as of November 4, 1998 between The Western & Southern Life Insurance Company and Ceres Group, Inc.	0-8483	8-K	Feb. 1999	2.2
Purchase Agreement, dated December 20, 2002, by and among Continental General Insurance Company, Ceres Group, Inc., Pennsylvania Life Insurance Company, and Universal American Financial Corp.	0-8483	8-K	Dec. 2002	2.4
Articles of Incorporation and By-laws
Certificate of Incorporation of Ceres Group, Inc. as filed with Secretary of Delaware on October 22, 1998.	0-8483	8-K	Dec. 1998	3.1
Certificate of Amendment of the Certificate of Incorporation of Ceres Group, Inc. dated July 25, 2000.	0-8483	8-K	Aug. 2000	3.1
Amended and Restated Bylaws of Ceres Group, Inc.	0-8483	8-K	May 2004	3.2

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER
Instruments defining the rights of security holders, including indentures
Amended and Restated Registration Rights Agreement dated as of July 25, 2000 between Ceres Group, Inc. (as successor-in-interest to Central Reserve Life Corporation) and the persons and entities set forth on the signature pages attached thereto.	0-8483	8-K	Aug. 2000	4.1
Form of Stockholders Agreement between QQLink.com, Inc., Ceres Group, Inc. and the persons and entities listed on the signature pages thereto.	0-8483	S-1	Apr. 2001	4.5
Material Contracts
Reinsurance Agreement between Central Reserve Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1998	10.10
Reinsurance Agreement dated February 1, 1999, between Continental General Life Insurance Company and Hannover Life Reassurance Company of America (f/k/a Reassurance Company of Hannover).	0-8483	10-K	Mar. 1999	10.21
Ceres Group, Inc. 1998 Key Employee Share Incentive Plan.	0-8483	S-1	Apr. 2001	10.26
Ceres Group, Inc. 1998 Employee Stock Option Plan.	0-8483	S-1	Apr. 2001	10.27
Ceres Group, Inc. 1999 Special Agent’s Stock Option Plan.	0-8483	S-1	Apr. 2001	10.28
Ceres Group, Inc. 2000 Employee Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.1
Ceres Group, Inc. 2000 Agent Stock Purchase Plan.	0-8483	S-8	Apr. 2001	4.2

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER
Lease Agreement, dated as of July 31, 2001, between Royalton Investors, LLC and Big T Investments, LLC and Ceres Group, Inc.	0-8483	10-Q	Aug. 2001	10.37
Transition Agreement, dated as of April 15, 2002, between Ceres Group, Inc. and Peter W. Nauert.	0-8483	10-Q	May 2002	10.38
Employment Agreement, dated as of July 9, 2002, between Ceres Group, Inc. and Thomas J. Kilian.	0-8483	10-Q	Aug. 2002	10.39
Employment Agreement, effective as of December 17, 2002 between Ceres Group, Inc. and David I. Vickers.	0-8483	10-K	Mar. 2003	10.40
Employment Agreement, effective as of August 18, 2003 between Ceres Group, Inc. and Bradley A. Wolfram.	0-8483	10-Q	Nov. 2003	10.42
Credit and Security Agreement, dated as of December 23, 2003, among Ceres Group, Inc., as Borrower, the subsidiaries of the Borrower which are signatories thereto, as Subsidiary Guarantors, and National City Bank, The CIT Group/Equipment Financing, Inc., as Lenders and National City Bank, as Agent.	0-8483	8-K	Jan. 2004	10.43
Form of Pledge and Security Agreement, dated as of December 23, 2003, between each of Ceres Group, Inc., Ceres Administrators, LLC, Ceres Health Care, Inc., Continental General Corporation, and Western Reserve Administrative Services, Inc., and National City Bank as Agent.	0-8483	8-K	Jan. 2004	10.44
Term Loan A Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.45
Term Loan B Note, dated December 23, 2003.	0-8483	8-K	Jan. 2004	10.46

	INCORPORATED BY
	REFERENCE TO
	REGISTRATION OR	FORM OR		EXHIBIT
EXHIBITS	FILE NUMBER	REPORT	DATE	NUMBER
Employment Agreement, effective as of July 1, 2004, between Ceres Group, Inc. and Ernest T. Giambra, Jr.	0-8483	10-Q	Aug. 2004	10.47
Employment Agreement effective as of March 28, 2005, between Ceres Group, Inc. and Mark E. Billingsley	0-8483	8-K	Mar. 2005	10.48
First Amendment to Credit and Security Agreement, dated as of May 2, 2005	0-8483	8-K	May 2005	10.49
Stock Purchase Agreement, by and between, Ceres Group, Inc., International Managed Care, LLC and International Managed Care (Bermuda), L.P.	0-8483	8-K	Sept. 2005	10.50
Code of Conduct and Ethics, dated March 10, 2004.	0-8483	10-K	Mar. 2004	14.1
Subsidiaries of the registrant. Subsidiaries.	0-8483	10-K	Mar. 2003	21.1
Consents of expert and counsel. Consent of KPMG LLP.	*			23.1
CEO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.1
CFO certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*			31.2
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*			32

*	Filed herewith.