Form 10-Q
period 2006-03-31
CERES GROUP INC
filed 2006-05-10
CIK 215403

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission file number 0-8483
CERES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1017531

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17800 Royalton Road, Cleveland, Ohio	44136

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     The number of shares of common stock, par value $0.001 per share, outstanding as of April 26, 2006 was 33,295,044.

CERES GROUP, INC. and SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments
Fixed maturities available-for-sale, at fair value	$448,372	$447,537
Equity securities available-for-sale, at fair value	27,786	27,466
Limited partnership	3,861	4,640
Policy and mortgage loans	11,198	9,263

Total investments	491,217	488,906
Cash and cash equivalents (of which $5,679 and $6,070 is restricted, respectively)	25,267	26,764
Accrued investment income	4,598	5,340
Premiums receivable	3,044	4,388
Reinsurance receivable	127,476	131,227
Property and equipment, net	4,515	4,708
Deferred acquisition costs	77,803	73,955
Value of business acquired	10,752	11,126
Goodwill	10,657	10,657
Licenses	3,440	3,440
Other assets	10,992	10,492

Total assets	$769,761	$771,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Policy liabilities and benefits accrued
Future policy benefits, losses and claims
Life	$17,012	$16,402
Deposit and investment contracts	237,937	237,928
Accident and health	113,250	112,242

Total future policy benefits, losses and claims	368,199	366,572
Unearned premiums	37,006	35,707
Other policy claims and benefits payable	101,583	105,744

Total policy liabilities and benefits accrued	506,788	508,023
Deferred reinsurance gain	5,147	5,451
Other policyholders’ funds	15,856	14,970
Debt	6,250	7,313
Deferred federal income taxes payable	2,393	3,524
Other liabilities	28,177	28,349

Total liabilities	564,611	567,630

Stockholders’ equity
Non-voting preferred stock, $0.001 par value, 1,900,000 shares authorized, none issued	—	—
Convertible voting preferred stock, $0.001 par value, at stated value, 100,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 34,966,698 and 34,929,181 shares issued, respectively; 33,262,995 and 33,225,478 shares outstanding, respectively	35	35
Additional paid-in capital	134,897	134,735
Retained earnings	84,084	78,542
Accumulated other comprehensive (loss) income	(3,847)	80
Treasury stock, at cost, 1,703,703 shares at March 31, 2006 and December 31, 2005	(10,019)	(10,019)

Total stockholders’ equity	205,150	203,373

Total liabilities and stockholders’ equity	$769,761	$771,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2006	2005
REVENUES
Premiums, net
Medical	$55,827	$56,566
Senior and other	55,367	50,070

Total premiums, net	111,194	106,636
Net investment income	6,974	6,083
Net realized gains (losses)	109	(840)
Fee and other income	4,627	4,588

	122,904	116,467

BENEFITS, LOSSES AND EXPENSES
Benefits, claims, losses and settlement expenses
Medical	40,058	38,920
Senior and other	41,419	38,486

Total benefits, claims, losses and settlement expenses	81,477	77,406
Selling, general and administrative expenses	35,323	32,512
Net (deferral) amortization and change in acquisition costs and value of business acquired	(2,593)	441
Interest expense and financing costs	159	175

	114,366	110,534

Income before federal income taxes	8,538	5,933
Federal income tax expense	2,996	1,084

Net income	$5,542	$4,849

Net income per share
Basic	$0.17	$0.14
Diluted	0.17	0.14

Weighted average shares outstanding
Basic	33,239,294	34,536,410
Diluted	33,374,520	34,670,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
Unaudited
(dollars in thousands, except share amounts)

Common Stock
Balance at March 31, 2006	$35

Additional Paid-in Capital
Balance at beginning of year	$134,735
Issuance of stock:
Employee/agent benefit plans	162

Balance at March 31, 2006	$134,897

Retained Earnings
Balance at beginning of year	$78,542
Net income	5,542

Balance at March 31, 2006	$84,084

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$80
Unrealized loss on securities, net of tax benefit of $2,115	(3,927)

Balance at March 31, 2006	$(3,847)

Treasury Stock
Balance at beginning of year	$(10,019)
Treasury stock purchased, at cost	—

Balance at March 31, 2006	$(10,019)

Total Stockholders’ Equity	$205,150

Number of Shares of Common Stock
Balance at beginning of year	34,929,181
Issuance of stock:
Employee/agent benefit plans	37,517

Balance at March 31, 2006	34,966,698

Number of Shares of Treasury Stock
Balance at beginning of year	1,703,703
Treasury stock purchased	—

Balance at March 31, 2006	1,703,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net income	$5,542	$4,849

Other comprehensive income (loss):
Unrealized holding losses on securities	(6,931)	(7,393)
Reclassification adjustments for realized losses (gains) included in net income	8	(233)
Unrealized gain adjustment to deferred acquisition costs and value of business acquired	881	1,113

Total other comprehensive loss before federal income tax benefit	(6,042)	(6,513)
Income tax benefit related to items of other comprehensive loss	(2,115)	(2,279)

Other comprehensive loss, net of tax	(3,927)	(4,234)

Total comprehensive income	$1,615	$615

The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$5,542	$4,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	577	774
Stock-based compensation expense	174	—
Net realized (gains) losses	(109)	840
Net change in fixed maturities trading	—	336
Net change in equity securities trading	—	(1,177)
Equity in limited partnership earnings	(128)	(92)
Deferred federal income taxes	982	1,084
Changes in assets and liabilities:
Accrued investment income	742	920
Reinsurance and premiums receivable	5,095	(1,158)
Deferred acquisition costs	(3,329)	(172)
Value of business acquired	736	613
Federal income taxes payable/recoverable	173	(2)
Other assets	(654)	1,289
Future policy benefits, claims and funds payable	(3,255)	1,099
Unearned premium	1,299	2,011
Deferred reinsurance gain	(304)	(469)
Other liabilities	(67)	(2,495)

Net cash provided by operating activities	7,474	8,250

Investing activities
Net purchases of furniture and equipment	(58)	(187)
Purchase of fixed maturities available-for-sale	(25,181)	(14,360)
Return of capital from/(investment in) limited partnership	816	(82)
Cash distributions from limited partnership	91	93
(Increase)/decrease in policy and mortgage loans, net	(1,935)	20
Proceeds from sales of fixed maturities available-for-sale	5,594	9,972
Proceeds from calls and maturities of fixed maturities available-for-sale	11,158	11,468

Net cash (used in) provided by investing activities	(9,515)	6,924

Financing activities
Increase in annuity account balances	7,982	5,528
Decrease in annuity account balances	(6,375)	(4,191)
Principal payments on debt	(1,063)	(625)
Proceeds from issuance of common stock related to employee benefit plans	—	93

Net cash provided by financing activities	544	805

Net (decrease) increase in cash	(1,497)	15,979
Cash and cash equivalents at beginning of year	26,764	22,635

Cash and cash equivalents at end of period	$25,267	$38,614

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$147	$163
Cash paid during the period for federal income taxes	1,839	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2006
Unaudited
A. Summary of Business and Significant Accounting Policies
Summary of Business
     The accompanying unaudited condensed consolidated financial statements of Ceres Group, Inc. and subsidiaries, included herein, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The condensed consolidated financial statements for March 31, 2006 include the continuing operations of Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, Continental General Corporation and its wholly-owned subsidiary, Continental General Insurance Company, and United Benefit Life Insurance Company.
     The condensed consolidated balance sheet presented at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Unless the context indicates otherwise, “we,” “our” and “us” refers to Ceres Group, Inc. and its subsidiaries on a consolidated basis.
Significant Accounting Policies
     For further information, refer to “Critical Accounting Policies” and “Other Accounting Policies and Insurance Business Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Cash and Cash Equivalents
     Cash and cash equivalents include cash and all liquid securities with maturities of 90 days or less when purchased. At March 31, 2006 and December 31, 2005, restricted cash was $5.7 million and $6.1 million, respectively. Restricted cash primarily represents cash held

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
related to fully insured employer shared risk plans, which is restricted from any other use. We are entitled to the investment income from these funds. A corresponding liability is included in the accompanying condensed consolidated balance sheets.
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
     New Accounting Pronouncements
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123R, (Revised 2004), Share-Based Payment (SFAS 123R), which amends SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payment transactions, including grants of employee stock options, be recognized in the Consolidated Statement of Operations based on their fair values. In addition, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction to taxes paid, which is included within operating cash flows. Upon adoption, pro forma disclosures are no longer an alternative. We adopted SFAS 123R using the modified prospective transition method. Under this method, fair value accounting and recognition provisions of SFAS 123R are applied to share-based awards granted or modified subsequent to the date of adoption and prior periods are not restated. In addition, for awards granted prior to the effective date, the unvested portion of the awards shall be recognized in periods subsequent to the adoption based on the grant date fair value determined for recognition or pro forma disclosure purposes under SFAS 123. For the three months ended March 31, 2006, we recognized additional pre-tax stock-based compensation expense of approximately $0.1 million related to the adoption of SFAS 123R.
     Prior to the adoption of SFAS 123R in January 2006, we accounted for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Accordingly, no compensation expense was recognized for our stock option plans in our Consolidated Statements of Operations.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended March 31, 2005.

Three Months
Ended
March 31, 2005
(dollars in
thousands, except
per share amounts)
Net income, as reported	$4,849

Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)

Pro forma net income	$4,831

Net income per share
Basic-as reported	$0.14
Basic-pro forma	0.14

Diluted-as reported	$0.14
Diluted-pro forma	0.14
     See Note H. Stock Plans for further information on our stock-based compensation plans.
     Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.
B. Debt

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Bank credit facility	$6,250	$7,313
     At March 31, 2006, our credit facility consisted of a $1.6 million term loan A and a $4.6 million term loan B with National City Bank. The term loan A has remaining quarterly principal payments of $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The term loan B has remaining quarterly principal payments of $375,000 through December 2006, $562,500 through December 2007, and a payment of $1,250,000 on March 1, 2008.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.0%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 3.75%, respectively. At March 31, 2006, the interest rate on our term loan A balance of $1.6 million was 8.06% per annum and on our $4.6 million term loan B was 8.56% per annum.
     Our obligations under the credit agreement are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends and stock repurchases. At March 31, 2006, we were in compliance with these covenants.
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

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     In December 2005, Continental General entered into a quota share reinsurance agreement with Coventry Health Care and its affiliates. Under the terms of the treaty, Continental General agreed to assume 25% of the risk of all Medicare Part D policies with Coventry sold by our agents effective January 1, 2006 and after.
     The following table summarizes the net impact of our reinsurance arrangements on premiums and benefits, claims, losses and settlement expenses, commissions, and other operating expenses:

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands)
Premiums, net
Direct	$125,741	$124,758
Assumed	1,086	241
Ceded	(15,633)	(18,363)

Total premiums, net	$111,194	$106,636

Benefits, claims, losses and settlement expenses, net
Benefits, claims, losses and settlement expenses	$93,999	$94,394
Reinsurance recoveries	(12,522)	(16,988)

Total benefits, claims, losses and settlement expenses, net	$81,477	$77,406

Selling, general and administrative expenses
Commissions	$19,016	$17,401
Other operating expenses	19,374	18,861
Reinsurance allowances	(3,067)	(3,750)

Total selling, general and administrative expenses	$35,323	$32,512

D. Net Income Per Share
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

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares:

Basic	33,239,294	34,536,410
Incremental shares from assumed exercise of stock options and warrants	135,226	134,139

Diluted	33,374,520	34,670,549

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
E.  Contingencies and Commitments
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
F.  Federal Income Taxes
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
     At March 31, 2006 and December 31, 2005, we had a federal income tax receivable, which is included in other assets on our Condensed Consolidated Balance Sheets, of $0.9 million and $1.0 million, respectively.
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
March 31, 2006
Unaudited
G.  Operating Segments
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
     The following table presents the revenues, expenses, and profit (loss) before federal income taxes, for the three months ended March 31, 2006 and 2005 attributable to our industry segments. Investment income is allocated by segment based on the level of policy liabilities and benefits accrued and allocated capital. We assume that the longer duration, higher yielding investments support the life, annuity and long-term care blocks of business. The remaining investments, which tend to be shorter in duration, support the major medical and Medicare supplement blocks of business. We do not separately allocate assets or income tax expenses (benefits) by industry segment. Revenues from each segment are primarily generated from premiums charged to external policyholders and interest earned on cash and investments.

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands)
Medical
Revenues
Net premiums	$55,827	$56,566
Net investment income	878	971
Net realized gains (losses)	3	(81)
Fee and other income	4,075	3,961

	60,783	61,417

Expenses
Benefits and claims	40,058	38,920
Other operating expenses	17,500	19,415

	57,558	58,335

Segment profit before federal income taxes	$3,225	$3,082

Senior and Other
Revenues
Net premiums	$55,367	$50,070
Net investment income	6,025	5,112
Net realized losses	(9)	(874)
Fee and other income	552	627

	61,935	54,935

Expenses
Benefits and claims	41,419	38,486
Other operating expenses	14,797	13,167

	56,216	51,653

Segment profit before federal income taxes	$5,719	$3,282

Corporate and Other
Revenues
Net investment income	$71	$—
Net realized gains	115	115

	186	115

Expenses
Interest expense and financing costs	159	175
Other operating expenses	433	371

	592	546

Segment loss before federal income taxes	$(406)	$(431)

Income before federal income taxes	$8,538	$5,933

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     The following table presents net premiums by major product line for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(dollars in thousands)
Medical
Individual	$39,910	$39,758
Group	15,917	16,808

Total medical premiums, net	$55,827	$56,566

Senior and Other
Medicare	$43,085	$38,409
Long-term care	6,013	5,746
Life and annuity	4,219	3,582
Dental	1,132	1,325
Other	918	1,008

Total senior and other premiums, net	$55,367	$50,070

Total premiums, net	$111,194	$106,636

H.  Stock Plans
     We have a stock plan, the 1998 Key Employee Share Incentive Plan, which provides for the granting of stock options, stock appreciation rights, stock and restricted stock awards to certain employees, non-employee directors, consultants and advisors. This plan permits the granting of up to 3,000,000 shares of our common stock. In general, such grants vest over three years and expire ten years from the date of the grant. In the event of a change in control, all options granted immediately vest and become exercisable in full. At March 31, 2006, there were options outstanding under this plan to purchase 1,187,603 shares.
     In 1999, 372 employees each received 1,000 common stock options under the 1998 Employee Stock Option Plan. A second grant was made for new employees hired from January 1, 1999 through September 30, 1999, and still employed as of December 31, 1999. Under this second grant in 2000, 75 employees each received 1,000 common stock options. Each grant vests after three years and expires ten years from the date of the grant, with accelerated vesting upon an event of a change in control. We terminated this plan in December 2000. At March 31, 2006, there were options outstanding under the plan to purchase 285,000 shares.
     In 1998 and 1999, pursuant to various individual employment agreements, we granted non-qualified options to purchase 815,000 shares of our common stock to certain key employees. Such grants generally vest over three years and expire ten years from the date of grant. At March 31, 2006, there were options outstanding pursuant to these grants to purchase 315,000 shares.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     In 1999, pursuant to the 1999 Special Agents’ Stock Option Plan, we granted 78,706 common stock options to certain regional sales directors and managing general agents. Each grant vested immediately and expires ten years from the date of grant. We terminated this plan at the end of 2000. At March 31, 2006, there were options outstanding under the plan to purchase 78,706 shares.
     The following table presents our stock option activity for the three months ended March 31, 2006 :

				Weighted
		Weighted		Average
	Number	Average	Aggregate	Remaining
	of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term
Outstanding at beginning of year	1,882,973	$6.24

Granted	—	—

Exercised	—	—

Expired	—	—

Forfeited	(16,664)	4.60

Outstanding at March 31, 2006	1,866,309	6.25	$—	4.8

Exercisable at March 31, 2006	1,628,809	6.35	$—	4.3

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the market price of our stock on March 31, 2006 and the exercise price, times the number of shares) that would have been received by option holders had all option holders exercised their options on March 31, 2006. This amount is subject to change based on the market price of our stock. At March 31, 2006, the market price of our stock was $5.52 which was less than the weighted average exercise price. Therefore, there was no aggregate intrinsic value associated with our stock options at March 31, 2006.
     On January 1, 2006, we adopted SFAS 123R using a modified prospective transition method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards at the date of adoption. Prior period amounts are not restated. For the three months ended March 31, 2006, we recognized additional pre-tax stock-based compensation expense of approximately $0.1 million related to the adoption of SFAS 123R.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. For the three months ended March 31, 2006 and 2005, there were no additional stock options granted.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     Warrants
     On December 23, 2003, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $5.27 per share to a current marketing agency of the Company which exchanged its QQLink stock for cash and the warrant. This warrant, which expires in 2008, was outstanding at March 31, 2006.
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
     Stock Awards
     Pursuant to the 1998 Key Employee Share Incentive Plan, as amended, 55,000 shares of restricted stock awards were granted to executive officers in 2004. The awards vest 25% over four years. In addition, 21,771 and 11,263 shares of our common stock were granted to non-employee directors of our Board during the three months ended March 31, 2006 and 2005, respectively.

CERES GROUP, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — Continued
March 31, 2006
Unaudited
     The following table reflects the activity for non-vested shares for the three months ended March 31, 2006:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested shares at beginning of year	41,250	$6.97

Granted	—	—

Vested	(13,750)	6.97

Canceled	—	—

Nonvested shares at March 31, 2006	27,500	$6.97

I.  Subsequent Event
     On May 1, 2006, we entered into a definitive merger agreement with Great American Financial Resources, Inc. (GAFRI), whereby GAFRI will acquire all of our outstanding shares of common stock through a cash merger. Under the terms of the merger agreement, GAFRI will pay $6.13 in cash for each outstanding share of Ceres common stock, for a total equity price of approximately $205 million on a fully diluted basis. We anticipate that the transaction will be completed in the third quarter of 2006. The transaction is subject to the approval of Ceres’ stockholders and the Ohio and Nebraska Departments of Insurance and other customary conditions, including regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with our condensed consolidated financial statements, notes and tables included elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contained in our 2005 Annual Report on Form 10-K. MD&A may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, future performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements. See “Forward-Looking Statements” for further information.
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
     Our insurance subsidiaries include Central Reserve Life Insurance Company, Provident American Life and Health Insurance Company, United Benefit Life Insurance Company and Continental General Insurance Company. Central Reserve markets and sells both major medical health insurance to individuals, families, associations and small employer groups and senior products to Americans age 55 and over. Continental General markets and sells both major medical and senior health and life products to individuals, families, associations, and Americans age 55 and over. Provident American Life discontinued new medical sales activities and currently has approximately 200 active major medical certificate holders and 300 life policyholders. In June 2005, Provident American Life began marketing and selling a new portfolio of senior products. United Benefit Life has no active policyholders.
Recent Event
     On May 1, 2006, we entered into a definitive merger agreement with Great American Financial Resources, Inc. (GAFRI), whereby GAFRI will acquire all of our outstanding shares of common stock through a cash merger. Under the terms of the merger agreement, GAFRI will pay $6.13 in cash for each outstanding share of Ceres common stock, for a total equity price of approximately $205 million on a fully diluted basis. We anticipate that the transaction will be completed in the third quarter of 2006. The transaction is subject to the approval of Ceres’ stockholders and the Ohio and Nebraska Departments of Insurance and other customary conditions, including regulatory approvals.
Critical Accounting Policies
     Refer to Critical Accounting Policies in our 2005 Annual Report on Form 10-K for information on accounting policies that we consider critical in preparing our consolidated financial statements. These policies include significant estimates made by management using information available at the time the estimates were made. However, these estimates could change materially if different information or assumptions were used.

Results of Operations
We have three reportable segments:
•	Medical – includes catastrophic and comprehensive major medical plans;

•	Senior and Other – includes Medicare supplement, long-term care, dental, life insurance and annuities; and

•	Corporate and Other – includes primarily interest income, interest expense, and corporate expenses of the holding company.
     The financial information for the three months ended March 31, 2006 and 2005 includes the operations of all our subsidiaries for the entire period. See Note G. Operating Segments, to our Condensed Consolidated Financial Statements for further information.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

	Three	Three
	Months	Months	Increase
	Ended	Ended	(Decrease) from
	March 31,	March 31,	Previous Year
	2006	2005	Dollars	%
	(dollars in thousands, except per share amounts)
Premiums, net
Medical	$55,827	$56,566	$(739)	(1.3)%
Senior and other	55,367	50,070	5,297	10.6

Total premiums, net	111,194	106,636	4,558	4.3

Net investment income	6,974	6,083	891	14.6
Net realized gains (losses)	109	(840)	949	113.0
Fee and other income	4,627	4,588	39	0.9

	122,904	116,467	6,437	5.5

Benefits, claims, losses and settlement expenses
Medical	40,058	38,920	1,138	2.9
Senior and other	41,419	38,486	2,933	7.6

Total benefits, claims, losses and settlement expenses	81,477	77,406	4,071	5.3

Selling, general and administrative expenses	35,323	32,512	2,811	8.6
Net (deferral) amortization and change in acquisition costs and value of business acquired	(2,593)	441	(3,034)	(688.0)
Interest expense and financing costs	159	175	(16)	(9.1)

	114,366	110,534	3,832	3.5

Income before federal income taxes	8,538	5,933	2,605	43.9

Federal income tax expense	2,996	1,084	1,912	176.4

Net income	$5,542	$4,849	$693	14.3

Net income per share
Basic	$0.17	$0.14	$0.03	21.4
Diluted	0.17	0.14	0.03	21.4

Medical loss ratio	71.8%	68.8%	—	—
Senior loss ratio	74.8%	76.9%	—	—
Overall loss ratio	73.3%	72.6%	—	—
Selling, general and administrative expense ratio	31.8%	30.5%	—	—

Net Premiums (net of reinsurance ceded)
     For the quarter ended March 31, 2006, total net premiums increased 4.3% to $111.2 million compared to $106.6 million for the first quarter of 2005.
     Medical
     Medical premiums for the quarter ended March 31, 2006 were $55.8 million compared to $56.6 million for the quarter ended March 31, 2005, a decrease of 1.3%. The decrease in medical premiums was primarily the result of a 3.8% decrease in major medical certificates in force from 63,582 at March 31, 2005 to 61,171 at March 31, 2006 due to continued high lapsation rates on renewal business partially offset by an increase in new business production and renewal rate increases.
     Medical premiums increased 1.3% from the fourth quarter of 2005 due to the significant increase in new business on the recently released Advantage product series. Due to the continued increase in new sales, Medical segment premiums are still expected to increase approximately 5% in 2006.
     Senior and Other
     Senior and other premiums increased $5.3 million to $55.4 million for the quarter ended March 31, 2006 compared to $50.1 million for the same quarter in 2005. This 10.6% increase in senior and other premiums was primarily the result of rate increases that were implemented in the first quarter of 2006. The increases were partially offset by higher shock lapse rates associated with the first quarter 2006 Medicare supplement rate increases.
     Based on current new business production trends and slightly higher-than-expected lapse rates on our Medicare supplement business related to the 2006 rate increases, Senior segment premiums are now expected to increase approximately 11% in 2006.
Other Revenues
     Net investment income was $7.0 million for the first quarter of 2006 compared to $6.1 million for the first quarter of 2005, an increase of 14.6%. The increase was attributable to an increase in the overall book yield of our fixed maturities portfolio caused by the increased interest rate environment and higher average invested balances. The book yield of our fixed maturities portfolio at March 31, 2006 was 5.45%, compared to a book yield of 5.31% at March 31, 2005. In addition, we reallocated our investment in convertible bond securities in the second quarter of 2005 to a higher yielding collateralized securities fund.
     Net realized gains were $0.1 million for the first quarter of 2006 compared to net realized losses of $0.8 million for the first quarter of 2005. The first quarter of 2005 includes $1.2 million in unrealized losses on our trading portfolios, which were liquidated in the third quarter of 2005.
     Fee and other income was $4.6 million for the quarter ended March 31, 2006 which was comparable to the first quarter of 2005.

Benefits, Claims, Losses and Settlement Expenses
     Total benefits, claims, losses and settlement expenses increased to $81.5 million for the quarter ended March 31, 2006 compared to $77.4 million for the first quarter of 2005, an increase of 5.3%.
     Medical
     Medical benefits, claims, losses and settlement expenses were $40.1 million for the quarter ended March 31, 2006 compared to $38.9 million for the first quarter of 2005, an increase of 2.9%. In addition, the medical loss ratio was 71.8% for the quarter ended March 31, 2006 compared to 68.8% for the same quarter of 2005. The first quarter 2006 loss ratio was primarily impacted by a strengthening of claim reserves and an increase in January in-patient hospital stays. The loss ratio in the Medical segment is expected to be higher in the balance of 2006 as insureds meet their initial co-pays and deductibles. We expect the loss ratio in 2006 to remain consistent with 2005.
     Senior and Other
     Senior and other benefits, claims, losses and settlement expenses were $41.4 million for the quarter ended March 31, 2006, compared to $38.5 million in the first quarter of 2005. The senior and other loss ratio was 74.8% for the first quarter of 2006 compared to 76.9% for the first quarter of 2005. The improvement in the loss ratio in the first quarter of 2006 was due primarily to favorable long-term care experience, partially offset by an increase in the Medicare supplement loss ratio from 71.9% in the first quarter of 2005 to 74.0% in the first quarter of 2006. The Medicare supplement loss ratio is still expected to be approximately 72% for the full year 2006 compared to 73.8% for 2005.
Other Expenses and Net Income
     Selling, general and administrative expenses increased to $35.3 million in the first quarter of 2006 compared to $32.5 million in the first quarter of 2005, an increase of $2.8 million or 8.6%. The $2.8 million increase was primarily attributable to the following:
•	a $1.6 million increase in commissions due to an increase in the overall commissions rate attributable to higher first year premium;

•	a $0.5 million increase in other operating expenses due primarily to an increase in salaries and benefits; and

•	reduced reinsurance allowances of $0.7 million due to expected lapsation of closed blocks of reinsured business.
     As a percentage of premium, selling, general and administrative expenses were 31.8% in the first quarter of 2006 compared to 30.5% in the first quarter of 2005.
     The net amortization and change in deferred acquisition costs (DAC) and value of business acquired (VOBA) resulted in a net deferral of $2.6 million for the first quarter of 2006 compared to net amortization of $0.4 million for the first quarter of 2005.

     In the Senior segment, the DAC asset increased by $2.3 million in the first quarter of 2006 compared to $1.5 million for the same period in 2005 attributable to an increase in Medicare supplement new business production. In the Medical segment, the DAC asset increased $1.1 million in the first quarter of 2006 compared to a decrease of $1.3 million in the first quarter of 2005. The higher level of costs capitalized was attributable to a significant increase in new sales in the Medical segment.
     Interest expense and financing costs were $0.2 million for the first quarter of 2006 which was comparable to the first quarter of 2005.
     Income before federal income taxes was $8.5 million for the first quarter of 2006, compared to $5.9 million for the same period in 2005.
     A federal income tax expense of $3.0 million was recorded for the first quarter of 2006. This compares to a federal income tax expense of $1.1 million for the first quarter of 2005, which included a $1.0 million ($0.03 per share) federal income tax benefit related to the reduction of federal income tax reserves associated with the elimination of our untaxed policyholder surplus account exposure. The effective tax rate was 35.1% of the income before federal income taxes for the first quarter of 2006. The effective tax rate for the first quarter of 2005, including the reduction of federal income tax reserves, was 18.3% of the income before federal income taxes.
     Net income was $5.5 million, or $0.17 per share, for the first quarter of 2006, compared to $4.8 million, or $0.14 per share for the first quarter of 2005.
Liquidity and Capital Resources
     Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our major needs for cash are to enable our insurance subsidiaries to pay claims and expenses as they come due and for Ceres to pay interest on, and to repay principal of, its indebtedness. The primary sources of cash are premiums, investment income, fee income, equity and debt financings, and reimbursements from reinsurers. Payments consist of current claim payments to insureds, medical cost management expenses, operating expenses such as rent, salaries, employee benefits, commissions, taxes, and interest on debts. Net cash provided by operating activities for the period ended March 31, 2006 was $7.5 million compared to $8.3 million at March 31, 2005. Cash provided by operating activities decreased compared to the first quarter of 2005 due to $1.8 million in federal income tax payments to the Internal Revenue Service in the first quarter of 2006 and an increase in major medical claim payments. The first quarter of 2005 included the payment of the California litigation settlements.
     Assets decreased to $769.8 million at March 31, 2006 from $771.0 million at December 31, 2005. Assets of $491.2 million, or 63.8% of the total assets, were in investments at March 31, 2006. Fixed maturities, our primary investment, were $448.4 million, or 91.3% of total investments, at March 31, 2006 compared to $447.5 million at December 31, 2005. Other investments consist of equity securities, an investment in a limited partnership, and policy loans and mortgage loans.
     Approximately 95.5% of our fixed maturities available-for-sale were of investment grade quality at March 31, 2006. In addition to the fixed maturities, we also had $25.3 million in cash and cash equivalents of which $5.7 million was restricted at March 31, 2006.

     The total reinsurance receivable was $127.5 million at March 31, 2006. Of this amount, $124.7 million represents reserves held by our reinsurers under our various reinsurance treaties in place. Hannover holds substantially all of these reserves.
     The total policy liabilities and benefits accrued were 89.8% of the total liabilities at March 31, 2006 compared to 89.5% at December 31, 2005.
     Credit Agreement. At March 31, 2006, our credit facility consisted of a $1.6 million term loan A and a $4.6 million term loan B with National City Bank. The term loan A has remaining quarterly principal payments of $375,000 through December 2006, and a payment of $500,000 on March 1, 2007. The term loan B has remaining quarterly principal payments of $375,000 through December 2006, $562,500 through December 2007, and a payment of $1,250,000 on March 1, 2008.
     Both term loans bear interest at floating rates, based on either Prime or LIBOR, plus applicable spreads. Under Prime rate borrowings, the interest rate for term loan A and term loan B will be the Prime interest rate plus 0.50% and 1.0%, respectively. Under Eurodollar borrowings, the interest rate for term loan A and term loan B will be LIBOR plus 3.25% and 3.75%, respectively. At March 31, 2006, the interest rate on our term loan A balance of $1.6 million was 8.06% per annum and on our $4.6 million term loan B was 8.56% per annum.
     Our obligations under the credit agreement are guaranteed by four of our non-regulated subsidiaries and are secured by pledges of the capital stock of Central Reserve, Continental General and our non-regulated subsidiaries, as well as security interests in certain equipment and other tangible property of Ceres and the non-regulated subsidiaries.
     The credit agreement contains various covenants including financial covenants relating to leverage, fixed charge coverage, risk-based capital of regulated insurance subsidiaries, and tangible net worth. It also has a number of affirmative and negative covenants, including limitations relating to indebtedness, liens, mergers, purchases and sales of assets, investments, dividends, and stock repurchases. At March 31, 2006, we were in compliance with these covenants.
     Off-Balance Sheet Arrangements. We do not have transactions or relationships with variable interest entities, and we do not have any off-balance sheet financing other than normal operating leases.

     Contractual Obligations. The following schedule summarizes current and future contractual obligations as of March 31, 2006:

	Payments Due by Year
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
	(dollars in thousands)
Long-term debt	$6,250	$3,313	$2,937	$—	$—
Long-term debt interest (1)	616	437	179	—	—
Operating leases	22,149	2,665	4,506	3,947	11,031
Unfunded/callable investment commitments (2)	10,000	10,000	—	—	—
Deposit and investment contracts (3)	237,937	21,329	37,003	33,289	146,316
Other policy claims and benefits payable (4)	101,583	71,418	17,447	6,463	6,255

Total contractual obligations	$378,535	$109,162	$62,072	$43,699	$163,602

(1)	The interest associated with our variable-rate term loans is based upon interest rates in effect at March 31, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Represents estimated timing for fulfilling unfunded and callable capital commitments for an investment in a limited partnership. Outstanding commitments are included in payments due in less than one year since the timing of funding these commitments cannot be reasonably estimated.

(3)	Estimated payments required under interest sensitive life and annuity contracts. The actual payments could vary based on changes in assumed crediting rates, persistency, and mortality levels.

(4)	Includes claims and benefits payable on our major medical, Medicare supplement, long-term care and other health care products.
     In 2005, we committed to invest $10.0 million in a limited partnership, NYLIM Real Estate Mezzanine Fund II, L.P. The investments by this partnership are expected to consist primarily of a diversified pool of subordinated real estate mezzanine debt and sub-tranche loans with an expected concentration in office assets located in major metropolitan areas. The capital commitments can be called by the partnership at any time during the commitment period to fund working capital needs or to purchase new investments. Once the commitment period expires, we are under no obligation to fund the remaining unfunded commitment, but may elect to do so. The partnership has not made any capital calls on our $10.0 million commitment. Therefore, at March 31, 2006, we had outstanding unfunded and callable capital commitments totaling $10.0 million related to this limited partnership.
     In addition, we committed to invest $5.0 million in the aggregate, in two commercial mortgage loan trusts in 2005. The outstanding unfunded commitment of $2.0 million at December 31, 2005 was funded in the first quarter of 2006.
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
Financial Information about Industry Segments
     We have three segments: Medical, which includes catastrophic and comprehensive major medical plans; Senior and Other, which includes Medicare supplement, long-term care, dental, life insurance and annuities; and Corporate and Other, which includes interest income, interest expense, and corporate expenses of the parent company. See Note G. Operating Segments, to our Condensed Consolidated Financial Statements for further information.
New Accounting Pronouncements
     See Note A. Summary of Business and Significant Accounting Policies, to our condensed consolidated financial statements for a discussion of recently issued Accounting Standards.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     As of March 31, 2006, we had gross unrealized losses on individual available-for-sale investments of $10.5 million compared to $6.3 million at December 31, 2005. There were 42 securities that were in a continuous unrealized loss position for twelve months or longer with unrealized losses totaling $3.3 million at March 31, 2006, compared to 36 securities with unrealized losses totaling $2.0 million at December 31, 2005. None of our investments are delinquent or in payment default and there are no conditions present that indicate a high probability that all amounts will not be collected. Based on our evaluation along with that of our external investment managers, there were no investments in an unrealized loss position that had experienced a decline in market value that was considered by us to be significant and other-than-temporary at March 31, 2006.
     Interest rate risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. This change in rates may cause certain interest-sensitive products to become uncompetitive or may cause disintermediation if we attempt to mitigate this risk by charging fees for non-conformance with certain policy provisions and/or by attempting to match the maturity schedule of our assets with the expected payouts of its liabilities. To the extent that liabilities come due more quickly than assets mature, we would have to sell assets prior to maturity and recognize a gain or loss. Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical decline in fair value of stockholders’ equity is estimated to be $10.2 million after-tax at March 31, 2006. This amount represents approximately 5.0% of our stockholders’ equity at that date.
     See also Part II Item 1A. – “Risk Factors.”
Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective and designed to ensure that material information relating to us and our consolidated subsidiaries in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 16, 2006 have not materially changed with the exception of the addition of the first risk factor related to the proposed merger. Some of the risks which may be relevant to us could include:
•	failure to obtain stockholder approval or the failure to satisfy other closing conditions, including regulatory approval, with respect to the proposed merger;

•	failure to accurately predict health care costs when pricing our products and establishing our liabilities for future policy benefits and claim liabilities could have a significant impact on our business and results of operations;

•	we may lose business to competitors offering products similar to ours at lower prices;

•	our profitability depends in large part on our ability to accurately predict and effectively manage rising health care costs, and accurately predict loss ratios, persistency, and the performance of and improvements in our business, as well as implement necessary increases in premium rates;

•	changes in government regulation may affect our profitability, increase our costs of compliance or cause us to discontinue marketing certain products or marketing in certain states;

•	we are subject to a variety of legal actions relating to our business operations, including claims related to the denial of benefits, which may result in financial losses or harm our reputation;

•	changes in the relationship with the associations that make available our health insurance products to their members and/or changes in laws and regulations governing “association group” insurance could have a material adverse effect on our business, financial condition and results of operations;
•	our profitability may be adversely affected if we are unable to maintain our current preferred provider organization (PPO) arrangements and to enter into other appropriate arrangements;

•	our success depends on our ability to develop, market, distribute and administer profitable and competitive products and services in a timely, cost-effective manner;

•	a failure of our information systems to provide timely and accurate information could adversely affect our business and results of operations;

•	failure by our reinsurers to timely and fully meet their obligations under our reinsurance agreements could have an adverse effect on our profitability and financial conditions;

•	our insurance subsidiaries are subject to risk-based or statutory capital requirements and our failure to meet these standards could subject us to regulatory actions;

•	a decline in our financial agency ratings could adversely affect our operations;

•	our investment portfolio involves risks, including risks inherent with ownership of bonds and risks associated with rising interest rates;

•	applicable laws restrict the acquisition of more than 10% of our outstanding voting securities;

•	changing regulations of corporate governance and public disclosure that has increased both our costs and the risk of non-compliance, including Section 404 of the Sarbanes-Oxley Act of 2002;

•	our dependence on senior management and key personnel;

•	our ability to continue to meet the terms of our debt obligations under our credit agreement, as amended, which contains a number of significant financial and other covenants;

•	the adequacy of funds, including fee income, received from our non-regulated subsidiaries, and the restrictions on our insurance subsidiaries’ ability to pay dividends to Ceres, to meet our debt obligations;

•	the performance of others on whom we rely for administrative and operations services;

•	changes in accounting and reporting practices;

•	payments to state assessment funds;

•	changes in tax laws; and

•	our ability to fully collect all agent advances.

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

CERES GROUP, INC.
Date: May 10, 2006	By:	/s/ David I. Vickers
David I. Vickers
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)